Form 10-Q
period 1999-09-30
I O MAGIC CORP
filed 1999-12-22
CIK 1083663

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999
Commission file number 27267




                              I/O Magic Corporation
             (Exact name of Registrant as specified in its charter)




         Nevada                                                88-0290623
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         6 Autry
     Irvine, California                                              92618
(Address of principal executive offices)                           (Zip Code)

                                 (949) 727-7466
              (registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

The number of shares of the Registrant's common stock outstanding as of December 6, 1999: 31,757,039

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Form 10-SB and its Amendments 1, 2 and 3 are incorporated in
Part II Items 1 and 2.

FINANCIAL INFORMATION
PART 1 ITEM 1

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
              DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)


                                     ASSETS

                                                                              DECEMBER 31, 1998             SEPTEMBER 30, 1999
                                                                          --------------------------     --------------------------
CURRENT ASSETS
            Cash                                                                  $ 1,402,904                    $ 1,203,804
            Accounts receivable, net of allowance for doubtful
                accounts of $46,372 and $76,097                                     3,776,413                      8,016,969
            Accounts receivable from related parties                                        -                        767,228
            Inventory                                                                 733,834                      2,224,938
            Prepaid expenses and other current assets                                  60,708                        140,969
                                                                          --------------------------     --------------------------

                TOTAL CURRENT ASSETS                                                5,973,859                     12,353,908

PROPERTY AND EQUIPMENT, NET                                                           133,231                        197,577
OTHER ASSETS                                                                           21,160                         19,988
                                                                          --------------------------     --------------------------

                TOTAL ASSETS                                                      $ 6,128,250                    $12,571,473
                                                                          --------------------------     --------------------------
                                                                          --------------------------     --------------------------

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
              DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         DECEMBER 31, 1998            SEPTEMBER 30, 1999
                                                                   --------------------------     --------------------------
CURRENT LIABILITIES
            Notes payable                                                     $    250,000                    $           -
            Accounts payable and accrued expenses                                1,540,643                        3,974,631
            Current portion of capital lease obligations                               208                              581
            Accounts payable to related parties                                  2,984,677                        1,102,036
            Note payable to related party                                          345,500                                -
            Reserves for customer returns and allowances                           223,379                          848,515
                                                                   --------------------------     --------------------------
                TOTAL CURRENT LIABILITIES                                        5,344,407                        5,925,763

CAPTIAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                    6,723                            2,281
                                                                   --------------------------     --------------------------
                TOTAL LIABILITIES                                                5,351,130                        5,928,044
                                                                   --------------------------     --------------------------

STOCKHOLDERS' EQUITY
            Preferred stock, $0.001 par value
            10,000,000 shares authorized
            none issued and outstanding                                                  -                                -
            Class A common stock, $0.001 par value
            50,000,000 shares authorized
            14,879,546 and 32,091,151 (unaudited) shares
                issued and outstanding                                              14,880                           32,091
            Additional paid in capital                                           5,305,681                       10,358,180
            Deferred compensation                                                  (27,900)                         (18,600)
            Treasury stock, 550,000 shares, at cost                               (165,000)                        (165,000)
            Accumulated deficit                                                 (4,350,541)                      (3,563,242)
                                                                   --------------------------     --------------------------

                TOTAL STOCKHOLDERS' EQUITY                                         777,120                        6,643,429
                                                                   --------------------------     --------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,128,250                     $ 12,571,473
                                                                   --------------------------     --------------------------
                                                                   --------------------------     --------------------------

                              I/O MAGIC CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)



                                                           Nine Months Ended                     Three Months Ended
                                                             September 30,                          September 30,
                                                ----------------------------------- ---------------------------------------
                                                       1999                 1998              1999                1998
                                                ----------------- ----------------- -------------------  ------------------

Net sales                                        $ 21,569,160        $  6,180,170        $  8,485,291          $  2,380,199

Cost of sales                                      16,244,908           4,426,379           6,339,881             1,625,081
                                                ----------------- ----------------- -------------------  ------------------

Gross profit                                        5,324,252           1,753,791           2,145,410               755,118
                                                ----------------- ----------------- -------------------  ------------------

Operating expenses
       Selling, marketing and advertising           2,983,691           1,210,801           1,236,037               490,732
       General and administrative                   1,574,647             804,220             495,572               254,325
                                                ----------------- ----------------- -------------------  ------------------

       Total operating expenses                     4,558,338           2,015,021           1,731,609               745,057
                                                ----------------- ----------------- -------------------  ------------------

Income (loss) from operations                         765,914            (261,230)            413,801                10,061
                                                ----------------- ----------------- -------------------  ------------------

Other income (expense)
       Interest income                                  9,587              10,235               3,587                 4,061
       Interest expense                               (12,786)            (10,300)             (1,402)               (8,846)
       Income from related party                       21,938                   0              21,938                     0
       Other income                                     3,446             251,435               1,346                    27
                                                ----------------- ----------------- -------------------  ------------------

       Total other income (expense)                    22,185             251,370              25,469                (4,758)
                                                ----------------- ----------------- -------------------  ------------------

Income (loss) before provision
       for income taxes                               788,099              (9,860)            439,270                 5,303
                                                ----------------- ----------------- -------------------  ------------------

Provision for income taxes                                800                 800                 400                     0
                                                ----------------- ----------------- -------------------  ------------------

Net income (loss)                                $    787,299        $(    10,660)       $    438,870          $      5,303
                                                ----------------- ----------------- -------------------  ------------------
                                                ----------------- ----------------- -------------------  ------------------



Basic and diluted earnings (loss)
       per share                                 $       0.03        $(      0.00)       $       0.02          $       0.00
                                                ----------------- ----------------- -------------------  ------------------
                                                ----------------- ----------------- -------------------  ------------------


Weighted-average shares outstanding                29,778,974          13,940,492          25,058,544            13,910,534
                                                ----------------- ----------------- -------------------  ------------------
                                                ----------------- ----------------- -------------------  ------------------

                              I/O MAGIC CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                                       Nine Months Ended                Three Months Ended
                                                                         September 30,                     September 30,
                                                               ----------------------------------- --------------------------------
                                                                    1999               1998           1999              1998
                                                               ----------------  ----------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                         $787,299           ($10,660)       $438,870           $5,303
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
            Depreciation and amortization                               36,026             28,125          13,028            9,953
            Amortization of deferred compensation                        9,300              9,300           3,100            3,100
            Provision for allowance for doubtful accounts               29,725           (172,302)         21,191         (116,420)
            Note payable to related party                             (345,500)                 0        (105,500)               0
            Increase (decrease) in cash due to changes in:
                Accounts receivable                                 (4,270,281)        (1,014,192)     (2,588,776)        (578,085)
                Accounts receivable from related parties              (767,228)           (49,374)       (767,228)         (49,374)
                Inventory                                            3,508,896            462,279        (261,106)          (9,003)
                Prepaid expenses and other current assets              (80,261)           (50,048)        (31,802)           7,877
                Other assets                                             1,172                  0           9,900                0
                Accounts payable and accrued expenses                2,433,988            985,781       1,421,358          494,452
                Accounts payable to related parties                 (1,882,641)           661,765        (159,535)         579,228
                Reserves for customer returns and
                   allowances                                          625,136           (123,657)        399,841              834
                                                               ----------------  ----------------- --------------- ----------------

         Net cash provided by operating activities                      85,631            727,017      (1,606,659)         347,865
                                                               ----------------  ----------------- --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                               (100,372)           (33,252)        (38,967)         (11,180)
                                                               ----------------  ----------------- --------------- ----------------

         Net cash used in investing activities                        (100,372)           (33,252)        (38,967)         (11,180)
                                                               ----------------  ----------------- --------------- ----------------

Cash FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                              (4,069)            (5,351)         (3,177)          (1,531)
     Advances to related parties                                             0           (192,982)              0         (192,982)
     Proceeds from issuance of notes payable                                 0            250,000               0          150,000
     Payments on notes payable                                        (250,000)                 0         (45,000)               0
     Proceeds from issuance of common stock                                  0                  0               0                0
     Purchase of treasury stock                                              0           (165,000)              0          (65,100)
     Proceeds from exercise of warrants                                 69,710             15,751           3,004           13,750
                                                               ----------------  ----------------- --------------- ----------------

         Net cash provided by financing activities                    (184,359)           (97,582)        (45,173)         (95,863)
                                                               ----------------  ----------------- --------------- ----------------

         Net increase (decrease) in cash and cash equivalents         (199,100)           596,183      (1,690,799)         240,822
         Cash and cash equivalents at beginning of period            1,402,904            713,469       2,894,603        1,068,830
                                                               ----------------  ----------------- --------------- ----------------

         Cash and cash equivalents at end of period                 $1,203,804         $1,309,652      $1,203,804       $1,309,652
                                                               ----------------  ----------------- --------------- ----------------
                                                               ----------------  ----------------- --------------- ----------------

Supplemental cash flow information:
     Interest paid                                                     $12,786            $10,300          $1,402           $8,846
     Income taxes paid                                                    $800               $800            $400               $0

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-Q.

FORWARD LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by those sections. The actual future results of the Company could differ materially from those projected in the forward looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward looking information, see "Factors That May Affect Future Results" herein.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues for the period ended September 30, 1999 ("1999") were $8,485,291, compared to revenues for the period ended September 30, 1998 ("1998") of $2,380,199. The increase in revenues is primarily attributable to the addition of several significant customers including: CompUSA in June 1998 (representing $2,460,011 of revenue in 1999 and $471,192 in 1998), Circuit City in April 1999 (representing $1,883,799 of revenue in 1999 solely) and Office Max in June 1999 (representing $2,833,475 of revenue in 1999 solely). In addition, there has been an increase in OEM sales in 1999 to $441,320 compared to $0 in 1998. The Company did not have any sales backlog as of September 30, 1998 and it had a sales backlog of $4,224,023 as of September 30, 1999.

         Cost of sales as a percentage of revenues increased from 68.28% ($1,625,081) in 1998 to 74.72% ($6,339,881) in 1999. Cost of product as a percentage of revenues increased from 66.25% in 1998 to 70.31% in 1999. This was primarily due to increased price protection (which decreased net revenue) in 1999. Price protection totaled $60,225 in 1998 and $423,306 in 1999. Freight expenses as a percentage of revenues increased from 2.03% in 1998 to 4.40% in 1999. This was primarily due to more expensive air freight of products (as opposed to ocean freight) due to late production by a major vendor. The Company believes that this situation has been resolved as this time and anticipates lower future freight expenses.

         The Company did not "write down" any of its inventory during the nine months ended September 30, 1998 or 1999. The inventory that was marked down at the end of a fiscal year constituted discontinued items for which the Company was responsible for such costs.

         Operating expenses as a percentage of revenues decreased from 31.30% ($745,057) in 1998 to 20.41% ($1,731,609) in 1999.

         Selling, marketing and advertising as a percentage of revenues decreased from 20.62% ($490,732) in 1998 to 14.57% ($1,236,037) in 1999. Rebates
increased from $256,807 in 1998 to $281,344 in 1999, COOP advertising increased from $105,202 in 1998 to $465,961 in 1999, slotting fees increased from $0 in 1998 to $100,002 in 1999 and sales department expenses increased from $128,723 in 1998 to $388,730 in 1999. The percentage decrease is primarily due to a reduction in the number of rebate programs relative to the increase in revenues and the fact that marketing expenses are not a direct function of sales, although related.

         General and administrative expenses as a percentage of revenues decreased from 10.69% ($254,325) in 1998 to 5.84% ($495,572) in 1999. The
decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in sales revenue. Salaries and related expenses increased from $165,074 in 1998 to $328,407 in 1999. The increase in the amount expensed is due primarily to additional personnel added in 1999, although as a percentage of revenues the amounts declined. Outside services increased from $35,641 in 1998 to $62,759 in 1999 due to additional expenditures for financial relations services. Other factors in the change in general and administrative expenses were rent which increased from $17,160 in 1998 to $34,496 in 1999 and travel which increased from $3,626 in 1998 to $18,092 in 1999. The remaining general and administrative expenses represent utilities and support functions whereby no one account or area fluctuated significantly.

         Other income (expense) increased as a percentage of sales from 0.20% ($4,758 expense) to 0.30% ($25,469 income).

         Income taxes for both periods ended September 30, 1999 and 1998 represent minimum state income taxes. This is due to the fact the Company has net operating loss carryforwards expiring through 2018 and alternative minimum tax credits to offset taxable income for both federal and state purposes.

         Net profits increased from $5,303 for the three months ended September 30, 1998 to $438,870 for the three months ended September 30, 1999.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues for the period ended September 30, 1999 ("1999") were $21,569,160, compared to revenues for the period ended September 30, 1998 ("1998") of $6,180,170. The increase in revenues is primarily attributable to the addition of several significant customers including: CompUSA in June 1998 (representing $6,658,665 of revenue in

1999 and $485,662 in 1998), Circuit City in April 1999 (representing $7,698,841 of revenue in 1999 solely) and Office Max in June 1999 (representing $3,411,031 of revenue in 1999 solely). In addition, there has been an increase in OEM sales in 1999 to $881,438 compared to $498,236 in 1998. The Company did not have any sales backlog as of September 30, 1998 and it had a sales backlog of $4,224,023 as of September 30, 1999.

         Cost of sales as a percentage of revenues increased from 71.62% ($4,426,379) in 1998 to 75.32% ($16,244,908) in 1999. Cost of product as a percentage of revenues increased from 69.82% in 1998 to 71.00% in 1999. This was primarily due to increased price protection (which decreased net revenue) in 1999. Price protection totaled $153,723 in 1998 and $852,384 in 1999. Freight expenses as a percentage of revenues increased from 1.80% in 1998 to 4.32% in 1999. This was primarily due to more expensive air freight of products (as opposed to ocean freight) due to late production by a major vendor. The Company believes that this situation has been resolved as this time and anticipates lower future freight expenses.

         The Company did not "write down" any of its inventory during the nine months ended September 30, 1998 or 1999. The inventory that was marked down at the end of a fiscal year constituted discontinued items for which the Company was responsible for such costs.

         Operating expenses as a percentage of revenues decreased from 32.60% ($2,015,021) in 1998 to 21.13% ($4,558,338) in 1999.

         Selling, marketing and advertising as a percentage of revenues decreased from 19.59% ($1,210,801) in 1998 to 13.83% ($2,983,691) in 1999.
Rebates increased from $602,158 in 1998 to $1,471,904 in 1999, COOP advertising increased from $290,152 in 1998 to $638,916 in 1999, slotting fees increased from $0 in 1998 to $100,002 in 1999 and sales department expenses increased from $318,491 in 1998 to $772,870 in 1999. The percentage decrease is primarily due to a reduction in the number of rebate programs relative to the increase in revenues and the fact that marketing expenses are not a direct function of sales, although related.

         General and administrative expenses as a percentage of revenues decreased from 13.01% ($804,220) in 1998 to 7.3% ($1,574,647) in 1999. The
decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in sales revenue. Salaries and related expenses increased from $455,453 in 1998 to $934,910 in 1999. The increase in the amount expensed is due primarily to additional personnel added in 1999, although as a percentage of revenues the amounts declined. Outside services increased from $88,911 in 1998 to $159,958 in 1999 due to additional expenditures for financial relations services. Other factors in the change in general and administrative expenses were rent which increased from $51,320 in 1998 to $83,172 in 1999 and travel which increased from $24,448 in 1998 to $69,580 in 1999. The remaining general and administrative expenses represent utilities and support functions whereby no one account or area fluctuated significantly.

         Other income (expense) decreased as a percentage of sales from 4.07% ($251,370 income) to 0.10% ($22,185). 1998 included one time other income of $250,000 from the sale of a modem design.

         Income taxes for both periods ended September 30, 1999 and 1998 represent minimum state income taxes. This is due to the fact the Company has net operating loss carryforwards expiring through 2018 and alternative minimum tax credits to offset taxable income for both federal and state purposes.

         Net profits increased from a net loss of $10,660 for the nine months ended September 30, 1998 to a net profit of $787,299 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers: $5 million with BTC and $2 million with Lung Hwa. Borrowings under those arrangements provided the Company interest free for up to 75 days. The Company does not have any outstanding balance on either of these lines as of September 30, 1999.

         The Company is in the process of signing an asset based lending agreement for up to $10,000,000 with IBM Credit in order to continue its growth. The Company believes that its current cash flow from operations and the amounts available under its existing vendor lines of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

         For the three months ended September 30, 1999 the Company had a net decrease in cash in the amount of $1,690,799. This was due to cash used by operating activities of $1,606,659, cash used in investing activities of $38,967 and cash used by financing activities of $45,173. Cash from all accounts receivable changes decreased by $3,356,004 and cash from inventory changes increased by $1,421,358. Cash used for investing activities was for leasehold improvements, furniture and computer equipment. Cash used for financing activities was primarily for payment on notes payable ($45,000).

For the nine months ended September 30, 1999 the Company had a net decrease in cash in the amount of $199,100. This was due to cash used for investing activities of $100,372 and cash used for financing activities of $184,359 offset by cash provided from operations of $85,631. Cash used for investing activities was for leasehold improvements, furniture and computer equipment. Cash used for financing activities was primarily for payment on notes payable ($250,000) offset by proceeds from exercise of warrants ($69,710).

         As the Company expands its distribution activities, it may experience net negative cash flows from operations, pending an increase in gross margins, and may be required to obtain additional financing to fund operations through proceeds from offerings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital through public or private issuance of equity or debt securities.

         The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the even the Company continues with the revenue growth its has experienced between 1998 and 1999 the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, those listed below.

Significant Customer Concentration

During the year ended December 31, 1998 the Company had four major customers which accounted for approximately 81% of the Company's net sales. During the three month period ended September 30, 1999 the Company had four major customers which accounted for approximately 90% of the Company's net sales. The amounts due from these major customers on December 31, 1998 and September 30, 1999 amounted to approximately $3,472,564 and $7,412,162, respectively. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer. Sales to a new major retail customer are expected to begin by the end of the first quarter 2000.

The company has no firm long-term sales commitments from any of its customers and enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

The Company has installed new internal software as of August 1998 that is Year 2000 compliant. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only used two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are two possible ways that it could be impacted by this problem. The first concern is the impact that such software failure would have on the Company's suppliers and customers. Although the Company has not made a formal inquiry, the Company does not believe that either its suppliers or customers could not continue to conduct business even in the face of year 2000 problems. In addition, the Company believes that its customers and suppliers are sufficiently sophisticated computer users that they will not experience significant problems, either by remediation or because they are already using software which can make the distinction between centuries. In the event tht either its suppliers or customers should experience software failure, the Company believes that the impact of either eventuality would not be material to the Company.

The second possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures.

In the event that the Company's suppliers or customers experience a software failure, such a failure could have a material adverse impact on the Company's business, financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business, financial condition and results of operations.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1999, the Company entered into the following non-cash transaction:

     - Issued 16,666,667 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory.

     - Reduction of a related party note payable as a reduction to cost of sales of $345,500 (unaudited).

During the nine months ended September 30, 1998, the Company entered into the following non-cash transactions:

     -    Received $330,735 (unaudited) in inventory subscribed.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        I/O MAGIC CORPORATION

Date: December 22, 1999                 By  /s/ Tony Shahbaz
                                            --------------------------
                                            Tony Shahbaz
                                            President/Chief Exectuive Officer