Form 10QSB/A
period 1999-09-30
I O MAGIC CORP
filed 2000-01-05
CIK 1083663

                                  FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





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

                                 (949) 727-7466
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---




The number of shares of the Registrant's common stock outstanding as of December 6, 1999: 32,307,039

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Form 10-SB and its Amendments 1,2, 3 and 4 are incorporated in
Part I and in Part II Items 1 and 2.

FINANCIAL INFORMATION

PART 1 - ITEM 1

                         I/O MAGIC CORPORATION
                            BALANCE SHEETS
         DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)

                                    ASSETS

                                                                        DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                                        -----------------     ------------------
         CURRENT ASSETS
                 Cash                                                          $1,402,904             $1,203,804
                 Accounts receivable, net of allowance for doubtful
                     accounts of $46,372 and $76,097                            3,776,413              8,016,969
                 Accounts receivable from related parties                       -                        767,228
                 Inventory                                                        733,834              2,224,938
                 Prepaid expenses and other current assets                         60,708                140,969
                                                                        -----------------     ------------------

                     TOTAL CURRENT ASSETS                                       5,973,859             12,353,908

         PROPERTY AND EQUIPMENT, NET                                              133,231                197,577
         OTHER ASSETS                                                              21,160                 19,988
                                                                        -----------------     ------------------

                     TOTAL ASSETS                                              $6,128,250            $12,571,473
                                                                        =================     ==================

    The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
              DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                                    -----------------    ------------------
     CURRENT LIABILITIES
                 Notes payable                                               $250,000    $        -
                 Accounts payable and accrued expenses                      1,540,643             3,974,631
                 Current portion of capital lease obligations                     208                   581
                 Accounts payable to related parties                        2,984,677             1,102,036
                 Note payable to related party                                345,500             -
                 Reserves for customer returns and allowances                 223,379               848,515
                                                                    -----------------    ------------------
                     TOTAL CURRENT LIABILITIES                              5,344,407             5,925,763

     CAPTIAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                          6,723                 2,281
                                                                    -----------------    ------------------
                     TOTAL LIABILITIES                                      5,351,130             5,928,044
                                                                    -----------------    ------------------

     STOCKHOLDERS' EQUITY
                 Preferred stock, $0.001 par value
                 10,000,000 shares authorized
                 none issued and outstanding                                -                     -
                 Class A common stock, $0.001 par value
                 50,000,000 shares authorized
                 14,879,546 and 32,091,151 (unaudited) shares
                     issued and outstanding                                    14,880                32,091
                 Additional paid in capital                                 5,305,681            10,358,180
                 Deferred compensation                                        (27,900)              (18,600)
                 Treasury stock, 550,000 shares, at cost                     (165,000)             (165,000)
                 Accumulated deficit                                       (4,350,541)           (3,563,242)
                                                                    -----------------    ------------------

                     TOTAL STOCKHOLDERS' EQUITY                               777,120             6,643,429
                                                                    -----------------    ------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $6,128,250           $12,571,473
                                                                    =================    ==================

   The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                    Nine Months Ended                Three Months Ended
                                                      September 30,                     September 30,
                                             -------------------------------     ------------------------------
                                                 1999              1998              1999              1998
                                             ------------      ------------      ------------      ------------

Net sales                                    $ 21,569,160      $  6,180,170      $  8,485,291      $  2,380,199

Cost of sales                                  16,244,908         4,426,379         6,339,881         1,625,081
                                             ------------      ------------      ------------      ------------

Gross profit                                    5,324,252         1,753,791         2,145,410           755,118
                                             ------------      ------------      ------------      ------------

Operating expenses
      Selling, marketing and advertising        2,983,691         1,210,801         1,236,037           490,732
      General and administrative                1,574,647           804,220           495,572           254,325
                                             ------------      ------------      ------------      ------------

      Total operating expenses                  4,558,338         2,015,021         1,731,609           745,057
                                             ------------      ------------      ------------      ------------

Income (loss) from operations                     765,914          (261,230)          413,801            10,061
                                             ------------      ------------      ------------      ------------

Other income (expense)
      Interest income                               9,587            10,235             3,587             4,061
      Interest expense                            (12,786)          (10,300)           (1,402)           (8,846)
      Income from related party                    21,938                 0            21,938                 0
      Other income                                  3,446           251,435             1,346                27
                                             ------------      ------------      ------------      ------------

      Total other income (expense)                 22,185           251,370            25,469            (4,758)
                                             ------------      ------------      ------------      ------------

Income (loss) before provision
      for income taxes                            788,099            (9,860)          439,270             5,303
                                             ------------      ------------      ------------      ------------

Provision for income taxes                            800               800               400                 0
                                             ------------      ------------      ------------      ------------

Net income (loss)                            $    787,299      ($    10,660)     $    438,870      $      5,303
                                             ============      ============      ============      ============



Basic and diluted earnings (loss)
      per share                              $       0.03      ($      0.00)     $       0.02      $       0.00
                                             ============      ============      ============      ============


Weighted-average shares outstanding            29,778,974        13,940,492        25,058,544        13,910,534
                                             ============      ============      ============      ============

    The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)


                                                                      Nine Months Ended               Three Months Ended
                                                                        September 30,                   September 30,
                                                               -----------------------------     -----------------------------
                                                                  1999             1998             1999            1998
                                                               -----------      ------------     -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                  $   787,299      ($   10,660)     $   438,870      $     5,303
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
            Depreciation and amortization                           36,026           28,125           13,028            9,953
            Amortization of deferred compensation                    9,300            9,300            3,100            3,100
            Provision for allowance for doubtful accounts           29,725                0           21,191         (116,420)
            Note payable to related party                         (345,500)               0                0                0
            Increase (decrease) in cash due to changes in:
                Accounts receivable                             (4,270,281)      (1,186,494)      (2,588,776)        (578,085)
                Accounts receivable from related parties          (767,228)         (49,374)        (767,228)         (49,374)
                Inventory                                        3,508,896          462,279         (366,606)          (9,003)
                Prepaid expenses and other current assets          (80,261)         (50,048)         (31,802)           7,877
                Other assets                                         1,172                0            9,900                0
                Accounts payable and accrued expenses            2,433,988          985,781        1,421,358          494,452
                Accounts payable to related parties             (1,882,641)         661,765         (159,535)         579,228
                Reserves for customer returns and
                   allowances                                      625,136         (123,657)         399,841              834
                                                               -----------      ------------     -----------      ------------

         Net cash provided by operating activities                  85,631          727,017       (1,606,659)         347,865
                                                               -----------      ------------     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                           (100,372)         (33,252)         (38,967)         (11,180)
                                                               -----------      ------------     -----------      ------------

         Net cash used in investing activities                    (100,372)         (33,252)         (38,967)         (11,180)
                                                               -----------      ------------     -----------      ------------

Cash FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                          (4,069)          (5,351)          (3,177)          (1,531)
     Advances to related parties                                         0         (192,982)               0         (192,982)
     Proceeds from issuance of notes payable                             0          250,000                0          150,000
     Payments on notes payable                                    (250,000)               0          (45,000)               0
     Purchase of treasury stock                                          0         (165,000)               0          (65,100)
     Proceeds from exercise of warrants                             69,710           15,751            3,004           13,750
                                                               -----------      ------------     -----------      ------------

         Net cash provided by financing activities                (184,359)         (97,582)         (45,173)         (95,863)
                                                               -----------      ------------     -----------      ------------

         Net increase (decrease) in cash and cash
         equivalents                                              (199,100)         596,183       (1,690,799)         240,822
         Cash and cash equivalents at beginning of
         period                                                  1,402,904          713,469        2,894,603        1,068,830
                                                               -----------      ------------     -----------      ------------

         Cash and cash equivalents at end of period            $ 1,203,804      $ 1,309,652      $ 1,203,804      $ 1,309,652
                                                               ===========      ===========      ===========      ============

Supplemental cash flow information:
     Interest paid                                             $    12,786      $    10,300      $     1,402      $     8,846
     Income taxes paid                                         $       800      $       800      $       400      $         0


    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



During the nine months ended September 30, 1999, the Company entered into the following non-cash transactions:



     - Issued 16,666,667 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory.



     - Reduction of a related party note payable as a reduction to cost of sales of $345,500 (unaudited).



During the nine months ended September 30, 1998, the Company entered into the following non-cash transaction:



     -    Received $330,735 (unaudited) in inventory subscribed.

NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BUSINESS



         I/O Magic Corporation (the "Company"), a Nevada corporation, develops, manufactures through subcontractors, markets, and distributes multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.



         In March 1996, I/O Magic Corporation, a California corporation ("I/O Magic California"), originally incorporated on September 30, 1993 entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Pursuant to the Acquisition Agreement, Silvercrest acquired all of the outstanding stock of I/O Magic California totaling 6,570,583 shares in exchange for an aggregate 6,570,583 shares of newly-issued common stock. In connection with the Acquisition Agreement, the Company issued 624,704 shares of common stock. For accounting purposes, the acquisition has been treated as a recapitalization of I/O Magic California, with I/O Magic California as the accounting acquirer (reverse acquisition). The reverse acquisition was recorded at the historical cost of I/O Magic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company listed on NASDAQ's over-the-counter market with dormant operations and no assets or liabilities. Silvercrest subsequently changed its name to I/O Magic Corporation, a Nevada corporation.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



         BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of I/O Magic Corporation. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.



         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the provisions for allowance of doubtful accounts and price protection on accounts receivable, the net realizability of inventory, the evaluation of potential impairment of furniture and equipment, and the provision for sales returns and warranties. Actual results could materially differ from those estimates.



         STOCK BASED COMPENSATION
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.



         EARNINGS (LOSS) PER SHARE
         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings (loss) of the Company.



         As of September 30, 1999, the Company had potential common stock as follows:

                  Weighted-average common shares
                     Outstanding during the period (unaudited)        29,778,974

                  Incremental shares assumed to be
                      outstanding since the beginning of the
                      period related to stock options and warrants
                      outstanding (unaudited)                            328,259
                                                                         -------



                           FULLY DILUTED WEIGHTED-AVERAGE COMMON
                                  SHARES AND POTENTIAL COMMON STOCK



                                    (UNAUDITED)                       30,107,233
                                                                      ----------

         As of September 30, 1998 the Company had potential common stock including options and warrants. The effects of such potential common stock were not included in diluted earnings per share as their effects would have been anti-dilutive.



NOTE 3 - NOTES PAYABLE



         In May 1998, the Company engaged an agent to assist in a private placement (the "1998 Private Placement") to sell up to $250,000 of units, as amended. Each unit consists of a $10,000 note (the "Note") bearing interest at 10% per annum, repayable in full 90 days after the declaration of effectiveness of a Registration Statement, as defined, or 12 months from the date of issue, whichever comes first, and one warrant, which shall expire thirty days after the declaration of effectiveness of a Registration Statement of the Company registering the shares underlying the warrants or twelve months from the date of issue, whichever comes first. The warrants entitled the holder to purchase that certain number of shares which was equal to one third of the note amount divided by the price per share of common stock registered in the Registration Statement, all at the aggregate exercise price of $1.00. The warrants were deemed by management to be contingent consideration based on the requirement of an effective Registration Statement. As no Registration Statement was effected, none of these warrants were exercisable at any time prior to their expiration in May and June 1999. Under the provisions of APB 12, management determined the relative fair value of the warrants to be nominal due to the contingent nature of the warrants. Accordingly, none of the proceeds were allocated to these warrants which expired in May and June 1999. The Company sold 25 units for proceeds of $250,000. As of December 31, 1998, accrued interest totaled $14,375, and is included in accounts payable and accrued expenses on the accompanying balance sheets. As of September 30, 1999 (unaudited), all principal and interest had been paid.



         No expense was recorded for these warrants as such were issued with an exercise price greater than fair market value. In addition, the Company paid $25,000 to the agent for services provided. Such is included in prepaid expenses and other current assets on the accompanying balance sheet and is being amortized over the term of the Notes.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES



         Accounts payable and accrued liabilities consisted of the following:



                                                       December 31,     September 30,
                                                          1998               1999
                                                       ------------     -------------
                                                                         (unaudited)

         Accounts payable                                 $278,337        $1,494,027
         Accrued rebates and marketing                     868,113         2,183,241
         Accrued compensation and related benefits         142,906            28,395
         Other                                             251,287           268,968
                                                       ------------     -------------

             TOTAL                                      $1,540,643        $3,974,631
                                                       ============     =============



NOTE 5 - CREDIT LINES FROM RELATED PARTIES



         In connection with a 1997 Strategic Alliance Agreement, the Company also has available a second line of credit through another stockholder and supplier for borrowings up to $2,000,000. Borrowings are non-interest bearing and are due 75 days from the date of borrowing. The credit agreement can be mutually terminated at any time. As of December 31, 1998 and September 30, 1999 (unaudited), there were no outstanding borrowings under this arrangement.



         In connection with an effective February 3, 1999 subscription agreement, the Company also has available an additional line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of September 30, 1999 (unaudited), there were no outstanding borrowings under this arrangement.



NOTE 6 - NOTE PAYABLE TO RELATED PARTY



         As of December 31, 1998, the note payable to related party represents a convertible promissory note to a stockholder for inventory purchases. The note bore interest at 8% and matured March 1, 1997. Accrued interest related to this note totaling $48,888 is included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 1998. As of December 31, 1998, the Company was in default under the agreement and disputes any obligation as no consideration was received. The Company ceased accruing interest as of August 1997. In March 1999, the statute of limitations for collection on this note expired.

         During the nine months ended September 30, 1999, the Company has reflected as a reduction to cost of sales $394,388 (unaudited) of the total debt and related interest. Management does not believe any litigation will arise and has had no contact with such related party.



         Pursuant to the terms of the note payable, in the event the Company or its assets were sold or the Company commenced an offering of common stock, as defined, the note holder had the right to convert the outstanding balance, including all accrued interest thereon, into shares of the Company's common stock. The conversion factor was defined as either the price per share in the event of sale or the initial public offering price, as defined, divided by 1.5.



NOTE 7 - COMMITMENTS AND CONTINGENCIES



         RETAIL AGREEMENTS
         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the nine months ended September 30, 1999 and 1998, the Company incurred $738,918 (unaudited), and $290,152 (unaudited), respectively, related to these agreements. During the three months ended September 30, 1999 and 1998, the Company incurred $565,963 (unaudited), and $105,202 (unaudited), respectively, related to these agreements. Such is included in selling, marketing, and advertising in the accompanying statements of operations.



NOTE 8 - CAPITAL TRANSACTIONS



         COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS
         During the nine months ended September 30, 1999, the Company issued an aggregate of 544,938 (unaudited) restricted shares of common stock in connection with the exercise of warrants for cash totaling $69,710 (unaudited), or at a per share price ranging from $0.01 (unaudited) to $0.30 (unaudited) per share.



         OTHER CAPITAL TRANSACTIONS
         Effective February 3, 1999, the Company issued 16,666,667 shares of restricted common stock to a stockholder and vendor valued at $0.30 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis). In connection with this transaction, the stockholder and vendor established a $5,000,000 line of credit. No value was assigned to the establishment of the line of credit as such line was deemed to not carry any market value.

NOTE 9 - SETTLEMENT AGREEMENT



         In March 1998, the Company entered into a Modem Card Settlement Agreement with an outside company whereby the Company assigned exclusive property rights of a specified product in exchange for $250,000. In connection with this agreement, an officer and stockholder was paid a bonus totaling $11,500.



NOTE 10 - RELATED PARTY TRANSACTIONS



         During the three and nine months ended September 30, 1999, the Company purchased inventory totaling $840,370 (unaudited) on behalf of a related party. Such inventory was sold at cost plus handling expenses resulting in other income to the Company of $21,938 (unaudited).



         During the nine months ended September 30, 1999, the Company had revenues from two related parties totaling approximately $2,074,000 (unaudited).



         During the nine months ended September 30, 1999 and 1998, the Company had purchases from related parties totaling approximately $10,143,000 (unaudited) and $1,637,000 (unaudited), respectively.



         During the three months ended September 30, 1999, the Company had revenues from two related parties totaling approximately $1,538,000 (unaudited).



         During the three months ended September 30, 1999 and 1998, the Company had purchases from related parties totaling approximately $1,520,000 (unaudited) and $421,882 (unaudited), respectively.



         Revenues for the three and nine months ended September 30, 1998 were not significant.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements of the Company included in this Form 10-QSB.


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


PLAN OF OPERATION



         Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity for the next twelve months. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary.



         The research and development efforts underlying the technology comprising the eventual products sold by the Company are funded by the Company's manufacturers (primarily BTC and Lung Hwa). Typically, the Company identifies a market or technology trend occurring in the marketplace through consultation with its large retail customers. The Company then provides its Asian manufacturers with the technical specifications or market trends which it has identified. The Asian manufacturers then conduct the actual research and development (in Asia, at their cost) to determine the technical and financial feasibility of the proposed product. The Company does conduct limited research and development in designing driver software providing a user friendly installation, user manual, installation guides, product packaging, marketing literature and market and sales research.



         The Company does not anticipate the purchase or sale of plant or significant equipment in the next twelve months. The Company currently leases its plant which is sufficient for the next twelve months based on current activity. The Company anticipates that it will have to lease additional space should there be an addition of a major new customer. Management has not yet ascertained the financial impact of such expansion at this time.

         As of the date hereof, the Company has approximately 55 full-time employees. While the Company does anticipate an increase in its number of employees, it does not anticipate that it will hire more than 10-20 additional full-time employees during calendar year 2000. The Company has hired independent contractors on an "as needed" basis, to develop its web site and to fill short-term staffing needs such as data entry and product assembly. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.



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


         The Company did not "write down" any of its inventory during the three months ended September 30, 1998 or 1999. The inventory that was marked down at the end of a fiscal year constituted discontinued items for which the Company was responsible for such costs.

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998


         Revenues for the period ended September 30, 1999 ("1999") were $21,569,160, compared to revenues for the period ended September 30, 1998 ("1998") of $6,180,170. The increase in revenues is primarily attributable to the addition of several significant customers including: CompUSA in June 1998 (representing $6,658,665 of revenue in 1999 and $485,662 in 1998), Circuit City in April 1999 (representing $7,698,841 of revenue in 1999 solely) and Office Max in June 1999 (representing $3,411,031 of revenue in 1999 solely). In addition, there has been an increase in OEM sales in 1999 to $881,438 compared to $498,236 in 1998. Sales to other, smaller customers decreased to $2,919,185 in 1999 from $5,196,272 in 1998. The offsetting decrease is primarily due to Fry's Electronics (representing $2,364,391 of revenue in 1998 and $1,364,151 in 1999). This offsetting decrease is due to the Company's emphasis and shift of resources and product with the larger national customers. The Company did not have any sales backlog as of September 30, 1998 and it had a sales backlog of $4,224,023 as of September 30, 1999.

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


         The Company did not "write down" any of its inventory during the nine months ended September 30, 1998. During the nine months ended September 30, 1999 the Company wrote down $72,715 of its inventory due to obsolescence. The inventory that was marked down at the end of a fiscal year constituted discontinued items for which the Company was responsible for such costs.


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

                           I/O MAGIC CORPORATION


Date:  January 4, 2000              By  /s/  Tony Shahbaz
                                       ------------------
                                       Tony Shahbaz
                                       President/Chief Executive Officer