Form 10KSB40
period 1999-12-31
I OMAGIC CORP/CA
filed 2000-03-30
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-27267
                              I/OMAGIC CORPORATION
           (Name of small business issuer as specified in its charter)

         NEVADA                                             88-0290623
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

6 AUTRY
IRVINE, CALIFORNIA                                             92618
(Address of principal executive offices)                     (Zip code)

                                 (949) 727-7466
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. /X/

Registrant's revenues for its fiscal year ended December 31, 1999, were $39,917,342. As of March 15, 2000, Registrant had 32,307,039 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $88,722,321. This calculation is based upon the closing sales price of $3.625 per share on March 27, 2000.

Transitional Small Business Disclosure Format (check one).   Yes / /     No /X/

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on January 11, 2000 is incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----
Item 1    Description of Business                                            1

Item 2    Description of Property                                            8

Item 3    Legal Proceedings                                                  8

Item 4    Submission of Matters to a Vote of Security Holders                8

PART II
-------

Item 5    Market for Common Equity and Related Stockholder                   9
               Matters
Item 6    Management's Discussion and Analysis                              10

Item 7    Financial Statements                                              14

Item 8    Changes in and Disagreements with Accountants on                  14
               Accounting and Financial Disclosure

PART III
--------

Item 9    Directors, Executive Officers, Promoters and Control Persons;     15
               Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation                                            16

Item 11   Security Ownership of Certain Beneficial Owners and               17
               Management

Item 12   Certain Relationships and Related Transactions                    18

PART IV
-------

Item 13   Exhibits and Reports on Form 8-K                                  19

                                     PART I

ITEM 1 - BUSINESS

              A.      BUSINESS DEVELOPMENT

                      1.       FORM AND YEAR OF ORGANIZATION

         I/OMagic Corporation, a California corporation ("I/OMagic California") was incorporated under the laws of the State of California on September 30, 1993. I/OMagic offers products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. I/OMagic's customers include many of the largest North American personal computer mass merchants and consumer electronic retailers, including, but not limited to, Comp USA, Inc., Circuit City and OfficeMax.

                      2. ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

              Not Applicable.

                      3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

         I/OMagic California entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc., a Nevada corporation ("Silvercrest") on March 18, 1996. Pursuant to the Acquisition Agreement, Silvercrest issued 6,570,583 shares of common stock in exchange for 6,570,583 shares of common stock of I/OMagic California, which constituted 100% of the issued and outstanding shares of I/OMagic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company with dormant operations. Silvercrest's common stock was listed on the Over-The-Counter Bulletin Board market as of March 1, 1996. Silvercrest changed its name to I/OMagic Corporation, a Nevada corporation, on March 20, 1996. Effective as of the date of the Acquisition Agreement, the board of directors of Silvercrest resigned and I/OMagic's directors were appointed as the new Board of Directors. As a result of the acquisition, I/OMagic California, became a wholly-owned subsidiary of I/OMagic Corporation, a Nevada corporation. I/OMagic is traded publicly on the Over-The-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "IOMC". Many large brokerage firms do not make a market or otherwise solicit orders for shares trading on the OTC Bulletin Board. As a result of the Company trading on the OTC Bulletin Board, investors may experience difficulty in liquidating some or all of their investment in the stock market.

         Unless otherwise indicated, all references to the "Company" or "I/OMagic" include the operations and business of I/OMagic Corporation, a Nevada corporation, and I/OMagic Corporation, a California corporation.

              B.      BUSINESS OF ISSUER

                      1.       PRINCIPAL PRODUCTS AND THEIR MARKET

         I/OMagic offers products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. I/OMagic's customers include many of the largest North American personal computer mass merchants and consumer electronic retailers, including, but not limited to, Comp USA, Inc., Circuit City and OfficeMax.

         The Company's product mix is constantly adjusted to reflect current market conditions. Currently, the Company's products include: CD ROM drives, CD-Read/Write drives, DVD drives, audio cards, video display cards, modems, video conferencing cameras, and other peripheral accessories. The Company's strategy is to constantly monitor market demand and to update its product mix to reflect after-market conditions. I/OMagic's key suppliers constitute a number of high volume computer peripheral manufacturers. Two key suppliers of the Company are also large shareholders of the Company. I/OMagic believes that it is provided extended interest free trade credit, favorable pricing and early access to key technologies.

                           a.       OPTICAL STORAGE DRIVES

         Approximately 63% of the Company's gross revenues generated from January 1, 1999 through December 31, 1999 ("calendar 1999") were generated through the sale of a variety of CD ROM drives. These drives include CD-Rom playback, CD Readable/Writable ("CDRW") and DVD Playback for DVD format movies and other applications. The primary function of all of these products is to provide an interface between reading (playback) and writing (storing) various data formats that are interfaced with both desktop and portable computer architecture. These products are sold throughout North America to virtually all of the Company's customers. This market segment tends to constantly shift toward greater speed and functionality. The Company believes that this shift has historically been created due to market opportunities as consumers constantly search for the most advanced features and standards available.

                           b.       AUDIO PERIPHERAL UPGRADE CARDS

         Approximately 10% of the Company's gross revenues generated during fiscal 1999 were generated through the sale of its audio peripheral upgrade cards. I/OMagic developed the Tempo PC Card, which was launched during the fourth quarter of 1993 as one of the first Personal Computer Memory Card Industry Association ("PCMCIA") audio peripheral upgrade cards to provide audio upgrade functionality for the portable marketplace. While this product was discontinued due to technical obsolescence, the Company changed its marketplace position by introducing a variety of peripheral audio cards for desktop applications to address specific marketplace demands, including computer games, business applications and other audio applications. The Company's audio product mix provides a range of technologies based upon specifications geared to the specific application. These applications include the basic standard video conferencing application to a full range of audio intensive gaming features.

                           c.       VIDEO PERIPHERAL UPGRADE CARDS

         Approximately 13% of the Company's gross revenues generated during fiscal 1999 were generated through the sale of its video peripheral upgrade cards and solutions (e.g. video capture cameras). I/OMagic developed the Focus Video Capture Card, which was launched during the first quarter of 1994 as one of the first PCMCIA video capture cards to address the portable computer market. While this product was eventually discontinued due to technical obsolescence, the Company changed its marketplace position by offering a variety of video display cards addressing the business and gaming market segments. The Company's product mix currently includes three different video cards addressing the various technological needs of the end user. In addition, the Company markets MagicVision which is a camera intended to facilitate video conferencing and other applications that provide video capture capabilities.

                           d. MODEMS, FLOPPY DISK DRIVES, SCANNERS, KEYBOARDS AND OTHER PERIPHERALS

         The balance of the Company's gross revenues during calendar 1999, approximately 14%, were generated through the sale of a variety of products including modems, floppy disk drives, scanners, keyboards and other peripherals. As of the date of this filing, the Company is one of the first distributors of scanners designed specifically for portable computers by the name of MobileScan. The composition of this product mix varies according to market demands.

         The Company believes that its primary strategic advantage is its ability to expeditiously identify and adjust to an ever-evolving marketplace. This ability was evidenced in its quick adjustment to changes in the CD ROM and the video and audio card markets from 1993 to 1999. As retail mass merchants consolidate, the Company believes that its ability to offer a wide assortment of peripheral products addressing current technological needs provides it with a competitive advantage. As noted more fully below, the Company's major shareholders provide substantial manufacturing capacity based in Asia in a majority of its product lines.

                           e.       INDUSTRY OVERVIEW

         The Company believes that the recent emergence of the Internet, coupled with the ready availability of basic, low priced personal computers and personal device applications ("PDA") provides consumers with the platform to technologically improve utilizing, among other things, the products provided by the Company. In the aggregate, the Company's product mix focuses upon the enhancement of the functionality of personal computers.

         The lower priced personal computers ("PC") market had a substantial impact on the U.S. consumer segment, as 50 percent of all U.S. households had a PC in 1998, according to DataQuest, Inc. The PC industry has made great strides into the home market. In 1995, just 27 percent of U.S. households had a PC. The PC industry received a boost in the second quarter of 1999 as worldwide PC shipments grew 26.4 percent over the second quarter of 1998, primarily because of lower system prices, economic recovery, and the Internet, according to DataQuest, Inc.

         In 2003, the portable computer market is projected to generate $99.91 billion in worldwide revenues (Frost & Sullivan, Report 5680-71, Publication
Date: June 1997). The total revenues for the market for portable computers, pen computers, palmtops, peripherals, and PC Cards (the "portables market") was $33.52 billion in 1996.

                  2.       DISTRIBUTION

                           a.       MANUFACTURING

         All of the Company's products are manufactured in Asia. Two of the Company's major shareholders, Behavioral Technology Corporation ("BTC") and Lung Hwa Electronics ("Lung Hwa") provide in excess of 34% of the Company's current product mix. The combined capacity of these manufacturers is well in excess of the current needs of the Company. Both of these manufacturers also expend substantial sums in research and development of new computer peripheral products. All products distributed by the Company are subject to a minimum warranty of one year to repair or replace the product. This warranty is provided by the manufacturer of the product.

         BTC has provided a credit line in the amount of $5 million, non-interest bearing over the initial sixty days, subordinated to any institutional financing. As of the date of this filing, $829,009 has been borrowed under this credit line. As of the date of this filing, the Company has not entered into any institutional debt financing.

         Lung Hwa has provided a credit line in the amount of $2 million, non-interest bearing over the initial sixty days. Both BTC and Lung Hwa have not encumbered any assets of the Company in connection with the foregoing credit lines. As of the date of this filing, the balance of the Lung Hwa credit line is $366,486.

         I/OMagic provides less than 10% of the aggregate revenues of each BTC and Lung Hwa.

                           b.       DISTRIBUTION

         Most of the Company's products are shipped directly from the Asian manufacturer to the Company's warehouse facility in Irvine, California. The Company is responsible for the shipping costs. These products are then shipped either directly to the customer's retail location or to centralized distribution centers, where they are then allocated by the customer. These shipments are made through commercial common carriers such as United Parcel Service or Federal Express. Most product sales are currently conducted through purchase orders placed by large retail customers. The Company has a variety of agreements with a number of these retailers. These agreements include terms related to pricing and orders, advertising and marketing, returns and rebates, as applicable. These agreements are considered industry standard and are not issued by all retailers. The Company believes that it has the opportunity to build strategic alliances with these and other channels. These retail customers include Micro Center, Fry's Electronics, Circuit City, CompUSA, OfficeMax, ABC Warehouse, Navy Exchange Service Command, PC Mall, and Midwest Micro.

         The Company has completed the initial development of two web sites (both of which are currently fully operational): (a) www.magicbuys.com ;and (b) www.I/OMagic.com. www.magicbuys.com is an electronic commerce internet site which offers various products distributed by the Company. The product mix set forth in the web site is adjusted from time to time to address perceived market demands and trends. www.I/OMagic.com is the Company's "flagship" web site which generally describes the capabilities and business of the Company and directs internet traffic to www.magicbuys if a consumer is interested in acquiring products distributed by the Company. The Company intends that its electronic commerce facility will provide a wide variety of peripheral applications and brands.
The Company has retained Credit Card Services, Inc. to insure the encryption and security of all credit card data transmitted in connection with its e commerce site.

         The Company expended approximately $50,000 in developing these two web sites. It does not anticipate expending marketing funds focused exclusively upon the web sites as of the date of this filing. The Company will continue to expend funds in its general marketing and sales programs to promote its various product lines.

                  3.       STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT.

         The Company continuously consults with its major retail customers to identify market trends and developments. This information may include customer preferences and technological developments which may require a peripheral product which compliments the Company's existing product line. Once the Company identifies such a development or trend, the Company consults with its Asian manufacturers to determine the technical feasibility of manufacturing a particular technology. The feasibility is then considered in conjunction with the particular pricing structure which the Company's customers believe will sell in the retail marketplace. The Company is currently focusing upon the following market trends:

                  a.       OPTICAL STORAGE DRIVES

         The Company anticipates the continued release of higher performance CD ROM drives incorporating improved functionality. For example, the Company anticipates during the next 12 months that it will introduce faster DVD drives with multiple functionality. During this same period, the Company further intends to release CD read/writable drives capable of writing and rewriting at an accelerated pace relative to currently available technology. There is no assurance that the Company will be successful in achieving the foregoing introduction of products. Further, there is no assurance that in the event the Company does introduce such technologies that revenues will be generated from such introductions.

                  b.       AUDIO PERIPHERAL UPGRADE CARDS AND SOLUTIONS

         During the year 2000, the Company plans to introduce audio cards supportive of the Dolby digital (AC-3) standard. This is the standard which has been established for many DVD movie titles for decoding the five channel audio signal generated by such movies. The Company believes that this standard will eventually also be adopted by the game software industry. During this same 15 month period, the Company intends to: (i) introduce a line of speaker systems that integrate the functionality of audio cards into the speaker, thereby eliminating the need for a separate audio card and (ii) introduce MP-3 players allowing end-users to digitally record audio data over the Internet, such as music titles. There is no assurance that the Company will be successful in achieving the foregoing introduction of products. Further, there is no assurance that in the event the Company does introduce such technologies that revenues will be generated from such introductions.

                  c.       VIDEO PERIPHERAL UPGRADE CARDS AND SOLUTIONS

         During the year 2000, the Company intends to introduce a line of digital "still-shot" cameras providing the transportation of images from a camera to a computer. During this same 12 month period the Company intends to introduce a number of video display cards addressing specific marketplace demands. In June 1999, the Company introduced a 32 megabyte video display card providing increased speed, resolution and color depth. There is no assurance that the Company will be successful in achieving the foregoing introduction of products. Further, there is no assurance that in the event the Company does introduce such technologies that revenues will be generated from such introductions.

                  4.       COMPETITION

         In general, there are three key competitive factors which impact upon the success of personal computer peripheral distribution companies: (i) time to market; (ii) product value and technology and (iii) market penetration typically measured by retail "shelf-space" and after sales service.

         (i) TIME TO MARKET.

         Consumer demand for particular peripheral upgrade products is constantly changing. As a result, it is critical that the Company be capable of quickly addressing this demand. The Company does this in two ways: (a) it monitors technological developments in the marketplace by consulting with its retail customers and (b) it then provides this information to its Asian suppliers. The Company then places multiple orders each month with its Asian suppliers, thereby assuring that there is a continuous distribution channel comprised of products reflecting products ordered by its American retail customers.

         (ii) PRODUCT VALUE AND TECHNOLOGY

         The Company focuses upon this competitive factor by positioning its products as an affordable alternative to what the market perceives as the "tier one" brands such as Creative Labs and S3, Inc. The Company's products are typically priced below the competing product distributed by Creative Labs and S3, Inc., while still containing the same basic functionality and specifications. The Company believes that this provides consumers with product value, while still sustaining the technology contained in more expensive brand names. While the Company's marketplace is clearly extremely price sensitive, there are certain technological specifications which advanced applications such as video and audio cards for internet applications require in order to achieve a necessary level of functionality. These technological requirements typically assure that there is a floor to pricing in the Company's marketplace.

         (iii) MARKET PENETRATION AND AFTER SALES SERVICE

         1999 has been a break-through year for the Company, allowing its product "sell-through" at the retail level to provide increasing access to shelf-space at major consumer outlets throughout North America. This provides the Company with an expanded presence at these outlets, thereby potentially improving brand awareness among consumers. The Company has eight employees dedicated to providing after sales services primarily over the telephone, such as technical assistance and return and warranty policy information.

         As noted above, the Company currently maintains a broad range of peripheral upgrades for desktop and portable applications. The Company believes that providing this extensive vertical product mix improves its ability to maintain critical shelf space at its major retail customers. While a number of the competitors discussed in this section sell a portion of the Company's product mix (and clearly, collectively, all of these competitors sell all of the products sold by the Company), the Company is not aware of any competitor which provides the broad range of peripheral upgrades currently offered by the Company.

         The Company's competitors include virtually all hardware multi-media firms selling into North American retail channels. These companies include Creative Labs (NASDAQ: CREAK) with sales mainly in CD-ROMS, DVD and Sound Cards and speakers; Haulage (NASDAQ: HAUP) sales mainly in Multimedia cards; 3Com (NASDAQ: COMS) sales mainly in card LAN; Xircom (NASDAQ: XIRC) sales mainly in Notebook Netrade Solutions; 3 DFX (NASDAQ: TDFX) sales mainly in Graphics cards; and Pinnacle Systems, Inc. (NASDAQ: PCLE) sales mainly in Multi Media cards. In addition, there are private companies, such as Smart and Friendly, Inc., Hi-Val, Inc., and Digital Research Technologies which directly compete with portions of the Company's product line.

         A number of these companies are better financed and have a longer operating history then I/OMagic. The market for computer peripherals is extremely price sensitive and competitive. The composition and identity of I/OMagic's competitors is constantly changing based upon marketplace conditions and changes.

         While the Company is continuing its development efforts to meet the requirements of the marketplace, management of the Company believes that the key to its success will be providing a full line of PC peripheral products, including those outlined above as well as other products in development.

                  5. SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

         The Company does not maintain its own manufacturing or production facilities, and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and its raw materials and components will be supplied, by independent companies. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers. The Company has 100% of its products manufactured overseas. Presently, the Company is dependent upon BTC and Lung Hwa for manufacture of more than 34% of the Company's products.

         While the Company has identified and has commenced utilizing certain alternative sources for its products, clearly if either of its major suppliers, BTC or Lung Hwa, experienced manufacturing problems, the Company's business, financial condition, and results of operations would be severely adversely effected, unless the Company could quickly find a replacement supplier. Management of the Company believes that should alternative sources be required, the impact would result in a delay of shipping. While it is difficult to project the extent of this delay, the Company believes that this delay would materially and adversely effect its position in the marketplace. As a result, if the Company could no longer obtain supplies from BTC or Lung Hwa it would probably be required to pay materially more for its products and its product shipments would be delayed. This would be a material competitive disadvantage for the Company in the marketplace.

                  6.       DEPENDENCE ON MAJOR CUSTOMERS

         In calendar 1999, the Company had sales with three major customers that each represent approximately 32% (Circuit City, $12,531,457), 26% (CompUSA, $10,147,978), 17% (Office Max, $6,579,224), and one related party customer that represented 16% (Digital Research Technology, $6,454,475) of net retail sales. Similarly, as of December 31, 1999, the Company had three customers that accounted for 19% (CompUSA, $3,188,635), 17% (Circuit City $2,873,870) and 12%
(OfficeMax, $2,066,953), and had two related party customers that accounted for 23% (Hi Val, Inc. $3,854,250) and 16% (Digital Research Technologies, Inc., $2,717,930) of total accounts receivable.

         In calendar 1998, the Company had sales with three major customers that each represent approximately 32% (Fry's, $3,391,785), 26% (CompUSA, $2,769,503) and 17% (Micro Center, $1,790,257) of net retail sales. Similarly, as of December 31, 1998, the Company had three customers that accounted for 47% (CompUSA, $1,810,765), 25% (Fry's $971,555) and 15% (Electronics Boutique, $556,283) of accounts receivable.

         During the fourth quarter of 1998 and all of 1999, the Company's marketing efforts have focused upon large retail chains with a national distribution capacity. As a result, the Company anticipates that its future revenues will be highly dependent upon orders placed by Circuit City, CompUSA and Office Max.

                  7.       INTELLECTUAL PROPERTY

                           a.       PATENTS.

         The Company does not have any issued or pending patents.

         There can be no assurance that the Company will in fact apply for patents and, even if it were to do so, that such patents would be awarded. Currently, the Company does not hold patents on any of its products or processes under development. The Company does, however, treat its technical data as confidential and relies on internal nondisclosure safeguards, as well as on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The
Company may receive in the future communications from third parties asserting that the Company's products infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation. Furthermore, the Company has not filed for patent law protection in foreign countries.

                           b.       TRADEMARKS

         The Company has provided substantial sums to establish its brand identification in the marketplace. While it is difficult to estimate the exact amount expended since the Company's inception in 1993, during the two year period ending December 31, 1999, the Company expended in excess of $2 million in supporting its brand identification and market presence. These expenditures have included, but are not limited to, participation in industry trade shows such as Comdex, RetailVision and Retail Exchange, rebate programs, promotional advertisements through national retail outlets, slotting fees which reserve shelf space for the Company's products and participation in various customer marketing programs and events. The Company does not have any registered trademarks at this time.

                  8.       GOVERNMENT APPROVAL.

         The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.

                  9.       EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT
                           REGULATIONS

         Not applicable, see discussion in Paragraph 8, Government Approval above.

                  10       RESEARCH AND DEVELOPMENT COSTS.

         The research and development efforts underlying the technology comprising the eventual products sold by the Company are funded by the Company's manufacturers (primarily BTC and Lung Hwa). Typically, the Company identifies a market or technology trend occurring in the marketplace through consultation with its large retail customers. The Company then provides its Asian manufacturers with the technical specifications or market trends which it has identified. The Asian manufacturers then conduct the actual research and development (in Asia, at their cost) to determine the technical and financial feasibility of the proposed product. The Company does conduct limited research and development in designing driver software providing a user friendly installation, user manual, installation guides, product packaging, marketing literature and market and sales research. The Company estimates that it expended approximately $280,000 in connection with these efforts during the two year period ending December 31, 1999.

                  11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         I/OMagic's business does not involve the use of materials in a manufacturing process where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, I/OMagic does not own any real property which would lead to liability as a land owner. Therefore, I/OMagic does not anticipate any costs associated with the compliance of environmental laws and regulations.

                  12.      EMPLOYEES

         As of the date hereof, the Company has approximately 57 full-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than 10 to 20 additional employees during calendar year 2000. The Company has hired independent contractors on an "as needed" basis, to develop its Web site and to fill short-term staffing needs such as data entry and product assembly. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2 - PROPERTIES

         The Company leases approximately 22,000 square feet located at a facility in Irvine, California, which includes offices, storage, and package assembly space. All of the Company's operations are conducted from this facility. The lease expires July 1, 2003, and requires monthly payments of approximately $15,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

         In April 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit of the Company in a timely fashion and for excessive billing in connection with the 1997 audit. Arbitration proceedings are anticipated to take place during the year 2000.

         To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  MARKET INFORMATION

     The Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "IOMC". Set forth below is the trading history of the Company's Common Stock without retail mark up, mark-down or commissions:

       -------------------------------------------------------------------
                  1998                  High                  Low
       -------------------------------------------------------------------
       Quarter ended
            March 31                    1 5/8                 0 3/8
            June 30                     1 1/2                 0 3/8
            September 30                1 1/4                 0 7/32
            December 31                 0 9/16                0 9/32
       -------------------------------------------------------------------
                        1999
       -------------------------------------------------------------------
       Quarter ended
            March 31                    3 1/8                 0 15/64
            June 30                     2 5/8                 1 1/2
            September 30                2 1/16                1 3/8
            December 31                 1 11/16               0 9/16
       -------------------------------------------------------------------

         The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

         Except for 7,208,725 free trading shares, all shares issued by the Company are "restricted securities" within the meaning of Rule 144 under the 1933 Act. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares and sales of shares purchased by holders of options or warrants could have an adverse effect on the market price of the Common Stock.

         (b)  STOCKHOLDERS

         As of March 15, 2000 there are 88 shareholders who currently hold certificated securities (approximately 60 of these shareholders hold restricted securities) and approximately 317 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.

         The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

         (c)  DIVIDENDS

         The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The discussion and financial statements contained herein are for the calendar years ended December 31, 1998 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         I/OMagic offers products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, selected financial information for the Company:

                                            Year Ended          Year Ended
                                        December 31, 1999    December 31, 1998
------------------------------------------------------------------------------
Statement of Operations Data
     Revenue                               $ 39,917,342         $ 10,714,363
     Net Profit/(Net Loss)                    1,862,798             (338,018)
     Net Profit/(Net Loss) per share               0.06                (0.02)
-----------------------------------------------------------------------------
Balance Sheet Data
     Current Assets                          22,639,152            5,973,859
     Total Property & Equipment, Net            255,689              133,231
     Total Assets                            22,916,329            6,128,250
     Total Current Liabilities               15,040,366            5,344,407
     Accumulated Deficit                     (2,487,743)          (4,350,541)
Stockholder's Equity                          7,875,963              777,120

-----------------------------------------------------------------------------

CALENDAR YEAR ENDED DECEMBER 31, 1999 COMPARED TO CALENDAR YEAR ENDED DECEMBER 31, 1998

         Revenues for the year ended December 31, 1999 ("1999") were $39,917,342 compared to revenues for the year ended December 31, 1998 ("1998") of $10,714,363. The increase in revenues is primarily attributable to the increase in sales to: Circuit City (from $0 in 1998 to $12,531,457 in 1999); CompUSA (from $2,769,503 in 1998 to $10,147,978 in 1999); Office Max
(from $0 in 1998 to $6,579,224 in 1999); to Digital Research Technology (related party OEM sales) (from $0 in 1998 to $6,454,476 in 1999).These increases were offset by decreases in sales to: Fry's Electronics (from $3,391,785 in 1998 to $1,984,399 in 1999); to Electronics Boutique (from $760,691 in 1998 to $88,687 in 1999); and smaller decreases in sales to other existing customers (from $3,792,382 in 1998 to $2,380,755 in 1999) due to marketing emphasis on larger national customers. The Company's backlog at December 31, 1999 was $7,514,583 compared to no backlog at December 31, 1998.

         The Company offers rebate programs for various products through its retail customers. The products offered change from time to time. The purpose of the rebates is to accelerate the sale of inventory, assist in the customer's advertising campaign, or provide for the joint marketing of related products. Rebate programs typically last one or two weeks. These rebates averaged 5% of gross revenues of the Company during 1999. If the Company offers a rebate, the amount of the rebate typically ranges between 4% to 8% of the retail price of the product. The rebate concept is prevalent among the Company's competitors and the Company anticipates that it will continue indefinitely with different products offered at various times.

         Cost of sales as a percentage of revenues increased from 73.99% ($7,927,553) in 1998 to 78.71% ($31,419,757) in 1999. This was primarily due to an increase in lower gross margin OEM sales from $529,946 in 1998 to $6,454,476 in 1999 and higher freight expenses in 1999.

         The Company "wrote-down" $85,644 of its inventory in 1998 and $3,363 of its inventory in 1999. Once a product is shipped by the Company to the customer, then the Company is typically obligated to provide price protection or accept returned products which are unsold by the retail customer. The term "price protection" refers to an agreement between the Company and the retailer that in the event the market price for a particular item of inventory declines during a period of time, then the Company shall either accept a return of this item or reduce the cost charged by the Company to the retailer in order to allow the retailer to maintain its profit margin. Price protection is typically not incorporated into any formal agreement between the Company and the retailer, rather it is an industry method of conducting business. The Company then attempts to resell this returned inventory to another customer. If the Company has not yet accepted delivery of a product from its overseas manufacturer, then the manufacturer is responsible for all price reductions and obsolescence of such inventory.

         Operating expenses as a percentage of revenues decreased from 31.51% ($3,376,021) in 1998 to 17.77% ($7,093,543) in 1999. This percentage decrease is primarily due to the fixed cost nature of the majority of operating expenses. In summary, as revenues increase, the general and administrative expenses decrease as a percentage of revenues. General and administrative expenses in 1998 were $1,263,390 and in 1999 were $2,542,104. Payroll and related expenses increased to $1,425,160 in 1999 from $692,888 in 1998 due to the increase in the number of employees due to the increase in sales. Temporary help increased to $71,117 in 1999 from $7,118 in 1998 to meet increases during months for deliveries. Warehouse supplies increased to $62,600 in 1999 from $1,002 in 1998. Financial relations increased to $93,097 in 1999 from $40,343 in 1998 to promote more visibility in the financial community. Building rent increased to $119,257 in 1999 from $68,480 in 1998 as the Company leased additional space in mid-year due to the increased in revenues. Selling expenses in 1998 were $2,112,631 and in 1999 were $4,551,439. Advertising expenses increased to $1,218,423 in 1999 from $369,678 in 1998 primarily due to the addition of Circuit City and Office Max during the year plus increased advertising with prior customers. Rebates increased to $2,037,828 in 1999 from $1,224,919 in 1998 as revenues increased, although rebates as a percentage of revenues decreased as promotions were of a shorter duration. Slotting fees increased to $200,001 in 1999 from $0 in 1998 due to the addition of new customers. Sales administrative expenses increased to $1,095,187 in 1999 from $518,034 in 1998 primarily due to higher sales commissions

         Other income decreased from 2.35% ($251,993) in 1998 to 0.08% ($30,256) in 1999. Calendar 1999 other income included the net impact of inventory purchased on behalf of a related party totaling $2,382,252. Such inventory was sold at cost plus handling resulting in other income of $24,000. Calendar 1998 other income included a non-recurring revenue amount of $250,000 arising from the sale of a modem design.

         Income taxes for 1998 represent minimum state income taxes due to the Company's loss position during the year. Income taxes for 1999 are comprised of $106,000 current federal and state tax liabilities offset by the recognition of net deferred tax assets totaling $651,000. In addition, income taxes includes the tax impact related to the exercise of certain non-qualified stock options which totaled $116,500 for 1999. The deferred tax asset recorded for 1999 is comprised of future tax benefits related to primarily reserves, allowances for doubtful accounts, sales returns, and price protection; and accrued compensation. The deferred tax assets is recorded net of deferred liabilities, net of a valuation allowance for certain assets that are not expected to be realized.

         The Company experienced net income of $1,862,798 for the year ended December 31, 1999 as compared to a net loss of $338,018 for the year ended December 31, 1998. The change to profitability is due to the addition of Circuit City and Office Max in 1999 and increased sales to CompUSA in 1999 over 1998, expansion of marketing activities, improved product costs and the fact that the operating expenses did not increase at the same rate as sales.

CALENDAR YEAR ENDED DECEMBER 31, 1998 COMPARED TO CALENDAR YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 ("1998") were $10,714,363 compared to revenues for the year ended December 31, 1997 ("1997") of $4,034,701. The increase in revenues is primarily attributable to the increase in sales to: COMPUSA (from $0 in 1997 to $2,769,503 in 1998); to Fry's Electronics (from $1,051,894 in 1997 to $3,391,785 in 1998); and to
Micro Center (from $1,061,800 in 1997 to $1,790,257 in 1998); and smaller increases in sales to other existing customers. The Company did not have a sales back log at the end of 1997 or 1998.

         The Company offers rebate programs for various products through its retail customers. The products offered change from time to time. The purpose of the rebates is to accelerate the sale of inventory, assist in the customer's advertising campaign or provide for the joint marketing of related products. Rebate programs typically last one or two weeks. These rebates averaged 11% of gross revenues of the Company during the year ended December 31, 1998. If the Company offers a rebate, the amount of the rebate typically ranges between 4% to 8% of the retail price of the product. The rebate concept is prevalent among the Company's competitors and the Company anticipates that it will continue indefinitely with different products offered at various times.

         Cost of sales as a percentage of revenues decreased from 84.71% ($3,417,984) to 73.99% ($7,927,553). This was primarily due to decreased product costs charged by suppliers.

         The Company "wrote-down" $93,700 of inventory in 1997 and $85,644 of inventory in 1998. Once a product is shipped by the Company to the customer, then the Company is typically obligated to provide price protection or accept returned products which are unsold by the retail customer. The term "price protection" refers to an agreement between the Company and the retailer that in the event the market price for a particular item of inventory declines during a period of time, then the Company shall either accept a return of this item or reduce the cost charged by the Company to the retailer in order to allow the retailer to maintain its profit margin. Price protection is typically not incorporated into any formal agreement between the Company and the retailer, rather it is an industry method of conducting business. The Company then attempts to resell this returned inventory to another customer. If the Company has not yet accepted delivery of a product from its overseas manufacturer, then the manufacturer is responsible for all price reductions and obsolescence of such inventory.

         Operating expenses as a percentage of revenues decreased from 51.03% ($2,059,066) in 1997 to 31.51% ($3,376,021) in 1998. This percentage decrease is primarily due to the fixed cost nature of the majority of operating expenses. In summary, as revenues increase, the general and administrative expenses decrease as a percentage of revenues. General and administrative expenses in 1997 were $1,416,792 and in 1998 were $1,263,390. Bad debt increased by $227,517 in 1998 from 1997 and audit expense decreased by $151,030 in 1998 from 1997 due to replacement of auditors during the 1997 audit. Both are expected to be one-time non-recurring expenses. In 1998 the Company incurred $140,498 in connection with service agreements. Amounts incurred in connection with service agreements in 1997 were insignificant. Selling expenses in 1997 were $642,274 and in 1998 were $2,112,631. Rebates increased to $1,224,919 in 1998 from $24,117 in 1997, as rebates were not initiated until late December 1997. Advertising expenses increased to $369,678 in 1998 from $287,398 in 1997. Sales administrative expenses increased to $518,034 in 1998 from $330,759 in 1997 primarily due to higher sales commissions

         Other income (expense) increased from (0.41%) ($16,378) expense in 1997 to 2.35% ($251,993) income in 1998. Calendar 1998 revenues included a non-recurring revenue amount of $250,000 arising from the sale of a modem design.

         Income taxes for both years ended December 31, 1998 and 1997, represent minimum state income taxes due to the Company's loss position during both periods.

         Although the Company had an increase in revenues and receivables in 1998 compared with 1997, the Company experienced a net loss of $338,018 for the year ended December 31, 1998 as compared to a net loss of $1,459,527 for the year ended December 31, 1997. The decrease in the net loss is due to improved sales, expansion of marketing activities, improved product costs and the fact that the operating expenses did not increase at the same rate as sales.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product (see "Private Placement Offerings"). The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers: $5 million with BTC and $2 million with Lung Hwa. Borrowings under these arrangements provided the Company interest free for up to 75 days as defined. The Company has an outstanding balance with BTC of $829,009 and with Lung Hwa of $366,486 as of December 31, 1999.

         In January 2000, the Company issued 4,444,445 shares of restricted common stock to BTC valued at $1.13 per share for $5,000,000 of inventory.

         In March 2000, the Company sold 632,912 shares of restricted common stock to an affiliate of BTC for cash at $3.16 per share or $2,000,000 in aggregate.

         In March 2000, the Company entered into an asset based lending agreement for up to $15,000,000 with IBM Credit in order to continue its growth. The Company believes that its current cash flow from operations and the amounts available under its existing vendor lines of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

         For the year ended December 31, 1999 the Company had a net increase in cash in the amount of $540,618. This was due to cash used for investing activities of $174,290 and cash used for financing activities of $148,642 offset by cash provided from operations of $863,550. Cash used for investing activities was for leasehold improvements, furniture and computer equipment. Cash used for financing activities was primarily for payment on notes payable ($250,000) offset by proceeds from exercise of warrants ($107,145).

         For the year ended December 31, 1998 the Company had a net increase in cash relative to December 31, 1997 in the amount of $689,435. This was primarily due to cash flow from operating activities of $829,771 being offset by investing activities of $51,945 and financing activities of $88,391. While the Company experienced a loss for 1998 of $338,018, cash from operating activities increased primarily through the utilization of substantial lines of trade credit provided by the Company's major vendors. Cash used for investing activities was for furniture and computer equipment. Cash used for financing activities was primarily for advances to related parties ($192,982) and purchase of treasury stock ($165,000) offset by proceeds from issuance of notes payable ($250,000).

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

         The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the event the Company continues with the revenue growth it has experienced between 1998 and 1999 the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

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

         The Company can indefinitely finance its current level of sales through its own internal resources, as well as the credit lines provided by BTC and Lung Hwa. In the event the Company continues with the revenue growth it has experienced between 1998 and 1999 the Company believes that it may need additional capital during the year ended December 31, 2000 which is expected to come from the IBM Credit Corp. facility discussed in the preceding paragraphs. This additional capital would be utilized to acquire additional inventory to be resold by the Company and to increase marketing and sales efforts toward national retail chains. In the event the Company is unsuccessful in securing needed financing, it may be required to curtail its sales growth. While the Company will continue with its business plan at least through calendar year 2000 in providing a broad range of desk top and portable computer peripherals and upgrades, the Company anticipates that it will increasingly focus upon two aspects of its business: (1) marketing to national retail chains; the Company believes that such chains constitute less credit risk than smaller retail operations; and (2) that the average order from such chains will be substantially larger than smaller retail chains, thereby allowing the Company to take advantage of the economies of scale associated with distributing a single product-line in large volume.

PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (1)      DISMISSAL OF PRINCIPAL ACCOUNTANTS.

         The Company dismissed Ernst & Young LLP, Certified Public Accountants ("Ernst & Young") as its principal accountants on October 7, 1998. Ernst & Young only performed an audit for the year ended December 31, 1996. Ernst & Young's report of independent auditors for the year ended December 31, 1996 contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles. The principal accountant's report on the financial statements for either of the past two years contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles. The decision to change principal accountants of the Company was approved by the Board of Directors of the Company.

         During the Company's year ended December 31, 1996, and through the dismissal of Ernst & Young on October 7, 1998, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. There is nothing further to report under Item 304 (a) (1) or (iv) (B) through (E).

         During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv)(B) through (E).

         Subsequent to the completion of the audit by Ernst & Young, and as of December 31, 1996, the Company recorded the valuation of certain options and warrants as compensation expense resulting in an increase to additional paid-in-capital and an increase to the accumulated deficit totaling $136,833. Ernst & Young has not expressed any opinion on the December 31, 1996 financial statements, as restated, as they have not performed any procedures with respect to the adjustments recorded by the Company. The financial statements and financial information included herein reflect these entries. These entries are not part of the arbitration proceedings discussed above (Item 2 - Legal Proceedings).

         (2)    ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS.

         The Company has engaged Singer, Lewak, Greenbaum & Goldstein, LLP, ("SLGG") on October 9, 1998 as its principal accountants. SLGG's business address is 2700 North Main Street, Suite 200, Santa Ana, California. SLGG replaces Ernst & Young. SLGG conducted the 1998 and 1999 audits which are attached. Neither the Company nor anyone on its behalf has consulted SLGG during the two most recent past fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage SLGG was approved by the Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each person. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

        NAME             AGE                     POSITION
     ---------------     ---        --------------------------------------------
     Tony Shahbaz        37         Chairman, President, Chief Executive
                                    Officer, Secretary, Chief Financial Officer
     Daniel Hou          50         Director
     Anthony Andrews     37         Vice President, Director of Engineering,
                                    Director

MR. TONY SHAHBAZ, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, CHIEF FINANCIAL OFFICER, is the Company's founder. In addition, he has played a key role in developing the Company's multimedia strategy. Mr. Shahbaz has a technical background with over 15 years experience in sales and marketing of computer peripheral products. He was employed by Western Digital Corporation from September 1986 to March 1993. At Western Digital Corporation, he held several positions including Vice President of Worldwide Sales for Western Digital Paradise, and Regional Director of Asia Pacific Sales and Marketing Operations. While at Western Digital Paradise's business unit, he established a multichannel world wide retail distribution structure, with a full line of multimedia products. As Regional Director of Asia Pacific Sales, he managed two of the company's wholly owned subsidiaries that developed chip sets and peripherals for the marketplace. Since 1993 Mr. Shahbaz has been the president of I/O Magic Corporation. Prior to his positions with Western Digital, he held management positions with Tandon Corporation and Lapin Technology, in the marketing and sales divisions of these companies.

MR. DANIEL HOU, DIRECTOR, Mr. Hou is the Founder of Hou Electronics, Inc. a computer peripheral supplier. This company was formed in 1986 and has continually grown to have revenues of $45 million in 1998. Mr. Hou has been the president of Hou Electronics from 1986 through the present. He is responsible for all business activities associated with Hou Electronics. Mr. Hou is active in related organizations such as holding the office of President with the Southern California Chinese Computer Association as well as a membership in American Chemistry Society. Mr. Hou received his Masters in Science from University of Utah.

MR. ANTHONY ANDREWS, VICE PRESIDENT, DIRECTOR OF ENGINEERING, joined the Company in February 1994. Mr. Andrews has over 12 years of experience in the computer industry. His background includes product and software design, with his most recent position as Principal Engineer at Western Digital Corporation from March 1988 to February 1994. As Principal Engineer, he pioneered the development of portable notebook designs for companies such as IBM and AST. He also played a lead role in developing power management features that are being commonly used in the industry today. Mr. Andrews has his own software design company which has developed embedded system designs as well as game software. Mr. Andrews works closely with the Company's sales channels to identify product/market opportunities for the Company. He is responsible for bringing products from concept to market launch. This includes sourcing manufacturers for hardware, developing any necessary software, and packaging designs and specification sheets. He received a Bachelor of Science in Math and Computer Science from the University of California at Los Angeles.

         (b)      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE
                  ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1999 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION

     Set forth below is a summary of compensation for the Company's officers for fiscal years 1999, 1998 and 1997. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.

                             SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                        ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                                                        AWARDS                   PAYOUTS
Name                                                      Other       Restricted
and                                                       Annual        Stock       Options       LTIP       All Other
Principal Position      Year     Salary        Bonus   Compensation     Awards        SARs       Payouts    Compensation
Tony Shahbaz            1999     $140,000    105,000        -0-                                             6,000 (auto)
CEO, President,         1998     $140,000     11,500(1)     -0-                     300,000 (2)             6,000 (auto)
Secretary & CFO         1997     $140,000                   -0-                     300,000 (3)             6,000 (auto)

--------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------
Anthony Andrews         1999     $74,286         -0-        -0-           -0-           -0-        -0-        -0-
Vice President          1998     $70,269       3,000        -0-           -0-           -0-        -0-        -0-

--------------------------------------------------------------------------------------------------------------------------

         (1) Mr. Shahbaz received a bonus of $11,500 for the design sale of a modem to Hewlett-Packard in May 1998.

         (2) On January 2, 1997 the Company issued 300,000 options to purchase common stock of the Company at an exercise price of $1.82 for a term of five years to Mr. Shahbaz under the Company's 1997 Incentive and Nonstatutory
Stock Option Plan.

         (3) On January 2, 1998 the Company issued 300,000 options to purchase common stock of the Company at an exercise price of $1.13 for a term of five years to Mr. Shahbaz under the Company's 1998 Incentive and Nonstatutory
Stock Option Plan.

         (b)      EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Tony Shahbaz, its President, Chief Executive Officer, Secretary, and Chief Financial Officer on October 25, 1993 pursuant to which the Company has agreed to pay Mr. Shahbaz an annual salary of $140,000 per year payable in twelve equal payments on the first day of each month. The agreement provides for a bonus based on the "net profits" of the Company as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7%. No bonuses have been paid under the net profits calculation contained in the employment agreement. As of December 31, 1999, a bonus totaling $105,000 has been accrued pursuant to the terms of this agreement.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

         ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Report by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

                                                                                 PERCENTAGE BENEFICIALLY
NAME                                                  NUMBER OF SHARES (1)                OWNED
----                                                  --------------------                -----
Tony Shahbaz(2)                                          26,348,862(3)                     79%
Anthony Andrews(2)                                          116,666(4)                      *
Daniel Hou(2)                                                   -0-                         *
All officers and directors as a group (3 persons)        26,465,528                        79%
Hou Electronics Inc.(2)                                   2,000,000                         6%
Susha, LLC(2)                                            26,348,862(3)                     79%

----------

*    Less than one percent

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)       c/o Company's address: 6 Autry, Irvine, CA 92618.
(3) 26,348,862 of these shares are held in the name of Susha, LLC. Susha was created as a holding company to hold certain securities contributed by BTC and Mr. Shahbaz. While Mr. Shahbaz has certain voting powers associated with the shares held by Susha, 50% of all financial benefits derived from the shares held by Susha are for the benefit of BTC and 50% of the financial benefits derived from the shares held by Susha are for the benefit of Mr. Shahbaz. Also includes 600,000 options to purchase Common Stock.
(4)       Includes 50,000 options to purchase Common Stock.

---------------

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 3, 1999, I/OMagic entered into a subscription agreement with Behavior Technology Corporation (USA), a California corporation ("BTC"). In this transaction, BTC: (i) contributed $5 million worth of inventory in exchange for 16,666,667 shares of restricted Common Stock of I/OMagic and
(ii) provided a $5 million credit line for the purchase of additional inventory. Borrowings are non-interest bearing and are due 75 days from the date of borrowing. As of December 31, 1999, the Company had $829,009 outstanding in trade payables generated in the ordinary course of business.

         Effective January 4, 2000, the Company issued to BTC 4,444,445 shares of restricted common stock valued at $1.13 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis).

         In March 2000, the Company sold 632,912 shares of restricted common stock to an affiliate of BTC for cash at $3.16 per share or $2,000,000 in aggregate, which includes a 20% discount.

         All shares issued to BTC and its affiliate are held by Susha LLC as noted in footnote 3 above.

                                   PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)         EXHIBITS

3.1      Articles of Incorporation of Asian-Inter American Development
         Corporation, dated October 20, 1992*
3.2      Certificate of Amendment to Articles of Incorporation of Asian-Inter
         American Development Corporation changing name to Silvercrest
         International, Inc., dated August 30, 1993*
3.3 Restated Articles of Incorporation of Silvercrest International, Inc., dated January 10, 1996*
3.4 Certificate of Amendment to the Articles of Incorporation of Silvercrest International, Inc. changing name to I/O Magic Corporation,
         Inc. dated March 19, 1996*
3.5      Bylaws of Asian-Inter American Development Corporation, dated October
         20, 1992, adopted by I/OMagic Corporation, Inc.*
3.6      Amendment to the Bylaws of I/OMagic Corporation, Inc. dated November
         13, 1996*
4.1      Certificate of Designation of Preferred Stock, dated October 31, 1996*
10.1     Employment Agreement by and between I/OMagic Corporation, Inc., a
         California Corporation, and Tony Shahbaz, dated October 22, 1993*
10.2 I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan dated January 2, 1997*
10.3     Plan of Exchange and Acquisition Agreement by and between Silvercrest
         International and I/OMagic Corporation, a California corporation, dated March 8, 1996*
10.4     I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option
         Plan, dated January 2, 1998*
10.5     Strategic Alliance Agreement between I/OMagic Corporation and Hou
         Electronics, Inc., dated September 19, 1997*
10.6     Macola Software Agreement between I/OMagic Corporation and Enterprise
         Wide Computing, Inc., dated October 13, 1997*
10.7     BTC Acquisition Agreement, dated February 3, 1999*
10.8     Lease Agreement by and between I/OMagic Corporation and Autry
         Properties.*
10.9 I/OMagic Corporation 1996 Incentive and Nonstatutory Stock Option Plan dated February 1, 1996.*
27.1     Financial Data Schedule

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on January 11, 2000.

     (b)      REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        I/OMAGIC CORPORATION

                                        /s/ TONY SHAHBAZ
                                        --------------------------------------
                                        By: Tony Shahbaz
                                        Its: Chief Executive Officer,
                                             President Secretary Chief
                                             Financial Officer, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                  Date
---------                      -----                                  ----
/s/TONY SHAHBAZ          Chief Executive Officer, President      March 28, 2000
--------------------     Secretary, Chief Financial Officer,
Tony Shahbaz             Director


/s/ TONY ANDREWS         Vice President, Director                March 28, 2000
--------------------
Anthony Andrews


/s/ DANIEL HOU           Director                                March 28, 2000
--------------------
Daniel Hou


                                                           I/O MAGIC CORPORATION
                                                                        CONTENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                  Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-1

FINANCIAL STATEMENTS
     Balance Sheet                                              F-2 - F-3

     Statements of Income                                          F-4

     Statements of Stockholders' Equity                            F-5

     Statements of Cash Flows                                   F-6 - F-7

     Notes to Financial Statements                              F-8 - F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
I/O Magic Corporation


We have audited the accompanying balance sheet of I/O Magic Corporation as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I/O Magic Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 16, 2000

                                                           I/O MAGIC CORPORATION
                                                                   BALANCE SHEET
                                                              AS OF DECEMBER 31,
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                    $      1,943,522
     Accounts receivable, net of allowance for doubtful
         accounts of $71,193                                       10,115,350
     Accounts receivable from related parties                       6,561,738
     Inventory                                                      3,318,422
     Deferred income taxes                                            651,000
     Prepaid expenses and other current assets                         49,120
                                                             ----------------
              Total current assets                                 22,639,152

FURNITURE AND EQUIPMENT, net                                          255,689

OTHER ASSETS                                                           21,488
                                                             ----------------





                  TOTAL ASSETS                               $     22,916,329
                                                             ================

     The accompanying notes are an integral part of these financial statements.
                                      F-2

                                                           I/O MAGIC CORPORATION
                                                                   BALANCE SHEET
                                                              AS OF DECEMBER 31,
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                     $      9,067,600
     Income taxes payable                                               106,000
     Current portion of capital lease obligation                          1,144
     Due to related parties                                           4,720,054
     Reserves for customer returns and allowances                     1,145,568
                                                               ----------------
         Total current liabilities                                   15,040,366
                                                               ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         none issued and outstanding                                          -
     Class A common stock, $0.001 par value
         50,000,000 shares authorized
         32,307,039 shares issued and outstanding                        32,309
     Additional paid-in capital                                      10,511,897
     Deferred compensation                                              (15,500)
     Treasury stock, 550,000 shares, at cost                           (165,000)
     Accumulated deficit                                             (2,487,743)
                                                               ----------------
              Total stockholders' equity                              7,875,963
                                                               ----------------



                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     22,916,329
                                                               ================

     The accompanying notes are an integral part of these financial statements.
                                      F-3

                                                           I/O MAGIC CORPORATION
                                                            STATEMENTS OF INCOME
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                          1999                  1998
                                                    ----------------      ----------------
NET SALES                                           $     39,917,342      $     10,714,363
COST OF SALES                                             31,419,757             7,927,553
                                                    ----------------      ----------------
GROSS PROFIT                                               8,497,585             2,786,810
                                                    ----------------      ----------------
OPERATING EXPENSES
     Selling, marketing, and advertising                   4,551,439             2,112,631
     General and administrative                            2,542,104             1,263,390
                                                    ----------------      ----------------
         Total operating expenses                          7,093,543             3,376,021
                                                    ----------------      ----------------
INCOME (LOSS) FROM OPERATIONS                              1,404,042              (589,211)
                                                    ----------------      ----------------
OTHER INCOME (EXPENSE)
     Interest income                                          16,087                17,232
     Interest expense                                        (13,994)              (16,674)
     Income from related party                                24,000                     -
     Other income                                              4,163               251,435
                                                    ----------------      ----------------
         Total other income (expense)                         30,256               251,993
                                                    ----------------      ----------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            1,434,298              (337,218)
(BENEFIT) PROVISION FOR INCOME TAXES                        (428,500)                  800
                                                    -----------------     ----------------

NET INCOME (LOSS)                                   $      1,862,798       $      (338,018)
                                                    ================      ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE         $           0.06      $          (0.02)
                                                    ================      ================

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                 31,757,039            14,130,105
                                                    ================      ================

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING               31,880,921            14,130,105
                                                    ================      ================

     The accompanying notes are an integral part of these financial statements.
                                      F-4

                                                           I/O MAGIC CORPORATION
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                               Class A Common Stock  Additional
                               --------------------   Paid-In   Subscriptions     Deferred     Treasury   Accumulated
                               Shares        Amount   Capital     Receivable    Compensation     Stock      Deficit       Total
                               ----------  -------- ----------- -------------   ------------   ---------  -----------   ----------
BALANCE, DECEMBER 31, 1997     13,753,950  $ 13,754 $ 5,245,154   $  (330,735)  $    (40,300)  $      --  $(4,012,523)  $  875,350
ISSUANCE OF COMMON STOCK IN
  CONNECTION WITH THE EXERCISE
  OF WARRANTS                   1,105,596     1,106      24,445            --             --          --           --       25,551
PAYMENT RECEIVED IN 1998 IN
  THE FORM OF INVENTORY                --        --          --       324,240             --          --           --      324,240
PAYMENT RECEIVED IN 1998 IN
  THE FORM OF LEGAL SERVICES           --        --          --         6,495             --          --           --        6,495
COMMON STOCK ISSUED FOR
  SERVICES                         20,000        20       7,480            --             --          --           --        7,500
AMORTIZATION OF DEFERRED
  COMPENSATION                         --        --          --            --         12,400          --           --       12,400
COMMON STOCK PURCHASED
  FOR CASH                             --        --          --            --             --    (165,000)          --     (165,000)
WARRANTS ISSUED FOR LEGAL AND
  CONSULTING SERVICES                  --        --      28,602            --             --          --           --       28,602
NET LOSS                               --        --          --            --             --          --     (338,018)    (338,018)
                               ----------  -------- -----------   -----------  -------------   ---------  -----------   ----------
BALANCE, DECEMBER 31, 1998     14,879,546    14,880   5,305,681            --        (27,900)   (165,000)  (4,350,541)     777,120
ISSUANCE OF COMMON STOCK IN
  CONNECTION WITH THE EXERCISE
  OF WARRANTS                     760,826       762     106,383            --             --          --           --      107,145
COMMON STOCK ISSUED FOR
  INVENTORY                    16,666,667    16,667   4,983,333            --             --          --           --    5,000,000
AMORTIZATION OF DEFERRED
  COMPENSATION                         --        --          --            --         12,400          --           --       12,400
TAX BENEFIT RELATED TO THE
  EXERCISE OF NON-STATUTORY
  STOCK OPTIONS                        --        --     116,500            --             --          --           --      116,500
NET INCOME                             --        --          --            --             --          --    1,862,798    1,862,798
                               ----------  -------- -----------   -----------  -------------   ---------  -----------   ----------
BALANCE, DECEMBER 31, 1999     32,307,039  $ 32,309 $10,511,897   $        --   $    (15,500)  $(165,000) $(2,487,743)  $7,875,963
                               ==========  ======== ===========   ===========   ============   =========  ===========   ==========

     The accompanying notes are an integral part of these financial statements.
                                      F-5

                                                           I/O MAGIC CORPORATION
                                                        STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $     1,862,798    $       (338,018)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities
         Depreciation and amortization                                                   51,832              38,721
         Amortization of deferred compensation                                           12,400              12,400
         Provision for allowance for doubtful accounts                                   24,821            (192,238)
         Provision for obsolete inventory                                                 3,363              85,644
         Provision for deferred income taxes                                           (651,000)                  -
         Compensation in connection with stock options and
           warrants granted                                                                   -              28,602
         Note payable to related party                                                 (345,500)                  -
         Issuance of common stock for services                                                -               7,500
         Tax effect of exercised options                                                116,500                   -
   (Increase) decrease in
     Accounts receivable                                                             (6,363,758)         (2,992,319)
     Accounts receivable from related parties                                        (6,561,738)                  -
     Inventory                                                                        2,412,050             108,089
     Prepaid expenses and other current assets                                           11,588             (31,115)
     Other assets                                                                          (328)                  -
   Increase (decrease) in
     Accounts payable and accrued expenses                                            7,526,956           1,097,481
     Income taxes payable                                                               106,000                   -
     Due to related parties                                                           1,735,377           2,984,677
     Reserves for customer returns and allowances                                       922,189              20,347
                                                                                ---------------    ----------------
              Net cash provided by operating activities                                 863,550             829,771
                                                                                ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                                 (174,290)            (51,945)
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                                                 (5,787)             (5,960)
   Advances due to related parties                                                            -            (192,982)
   (Payments) proceeds on notes payable                                                (250,000)            250,000
   Purchase of treasury stock                                                                 -            (165,000)
   Proceeds from exercise of warrants                                                   107,145              25,551
                                                                                ---------------    ----------------
              Net cash used in financing activities                                    (148,642)            (88,391)
                                                                                ---------------    ----------------


     The accompanying notes are an integral part of these financial statements.
                                      F-6

                                                           I/O MAGIC CORPORATION
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ---------------    ----------------
                Net increase in cash                                                    540,618             689,435
CASH, BEGINNING OF YEAR                                                               1,402,904             713,469
                                                                                ---------------    ----------------
CASH, END OF YEAR                                                               $     1,943,522    $      1,402,904
                                                                                ===============    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   INTEREST PAID                                                                $        13,994    $          2,299
                                                                                ===============    ================
   INCOME TAXES PAID                                                            $           800    $            800
                                                                                ===============    ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1999, the Company entered into the following non-cash transactions:

-        Received $5,000,000 in inventory for 16,666,667 shares of common stock.
- Reflected the reduction of a related party note payable as a reduction to cost of sales of $345,500 (see Note 9).
-        Tax effect of exercise of nonqualified stock options totaling $116,500.

During the year ended December 31, 1998, the Company entered into the following non-cash transactions:

- Received $324,240 in inventory subscribed during the year ended December 31, 1997.
- Received $6,495 in legal services subscribed during the year ended December 31, 1997.




     The accompanying notes are an integral part of these financial statements.
                                      F-7

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because interest rates offered to the Company for capital lease obligations of similar maturities are substantially the same.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORY
         Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

         FURNITURE AND EQUIPMENT
         Furniture and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

              Computer equipment and software                                    5 years
              Warehouse equipment                                                7 years
              Office furniture and equipment                                5 to 7 years
              Equipment under capital lease                                      5 years
              Leasehold improvements                      Estimated useful life or lease
                                                               term whichever is shorter

         Maintenance and minor replacements are charged to expense as incurred.

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during 1999 and 1998.

         STOCK-BASED COMPENSATION
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION
         For transactions satisfying the conditions for revenue recognition under SFAS No. 48, "Revenue Recognition when Right of Return Exists," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. As of December 31, 1999 and 1998, the Company had reserves for sales returns totaling $191,326 and $69,146, respectively.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

         EARNINGS (LOSS) PER SHARE
         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is calculated by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings
         (loss) per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings (loss) of the Company.

         As of December 31, 1999, the Company had potential common stock as follows:

             Weighted-average common shares outstanding during the period               31,757,039

             Incremental shares assumed to be outstanding since the
                 beginning of the period related to stock options and
                 warrants outstanding                                                      123,882
                                                                                     -------------
                    FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES AND
                       POTENTIAL COMMON STOCK                                           31,880,921
                                                                                     =============

         As of 1998, the Company had common potential common stock including options and warrants. The effects of such potential common stock were not included in diluted loss per share as their effects would have been anti-dilutive.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES
         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

         COMPREHENSIVE INCOME
         For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133." This statement is currently not applicable to the Company.

         RECLASSIFICATIONS
         Certain amounts have been reclassified in the 1998 balances to conform to the 1999 presentation.

NOTE 3 - RISKS AND UNCERTAINTIES

         TECHNOLOGICAL OBSOLESCENCE
         The computer industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheet.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 3 - RISKS AND UNCERTAINTIES (CONTINUED)

         RELIANCE ON INDEPENDENT AND RELATED PARTY MANUFACTURERS/SUBCONTRACTORS The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured and its raw materials and components will be supplied by independent companies, some of which are stockholders of the Company. Many of these independent companies may manufacture and supply products for the Company's existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreement with its manufacturers and suppliers. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

         RELIANCE ON ORIGINAL EQUIPMENT MANUFACTURING ("OEM") CUSTOMERS AND RETAIL DISTRIBUTORS
         The Company's success will depend to a significant extent upon the ability to develop and maintain a multi-channel distribution system with OEM customers and retail distributors to sell the Company's products in the marketplace. There can be no assurance that the Company will be successful in obtaining and retaining the OEM customers and retail distributors it requires to continue to grow and expand its marketing and sales efforts.

         LISTING AND MAINTENANCE CRITERIA FOR NASDAQ SECURITIES
         The Company intends to apply for listing of its common stock on NASDAQ for the Small-Cap Market. The initial listing standards for the NASDAQ Small-Cap Market require that the Company have total assets of at least $4,000,000, total stockholders' equity of at least $2,000,000, a public float of at least 100,000 shares with a market value of at least $1,000,000, at least 300 stockholders, a minimum bid price for its common stock of $3 per share, and at least two market makers. To maintain its listing on the NASDAQ Small-Cap Market, the Company must continue to be registered under Section 12(g) of the Securities and Exchange Act of 1934 and have total assets of at least $2,000,000, total stockholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 stockholders, a minimum bid price for its common stock of $1 per share, and at least two market makers. There is no assurance that the Company will be able to obtain or maintain the standards for NASDAQ Small-Cap Market listing.

NOTE 4 - CONCENTRATIONS OF RISK

         CASH
         As of December 31, 1999, the Company maintained cash balances with a national bank totaling $2,203,479 in excess of federally insured amounts of $100,000.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 4 - CONCENTRATIONS OF RISK (CONTINUED)

         CUSTOMERS
         During the year ended December 31, 1999, the Company had net sales to three major customers that represented approximately 32%, 26%, and 17% of net sales. During the year ended December 31, 1999, the Company had sales to one related party that represented approximately 16% of net sales. As of December 31, 1999, the Company had three customers that accounted for approximately 39%, 37% and 24% of accounts receivable.

         During the year ended December 31, 1998, the Company had sales to three major customers that represented approximately 32%, 26%, and 17% of net sales. As of December 31, 1998, the Company had three customers that accounted for approximately 47%, 25% and 15% of accounts receivable.

         SUPPLIERS
         During the year ended December 31, 1999, the Company purchased inventory from two related party vendors that represented approximately 28% and 20% of purchases. As of December 31, 1999, there were two suppliers that represented approximately 11% and 14% of accounts payable.

         During the year ended December 31, 1998, the Company purchased inventory from three related party vendors that represented approximately 42%, 27%, and 11% of purchases. As of December 31, 1998, no one supplier represented 10% or more of accounts payable.

NOTE 5 - INVENTORY

         Inventory as of December 31, 1999 consisted of the following:

                  Component parts                             $ 2,400,837
                  Finished goods                                  917,585
                                                            -------------
                      TOTAL                                   $ 3,318,422
                                                            =============

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 6 - FURNITURE AND EQUIPMENT

         Furniture and equipment as of December 31, 1999 consisted of the following:

            Computer equipment and software                              $    204,650
            Warehouse equipment                                                57,534
            Office furniture and equipment                                     92,358
            Equipment under capital lease                                      15,198
            Leasehold improvements                                             44,057
                                                                         ------------
                                                                              413,797

            Less accumulated depreciation and amortization                    158,108
                                                                         ------------
                     TOTAL                                               $    255,689
                                                                         ============

         Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was $51,832 and $38,721, respectively.

NOTE 7 - NOTES PAYABLE

         In May 1998, the Company engaged an agent to assist in a private placement (the "1998 Private Placement") to sell up to $250,000 of units, as amended. Each unit consisted of a $10,000 note (the "Note") bearing interest at 10% per annum, repayable in full 90 days after the declaration of effectiveness of a Registration Statement, as defined, or 12 months from the date of issue, whichever comes first, and one warrant, which shall expire thirty days after the declaration of effectiveness of a Registration Statement of the Company registering the shares underlying the warrants or twelve months from the date of issue, whichever comes first. The warrants entitled the holder to purchase that certain number of shares which was equal to one third of the note amount divided by the price per share of common stock registered in the Registration Statement, all at the aggregate exercise price of $1.00. The warrants were deemed by management to be contingent consideration based on the requirement of an effective Registration Statement. As no Registration Statement was effected, none of these warrants were exercisable at any time prior to their expiration in May and June 1999. Under the provisions of APB 12, management determined the relative fair value of the warrants to be nominal due to the contingent nature of the warrants. Accordingly, none of the proceeds were allocated to these warrants which expired in May and June 1999. The Company sold 25 units for proceeds of $250,000. In July 1999 all principal and interest had been paid.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE (CONTINUED)

         No expense was recorded for these warrants as such were issued with an exercise price greater than fair market value (see Note 12). In addition, the Company paid $25,000 to the agent for services provided. Such was capitalized in current assets and was amortized over the term of the Notes.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued liabilities as of December 31, 1999 consisted of the following:

             Accounts payable                                         $   5,509,415
             Accrued rebates and marketing                                2,802,664
             Accrued compensation and related benefits                      427,430
             Other                                                          328,091
                                                                      -------------

                 TOTAL                                                $   9,067,600
                                                                      =============

NOTE 9 - CREDIT LINES FROM RELATED PARTIES

         The Company had available a $2,000,000 credit line from a stockholder and supplier for inventory purchases. Borrowings were non-interest bearing and were due 60 days from the date of borrowing. Borrowings were subordinated to bank financings. The credit agreement could be mutually terminated at any time. During the year ended December 31, 1999, such agreement was mutually terminated.

         In connection with a 1997 Strategic Alliance Agreement (the "1997 Strategic Alliance Agreement") (see Notes 11 and 12), the Company also has available a second line of credit through another stockholder and supplier for borrowings up to $2,000,000. Borrowings are non-interest bearing and are due 75 days from the date of borrowing. The credit agreement can be mutually terminated at any time. As of December 31, 1999, there was $336,486 outstanding under this arrangement. As of December 31, 1998, there were no outstanding borrowings under this arrangement included in due to related parties in the accompanying balance sheet.

         In connection with an April 1999 subscription agreement, the Company also has available an additional line of credit through a stockholder and supplier that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined (see Note 12). As of December 31, 1999, there was $829,009 of outstanding borrowings under this arrangement included in due to related parties in the accompanying balance sheet.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 10 - NOTE PAYABLE TO RELATED PARTY

         The Company had a note payable to a related party that represented a convertible promissory note to a stockholder for inventory purchases. The note bore interest at 8% and matured March 1, 1997. Accrued interest related to this note totaling $48,888 is included in accounts payable and accrued expenses on the accompanying balance sheet as of December 31, 1998. As of December 31, 1998, the Company was in default under the agreement and disputes any obligation as no consideration was received. The Company ceased accruing interest as of August 1997. In March 1999, the statute of limitations for collection on this note expired.

         As of December 31, 1999, the Company has reflected as a reduction to cost of sales $394,388 of the total debt and related interest. Management does not believe any litigation will arise and has had no contact with the counter-party.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through May 2003. The Company also leases certain manufacturing equipment under a capital lease obligation totaling $1,144, expiring January 2001.

         Future aggregate minimum annual lease payments under operating lease arrangements are as follows as of December 31, 1999:

                   Year Ending
                  December 31,
                  ------------
                      2000                          $   171,456
                      2001                              171,456
                      2002                               71,440
                      2003                                    -
                                                    -----------
                                                    $   414,352
                                                    ===========

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES (Continued)
         Interest expense was insignificant for the years ended December 31, 1999 and 1998.

         Rent expense was $119,257 and $68,480 for the years ended December 31, 1999 and 1998, respectively, and is included in general and administrative expenses in the accompanying statements of income.

         SERVICE AGREEMENTS
         Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified and may be payable in shares of the Company's common stock. As of December 31, 1999, the Company was party to one such agreement. During the years ended December 31, 1999 and 1998, the Company incurred $217,167 and $140,498, respectively, in connection with such arrangements. Such is included in general and administrative expenses in the accompanying statements of income.

         EMPLOYMENT CONTRACT
         The Company has entered into an employment contract with one of its officers which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of the Company, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. No bonus amounts were paid during the years ended December 31, 1999 and 1998 under the terms of this agreement. As of December 31, 1999, the accrued bonus was approximately $105,000 and is included in accounts payable and accrued expenses in the accompanying balance sheet.

         RETAIL AGREEMENTS
         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the years ended December 31, 1999 and 1998, the Company incurred $1,218,423 and $369,679, respectively, related to these agreements. Such is included in selling, marketing, and advertising expenses in the accompanying statements of income.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         RELATED PARTY LICENSE AND DISTRIBUTION AGREEMENT
         In connection with the 1997 Strategic Alliance Agreement (see Notes 9 and 12), the Company entered into a definitive license agreement with a stockholder and lender, whereby the Company will license all of its current and future products for nonexclusive distribution into all countries other than the United States and Canada and to mutually agreed-upon OEM's for royalties, as defined. During the years ended December 31, 1999 and 1998, the Company earned no royalties under the terms of this agreement.

         In addition, the Company had two-year exclusive rights through retail channels and select OEMs, as defined, in the North American market to sell products purchased from such stockholder and supplier. This agreement expired May 1998 and was renewable by written agreement. The agreement was not renewed.

         YEAR 2000 ISSUE
         The issue whether computer systems would properly recognize date-sensitive information when the year changed to 2000 resulted in no system failures to the Company. The Company is dependent on computer processing in the conduct of its business activities.

         While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

         Based on the current operations of the Company's computer systems, management believes there will not be any additional costs related to this issue.

NOTE 12 - CAPITAL TRANSACTIONS

         1996 PRIVATE PLACEMENT OF COMMON STOCK
         In connection with a March 1996 private placement of units consisting of common stock and warrants whereby the minimum investment was 16,667 units at $1.50 per unit, or $25,000, the Company issued 568,002 shares of common stock for cash at $1.45 per share and 577,335 warrants for cash at $0.05 per warrant. The Unit price was allocated between common stock and warrants based on management's determination of relative fair market value. The Company raised $853,500 in connection with this offering. Concurrent with this offering, the Company converted $627,500 of notes payable into 598,328 shares of common stock at $1 per share and 598,328 warrants at $0.05 per warrant. These warrants allow the holder to purchase common stock at $2.50 per share, exercisable for a period of three years from the date of issuance. The Company is obligated to register the common stock issuable upon exercise of these warrants in any subsequent Registration Statement filed with the Securities and Exchange Commission ("Piggyback Registration Rights"). These units also carry demand registration rights, as defined. Through December 31, 1999, none of these warrants were exercised and such warrants expired.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         1996 PRIVATE PLACEMENT OF COMMON STOCK (Continued)
         As consideration for placement agent services rendered in connection with the March 1996 private placement, the Company issued to the placement agents the following warrants: 58,000 warrants to purchase common stock at an exercise price of $0.70 per share, 131,850 warrants to purchase common stock at an exercise price of $0.01 per share, and 151,850 warrants to purchase common stock at an exercise price of $1.65 per share. The term of these warrants is three years from the date of issuance, and these warrants carry Piggyback Registration Rights. Through December 31, 1999, none of these warrants have been exercised and such warrants expired.

         On December 16, 1996, the Company entered into a private Stock Purchase Agreement with an officer whereby the Company sold 250,000 units at $1.00 per unit, or $250,000. Each unit consisted of one share of common stock and one warrant to purchase Company stock exercisable at a price of $1.00 per share for a term of two years. The fair market value of the common stock and the warrants was deemed by management to be $1.45 and $0.05, respectively, based on relative fair market value. Accordingly, the Company recorded $125,000 of compensation expense related to this transaction. The warrants were not exercised and have expired.

         1997 PRIVATE PLACEMENT OF COMMON STOCK
         In February 1997, the Company commenced an offering of up to 600,000 units, consisting of one share of restricted common stock for cash at $1.24 per share and one warrant for cash of $0.01 per warrant for a total price of $1.25 per unit ("Unit"), as amended. The Unit price was allocated between common stock and warrants based on management's determination of relative fair market value. The warrants are exercisable in whole or in part at any time during the three years from date of issuance at an exercise price of $4.50 and are callable by the Company, as defined. The Units carry registration rights, as defined, as the common stock and the common stock underlying the warrants have not been registered under the Securities Act of 1933. The offering closed in September 1997, at which time the Company had sold 364,000 Units for total proceeds of $455,000. Offering costs related to this private placement totaled approximately $25,000. Through December 31, 1999, none of these warrants have been exercised. In January 2000, such warrants expired.

         As consideration for placement services rendered in connection with the February 1997 private placement, the Company issued to a placement agent 13,200 warrants carrying the same terms as the warrants discussed in the preceding paragraph. Through December 31, 1999, none of these warrants have been exercised. In January 2000, such warrants expired.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         COMMON STOCK ISSUED FOR SERVICES
         During the year ended December 31, 1998, the Company issued 20,000 restricted shares of common stock to an officer in exchange for 20,000 freely tradable shares. The freely tradable shares were issued to a consultant for public relations services valued at the fair market value of the services received totaling $7,500, or $0.375 per share. The fair market value of the services received was determined by management to be the value of such services had the Company paid cash. Management of the Company determined the value of the freely tradable shares compared to the value of the restricted shares was nominal. Accordingly, no contribution or expense was recorded by the Company. The freely tradable shares issued carried a 90-day lock-up.

         COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS
         During the year ended December 31, 1998, the Company issued an aggregate of 1,105,596 restricted shares of common stock in connection with the exercise of warrants for cash of $25,551, or at a per share price ranging from $0.05 to $0.55 per share.

         During the year ended December 31, 1999, the Company issued an aggregate of 760,826 restricted shares of common stock in connection with the exercise of warrants for cash totaling $107,145, or at a per share price ranging from $0.01 to $0.70 per share.

         STRATEGIC ALLIANCE AGREEMENTS
         On May 6, 1996, the Company entered into a strategic alliance agreement with an electronics manufacturer whereby for consideration of $342,000 the Company issued 1,000,000 shares of restricted Company common stock. In connection with this agreement, the electronics manufacturer agreed to establish a $1,000,000 unsecured line of credit in favor of the Company, later increased to $2,000,000. No value was assigned to the establishment of the line of credit as such line was deemed to not carry any market value (see Note 9).

         On September 19, 1997, the Company entered into a strategic alliance agreement with an electronics manufacturer, whereby the Company issued 2,000,000 restricted shares of common stock in exchange for $250,000 in cash and $1,250,000 of inventory (valued at transferor's cost basis) for a total value of $1,500,000, or $0.75 per share. Of the $1,250,000, $481,260 was credited toward inventory purchased prior to the agreement. The remaining $768,740 was to be applied to future inventory purchases. As of December 31, 1998, all of the inventory had been received by the Company. These shares carry registration rights, as defined. In connection with this agreement, this electronics manufacturer has established a line of credit for the Company and has certain license and distribution agreements (see Notes 9 and 11).

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         STRATEGIC ALLIANCE AGREEMENTS (Continued)
         Effective February 3, 1999, the Company issued 16,666,667 shares of restricted common stock to a stockholder and supplier valued at $0.30 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis). In connection with this transaction, the stockholder and vendor established a $5,000,000 line of credit (see
         Note 9). No value was assigned to the establishment of the line of credit as such line was deemed to not carry any market value.

         Generally, all new issuances of common stock made by the Company carry registration rights.

         WARRANTS
         In connection with an October 1995 private placement of notes payable and warrants, the Company issued 805,000 A Warrants to purchase common stock for $0.05 per share exercisable for five years from the date of issuance, and 805,000 B Warrants to purchase common stock for $0.95 per share exercisable for five years from the date of issuance. For every 30 days the B Warrants were outstanding, commencing six months from the date of issuance, the B Warrant holders were entitled to a $0.04 discount on the exercise price per month to a minimum exercise price of $0.50 per share. Interest expense ascribed to the warrants was deemed to be insignificant and recording such was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. During the years ended December 31, 1999 and 1998, A Warrants aggregating 360,513 and 25,000, respectively, have been exercised. Through December 31, 1997, A Warrants aggregating 380,000 have been exercised. During the year ended December 31, 1998, B Warrants aggregating 25,001 were exercised for cash of $0.55 per share, as adjusted. These units carry Piggyback Registration Rights, as defined.

         In September 1998, the Company effected the B Warrant call. Pursuant to the terms of the private placement, the B Warrants were callable at the option of the Company, on or after the date that its common stock is registered, in the event its common stock market price equals or exceeds $2.00 per share for 30 consecutive days. The B Warrant holders had the option to either exercise their B Warrants or have their B Warrants terminated. The common stock of the Company has not been registered. The B Warrant holders who elected to exercise their warrants were given freely-tradable shares held by an officer/stockholder. The Company issued restricted shares to the officer/stockholder to replace the shares transferred in connection with the exercise of the B Warrants. Management of the Company determined the value of the freely tradable shares compared to the value of the restricted shares was nominal. Accordingly, no contribution or expense was recorded by the Company.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         WARRANTS (Continued)
         In connection with an October 1995 private placement for placement agent services, the Company issued 125,125 A Warrants to purchase common stock for $0.10 per share exercisable for five years from the date of issue and 125,125 B Warrants to purchase common stock for $1.10 per share exercisable for five years from the date of issue. During the year ended December 31, 1999, 5,313 of these A Warrants were exercised. During the year ended December 31, 1998, no A or B Warrants were exercised. Through December 31, 1997, 27,919 of these A Warrants were exercised.

         In October 1995, the Company issued to an officer 340,000 warrants to purchase restricted shares of common stock for $0.01 per share exercisable for five years from the date of grant. No compensation expense was charged to operations as the fair value of the shares and services received was nominal. Fair value was determined by management to be the amount that would have been paid had the Company paid cash for such services. In addition, expense was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. These warrants carry Piggyback Registration Rights, as defined. During the years ended December 31, 1999 and 1998, warrants totaling 140,000 and 200,000, respectively, were exercised.

         Through December 31, 1996, the Company issued an aggregate 100,000 warrants to purchase restricted shares of common stock for $1.65 per share exercisable five years from date of grant to a consultant for services provided. Compensation expense related to these warrants, as determined by management to be the fair value of services received had the Company paid cash, was insignificant. Through December 31, 1998, 30,000 of these warrants have been exercised. Through December 31, 1999, none of the remaining warrants were exercised. These warrants carry registration rights, as defined.

         During the year ended December 31, 1996, the Company issued to an officer 190,000 warrants to purchase restricted shares of common stock for $0.01 per share exercisable for five years from the date of grant. Compensation expense was charged to operations totaling $9,500, representing the value of the bonus for additional services rendered to the Company had the Company paid cash for such services. These warrants carry Piggyback Registration Rights, as defined. During the year ended December 31, 1998, all of these warrants were exercised.

         During the year ended December 31, 1997, the Company issued to outside parties 162,465 warrants to purchase restricted shares of common stock at a per share price ranging from $1.00 to $2.24 per share exercisable up to five years from the date of grant. These warrants carry registration rights, as defined. The Company recorded $42,465 of legal and consulting expense to reflect the fair value of the services received. During the years ended December 31, 1999 and 1998, warrants totaling 127,465 and 35,000, respectively, expired.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         WARRANTS (Continued)
         During the year ended December 31, 1998, the Company issued to outside consultants 30,000 warrants to purchase restricted shares of common stock at a per share price of $0.01 or $1.00 per share exercisable up to five years from the date of grant. These warrants carry registration rights, as defined. The Company recorded $20,163 of consulting expense to reflect the fair value of the services received, of which $5,163 represents the difference between the fair market value of the underlying common shares and the exercise price of the warrants and the remaining $15,000 represents the fair value of the services received had the Company paid cash for such services. During the year ended December 31, 1998, warrants to purchase 15,000 shares of common stock at $0.01 were exercised. During the year ended December 31, 1999, warrants to purchase 5,000 shares of common stock were exercised and warrants to purchase 5,000 shares of common stock expired.

         In February 1999, the Company issued options to purchase 200,000 shares of restricted common stock to the Company's law firm. The options are exercisable at $0.30 (fair market value) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services, as invoiced services are paid in cash. Accordingly, no legal expense was recorded by the Company. During the year ended December 31, 1999, such options were exercised.

         STOCK OPTION PLANS
         The Company has had incentive stock option and non-qualified stock option plans, as amended, (the "Plans") for directors, officers, key employees, and consultants. The Plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options generally become exercisable over a period of up to five years from the date of grant and no less than 20% shall become exercisable annually, as determined by the Board of Directors.

         None of the options granted are exercisable prior to one year from the date of grant, unless specified by the Board of Directors. In no event are options to be exercisable after 10 years from the date of grant. The Board of Directors has authorized a total of 3,751,976 shares to be available for grant under the Company's stock option Plans.

         Options granted under the Plans may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options," as determined by the Committee at the time of grant. No incentive stock option may be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of its parent ("10% Stockholders") unless the exercise price is at least equal to 110% of fair market value on the date of grant. Options may be granted under the Plans for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which are limited to five-year terms.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         The exercise price in the case of incentive stock options granted under the Plans must be at least equal to the fair market value of the common stock as of the date of grant. No incentive stock options may be granted to an optionee under the Plans if the aggregate fair market value (determined on the date of grant) of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

         In April 1996, the Company issued options to purchase restricted shares of common stock at $0.01 per share to two employees below market, resulting in the Company recording deferred compensation of $124,000, which was being amortized over five years, the vesting period of the options. During the year ended December 31, 1997, one of the employees left the Company and forfeited his options. Accordingly, the Company reversed the deferred compensation relating to this employee. During the year ended December 31, 1999, 50,000 of these options were exercised.

         The balance of deferred compensation as of December 31, 1999 and 1998 totaled $15,500 and $27,900, respectively.

         During the years ended December 31, 1998 and 1997, the Board of Directors granted options to purchase 350,000 and 300,000, respectively, shares of common stock to an officer and to an employee at exercise prices ranging from $1.13 to $1.82. The options vested immediately and expire over two to five years.

         During the year ended December 31, 1999, 50,000 of options expired.

         The following summarizes options and warrants granted and outstanding through December 31, 1999:


                                                   Number of Shares                         Weighted-
                                            ---------------------------                      Average
                                                               Non-                          Exercise
                                              Employee       Employee          Total          Price
                                            -----------    ------------    ------------    -----------
            Balance, December 31, 1997        1,050,000       4,359,359       5,409,359    $      1.31
                Granted                         300,000          30,000         330,000    $      1.07
                Exercised                      (650,000)       (455,001)     (1,105,001)   $      0.03
                Expired, cancelled                    -      (1,190,124)     (1,190,124)   $      1.11
                                            -----------    ------------    ------------
            Balance, December 31, 1998          700,000       2,744,234       3,444,234    $      1.80
                Granted                               -         200,000         200,000    $      0.30
                Exercised                       (50,000)       (710,826)       (760,826)   $      0.11
                Expired, cancelled              (50,000)     (1,654,828)     (1,704,828)   $      2.10
                                            -----------    ------------    ------------
            BALANCE, DECEMBER 31, 1999          600,000         578,580       1,178,580    $      2.30
                                            ===========    ============    ============

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         The following table sets forth the exercise prices, the number of warrants and stock options exercisable and outstanding and the remaining contractual lives of such warrants and stock options as of December 31, 1999:

                                                                        Weighted-
                                                Number of                Average
                                               Options and              Remaining
                     Exercise Prices            Warrants            Contractual Life
                     ---------------         --------------         ----------------
                     $          0.05                39,487              0.75 years
                     $          0.10                91,893              0.82 years
                     $          1.13               300,000              3.09 years
                     $          1.65                70,000              0.84 years
                     $          1.82               300,000              2.00 years
                     $          4.50               377,200              0.08 years
                                             -------------
                                                 1,178,580
                                             =============

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
         123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998: risk free interest rates of 5.25%, respectively; dividend yields of 0%, respectively; expected life of five years; and expected volatility of 92%. For the year ended December 31, 1999, no options were granted.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the year ended December 31, 1998 are as follows:

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)

                  Net income (loss)
                      As reported                                           $   (338,018)
                      Pro forma                                             $   (569,014)
                  Basic and diluted loss per common share
                      As reported                                           $      (0.02)
                      Pro forma                                             $      (0.04)

         There was no effect on compensation expense for the year ended December 31, 1999.

NOTE 13 - SETTLEMENT AGREEMENT

         In March 1998, the Company entered into a Modem Card Settlement Agreement with an outside company whereby the Company assigned exclusive property rights of a specified product in exchange for $250,000. In connection with this agreement, an officer and stockholder was paid a bonus totaling $11,500.

NOTE 14 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, the Company had sales totaling $6,943,495 to related parties. During the year ended December 31, 1998, sales to related parties were insignificant.

         During the years ended December 31, 1999 and 1998, the Company had purchases from related parties totaling $15,870,093 and $7,842,862, respectively.

         During the year ended December 31, 1999, the Company purchased inventory totaling $2,382,252 on behalf of a related party. Such inventory was sold at cost plus handling expenses resulting in other income to the Company of $24,000.

NOTE 15 - INCOME TAXES

         The components of the income tax provision for the years ended December 31, 1999 and 1998 were as follows:

                                                         1999               1998
                                                   ---------------    ----------------
                  Current                          $       222,500    $            800
                  Deferred                                (651,000)                  -
                                                   ---------------    ----------------
                      TOTAL                        $      (428,500)   $            800
                                                   ===============    ================

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (CONTINUED)

         Income tax expense (benefit) for the years ended December 31, 1999 and 1998 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                              1999            1998
                                                                          ------------    -----------
            Computed "expected" tax expense (benefit)                     $    488,000    $  (114,700)
            Income in income taxes resulting from
                Expenses not deductible for tax purposes                         4,000         18,000
                Expenses deductible for tax purposes                          (116,000)             -
                Change in beginning of the year balance of the
                     valuation allowance for deferred tax assets
                     allocated to income tax expense                          (986,000)        97,000
                State and local income taxes, net of tax benefit                65,000            500
                                                                          ------------    -----------
                         TOTAL                                            $   (545,000)   $       800
                                                                          ============    ===========

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes for the year ended December 31, 1999 consisted of the following:

            Deferred tax assets
                Net operating loss carryforward                                           $   310,000
                Allowance for doubtful accounts                                                28,000
                Allowances for sales returns                                                   76,000
                Allowances for price protection                                               382,000
                Accrued compensation                                                           81,000
                Other                                                                         154,000
                Valuation allowance                                                          (310,000)
                                                                                          -----------
                     Total deferred tax assets                                                721,000
            Deferred tax liabilities
                State tax                                                                      70,000
                                                                                          -----------
                         TOTAL                                                            $   651,000
                                                                                          ===========

         The valuation allowance for deferred tax assets as of December 31, 1998 totaled approximately $1,306,000. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 was $996,000 (decrease) and $88,000 (increase), respectively.

                                                          I/O MAGIC CORPORATION
                                                  NOTES TO FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS

         CAPITAL TRANSACTIONS
         In January 2000, the Company executed a consulting agreement for cash and warrants for common stock. The agreement calls for aggregate warrants for 150,000 common shares with exercise prices ranging from $2.00 to $4.00. Warrants for 60,000 of these shares are restricted. The warrants expire between six and twelve months from the date of grant.

         Effective January 2000, the Company granted non-qualified and incentive stock options to purchase a total of 1,412,000 shares of common stock to officers and employees and certain consultants under the Company's stock option plans (see Note 12). The stock options vest either immediately or ratably over five years. Exercise prices range from $2.00 to $3.00 and the options expire five years from the date of grant.

         Effective January 4, 2000, the Company issued 4,444,445 shares of restricted common stock to a stockholder and supplier valued at $1.13 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis).

         In March 2000, the Company sold 632,912 shares of restricted common stock to an affiliate of a major shareholder and supplier for cash at $3.16 per share or $2,000,000 in aggregate, which includes a 20% discount.

         LINE OF CREDIT
         Effective March 2000, the Company obtained a revolving line of credit (the "Line") from a financial institution for borrowings up to $15,000,000. Borrowings can be for inventory purchases from specified approved vendors plus .50% of eligible accounts receivable, as defined. Borrowings will bear interest at the referenced prime rate plus 0.50%. The Company will be required to maintain various financial covenants and ratios. The Line matures one year from the effective date and is secured by substantially all assets of the Company.