Form 10QSB
period 2000-03-31
I OMAGIC CORP/CA
filed 2000-05-15
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 000-27267
                              I/OMAGIC CORPORATION
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                      88-0290623
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                            6 AUTRY, IRVINE, CA 92618
                    (Address of principal executive offices)

                                 (949) 727-7467
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                            ---            ---

As of May 11, 2000, the number of shares of Common Stock issued and outstanding was 39,282,451.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                     Page
                                                                                   Number
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheets - December 31. 1999 and March 31, 2000 (unaudited)            3-4

         Statements of Income - For the three months ended
         March 31, 2000 and 1999 (unaudited)                                           5

         Statements of Cash Flows - For the three months ended
         March 31, 2000 and 1999 (unaudited)                                          6-7

         Notes to Financial Statements                                               8-12

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                         13-16


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    17
         Item 2.  Changes in Securities                                                17
         Item 3.  Defaults Upon Senior Securities                                      17
         Item 4.  Submission of Matters to a Vote of Security Holders                  17
         Item 5.  Other Information                                                    17
         Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                             18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS




FINANCIAL INFORMATION
PART 1 - ITEM 1

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
                DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)

                                              DECEMBER 31, 1999  MARCH 31, 2000
                                              -----------------  --------------
                           ASSETS
CURRENT ASSETS
     Cash                                        $ 1,943,522      $ 3,202,709
     Accounts receivable, net of allowance for
     doubtful accounts of $71,193 and $71,193     10,115,350       16,467,152
     Accounts receivable from related parties      6,561,738        3,854,249
     Inventory                                     3,318,422        6,376,384
     Prepaid expenses and other current assets        49,120          988,406
     Deferred income taxes                           651,000          882,000
                                                 -----------      -----------

         TOTAL CURRENT ASSETS                     22,639,152       31,770,990

FURNITURE AND EQUIPMENT, NET                         255,689          281,366
OTHER ASSETS                                          21,488           21,488
                                                 -----------      -----------

TOTAL ASSETS                                     $22,916,329      $32,073,754
                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
                DECEMBER 31, 1999 AND MARCH 31,2000 (UNAUDITED)



                                                   DECEMBER 31, 1999     MARCH 31,2000
            LIABILITIES AND STOCKHOLDERS' EQUITY   -----------------     -------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses            $  9,067,600       $ 10,302,065
     Current portion of capital lease obligation             1,144               --
     Accounts payable to related parties                 4,720,054          4,304,174
     Reserves for customer returns and allowances        1,145,568          1,359,122
     Income taxes payable                                  106,000            203,200
                                                      ------------       ------------

         TOTAL CURRENT LIABILITIES                      15,040,366         16,168,561
                                                      ------------       ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value
     10,000,000 shares authorized
     none issued and outstanding                              --                 --
     Class A common stock, $0.001 par value
     50,000,000 shares authorized
     32,307,039 and 39,242,451 (unaudited) shares
     issued and outstanding                                 32,309             39,244
     Additional paid in capital                         10,511,897         17,555,586
     Deferred compensation                                 (15,500)           (12,400)
     Treasury stock, 550,000 shares, at cost              (165,000)          (165,000)
     Accumulated deficit                                (2,487,743)        (1,512,237)
                                                      ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                      7,875,963         15,905,193
                                                      ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 22,916,329       $ 32,073,754
                                                      ============       ============


The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                              STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
Net sales                                     $ 16,614,647    $  5,304,716

Cost of sales                                   13,238,734       3,694,178
                                              ------------    ------------

Gross profit                                     3,375,913       1,610,538
                                              ------------    ------------

Operating expenses
     Selling, marketing and advertising          1,537,856         754,975
     General and administrative                    997,774         518,438
                                              ------------    ------------

     Total operating expenses                    2,535,630       1,273,413
                                              ------------    ------------

Income from operations                             840,283         337,125
                                              ------------    ------------

Other income (expense)
     Interest income                                 3,000           3,000
     Interest expense                                 (777)         (6,485)
     Income from related party                        --              --
     Other income                                     --              --
                                              ------------    ------------

Total other income (expense)                         2,223          (3,485)
                                              ------------    ------------

Income before provision for income taxes           842,506         333,640
                                              ------------    ------------
Provision for income taxes                        (133,000)            800
                                              ------------    ------------

Net income                                    $    975,506    $    332,860
                                              ============    ============

Basic earnings per share                      $       0.03    $       0.01
                                              ============    ============

Diluted earnings per share                    $       0.02    $       0.01
                                              ============    ============

Basic weighted-average shares outstanding       38,544,322      25,486,880
                                              ============    ============

Diluted weighted-average shares outstanding     39,506,114      26,047,594
                                              ============    ============



The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                MARCH 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                  2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations                         $   975,506    $   332,860
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
              Depreciation and amortization                         17,592         11,131
              Amortization of deferred compensation                  3,100          3,100
              Provision for allowance for doubtful accounts           --          (12,617)
              Reserve for obsolete inventory                        12,620        154,388
              Note payable to related party                           --         (345,500)
              Deferred income tax                                 (231,000)          --
              Reserves for customer returns and
              allowances                                           213,554        163,652
              Increase (decrease) in cash due to changes in:
                  Accounts receivable                           (6,351,802)      (504,012)
                  Accounts receivable from related parties       2,707,489           --
                  Inventory                                      1,929,418       (457,972)
                  Prepaid expenses and other current assets       (939,286)        (5,205)
                  Other assets                                        --           (8,728)
                  Accounts payable and accrued expenses          1,234,465      2,460,207
                  Accounts payable to related parties             (415,880)    (2,060,967)
                  Tax provision                                     97,200            800
                                                               -----------    -----------
         Net cash provided by operating activities                (747,024)      (268,863)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                            (43,270)       (19,848)
                                                               -----------    -----------
         Net cash used in investing activities                     (43,270)       (19,848)
                                                               -----------    -----------
Cash FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                          (1,144)          (577)
     Proceeds from sale and issuance of common stock             2,000,000           --
     Proceeds from exercise of warrants                             50,625          5,550
                                                               -----------    -----------
         Net cash provided by financing activities               2,049,481          4,973
                                                               -----------    -----------
         Net increase (decrease) in cash and cash
         Equivalents                                             1,259,187       (283,738)
         Cash and cash equivalents at beginning of
         period                                                  1,943,522      1,402,904
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 3,202,709    $ 1,119,166
                                                               ===========    ===========
Supplemental cash flow information:
         Interest paid                                         $       777    $     6,486
         Income taxes paid                                     $       800    $      --


The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2000, the Company entered into the following non-cash transactions:

- Issued 6,250,000 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory


During the three months ended March 31, 1999, the Company entered into the following non-cash transaction:

- Issued 16,666,667 shares of common stock for $5,000,000 in inventory.

- Reflected the reduction of a related party note payable as a reduction to cost of sales of $240,000.

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

EARNINGS PER SHARE
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings (loss) of the Company.

As of March 31, 2000 (unaudited) and 1999 (unaudited), the Company had potential common stock as follows:

                                                        March 31,   March 31,
                                                          2000        1999
                                                       ----------   ----------
                                                       (unaudited)  (unaudited)
    Weighted-average common shares
        Outstanding during the period                  38,544,322   25,486,880

    Incremental shares assumed to be
        outstanding since the beginning of the
        period related to stock options and warrants
        outstanding (unaudited)                           964,792      560,714
                                                       ----------   ----------

    FULLY DILUTED WEIGHTED-AVERAGE COMMON
        SHARES AND POTENTIAL COMMON STOCK

(UNAUDITED)                                            39,509,114   26,047,594
                                                       ----------   ----------


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

                                             March 31,          December 31,
                                                2000                1999
                                            -----------         ------------
                                            (unaudited)
Accounts payable                            $ 6,123,724         $ 5,509,415
Accrued rebates and marketing                 3,321,744           2,802,664
Accrued compensation and related benefits       553,485             427,430
Other                                           303,111             328,091
                                            -----------         -----------
TOTAL                                       $10,302,064         $ 9,067,600
                                            ===========         ===========


NOTE 4 - CREDIT LINES FROM RELATED PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 1999 and March 31, 2000, there were $366,486 and $779,918 (unaudited) respectively, of trade payables outstanding under this arrangement.

In connection with an April 1999 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 1999 there were $829,009 of outstanding trade payables under this arrangement. As of March 31, 2000 (unaudited), there were no outstanding trade payables borrowings under this arrangement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEASES
The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through May 2003.

Future aggregate minimum annual lease payments under operating lease arrangements are as follows as of March 31, 2000:

Year Ending
December 31,
------------
   2000                                   $ 171,456
   2001                                     171,456
   2002                                      71,440
   2003                                           -
                                          ---------

                                          $ 414,352
                                          ---------

Rent expense was $39,863 and $23,012 for the three months ended March 31, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying statements of income.

EMPLOYMENT CONTRACT
The Company has entered into an employment contract with one of its officers which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of the Company, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. No bonus amounts were paid during the three months ended March 31, 2000 or 1999. As of December 31, 1999 and March 31, 2000, the accrued bonus was approximately $105,000 and $192,500 (unaudited) respectively.

RETAIL AGREEMENTS
In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended March 31, 2000 and 1999, the Company incurred $409,667 (unaudited) and $78,431 (unaudited), respectively, related to these agreements.

Such is included in selling, marketing, and advertising in the accompanying statements of income.

NOTE 6 - CAPITAL TRANSACTIONS

COMMON STOCK ISSUED FOR CASH
During the three months ended March 31, 2000, the Company issued an aggregate of 632,912 (unaudited) restricted shares of common stock for cash totaling $2,000,000 (unaudited), or at a per share price of $3.16 (unaudited). As of March 31, 2000, inventory that had not been received by the Company totaled $919,967. Accordingly, such is reflected as a prepaid expense in the accompanying financial statements.

COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS
During the three months ended March 31, 2000, the Company issued an aggregate of 52,500 (unaudited) restricted shares of common stock in connection with the exercise of warrants for cash totaling $50,624 (unaudited), or at a per share price ranging from $0.05 (unaudited) to $2.00 (unaudited).

COMMON STOCK ISSUED FOR INVENTORY
During the three months ended March 31, 2000, the Company issued 6,250,000 (unaudited) shares of restricted common stock to a stockholder and vendor, valued at $0.80 (unaudited) per share for $5,000,000 (unaudited) of inventory, as defined (valued at transferor's cost basis).

STOCK OPTION PLANS
During the three months ended March 31, 2000, the Company granted non-qualified and incentive stock options to purchase a total of 2,012,500 (unaudited) shares of common stock to officers and employees and certain consultants under the Company's stock option plans. The stock options vest either immediately or ratably over five years. Exercise prices range from $2.00 (unaudited) to $3.00 (unaudited) and the options expire five years from the date of grant.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2000 and 1999, the Company had revenues from a related party totaling approximately $0 (unaudited)and $262,000 (unaudited), respectively.

During the three months ended March 31, 2000 and 1999, the Company had purchases from related parties totaling approximately $8,299,542
(unaudited)and $1,624,943 (unaudited), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          RESULTS OF OPERATIONS


Revenues for the period ended March 31, 2000 ("2000") were $16,614,647, compared to revenues for the period ended March 31, 1999 ("1999") of $5,304,716. The increase in revenues is primarily attributable to the addition of several significant customers including: Office Max in June 1999 (representing $3,597,065 of revenue in 2000 solely), Staples in January, 2000 (representing $1,382,071 of revenue in 2000 solely), and Best Buy in March, 2000 (representing $704,055 of revenue in 2000 solely). Also, sales to CompUSA increased from $2,787,254 in Q1 1999 to $5,417,539 in Q1 2000. In addition, there has been an increase in OEM sales in 2000 to $3,546,809 compared to $267,550 in 1999. The Company did not have any sales backlog as of March 31, 1999 and it had a sales backlog of $42,433,309 as of March 31, 2000.

Cost of sales as a percentage of revenues increased from 69.64% ($3,694,178) in 1999 to 79.68% ($13,238,734) in 2000. Cost of product as a percentage of revenues increased from 71.21% in 1999 to 76.06% in 2000. This was primarily due to a change in product mix to products with lower gross margin in 2000. Price protection totaled $156,603 in 1999 and $164,180 in 2000. Freight expenses as a percentage of revenues increased from 3.30% in 1999 to 3.62% in 2000. This was primarily due to more expensive air freight of products (as opposed to ocean freight) due to late production by a major vendor. The Company believes that this situation has been resolved as this time and anticipates lower future freight expenses. During 1999, the Company had a one time reduction to cost of sales totaling 7.52% ($345,500) representing a note payable. The Company had a note payable to a related party for inventory purchases which the company disputed as the inventory was not received. In March 1999, the statute of limitations for collection on this note expired. Management believes that no litigation will arise from this transactions as there has been contact with the related party. This was partially offset by a reserve for obsolete inventory of $154,388.

The Company did not "write down" any of its inventory during the three months ended March 31, 2000 The inventory that was marked down at the end of a fiscal year constituted discontinued items for which the Company was responsible for such costs.

Operating expenses as a percentage of revenues decreased from 24.01% ($1,273,413) in 1999 to 15.26% ($2,535,630) in 2000.

Selling, marketing and advertising as a percentage of revenues decreased from 14.23% ($754,975) in 1999 to 9.26% ($1,537,856) in 2000. Rebate expense increased from $565,500 in 1999 to $664,870 in 2000, COOP advertising increased from $78,431 in 1999 to $409,667 in 2000, slotting fees increased from $0 in 1999 to $99,999 in 2000 and sales department expenses increased from $111,044 in 1999 to $363,320 in 2000. The sales department expenses increased primarily due to higher commissions due to higher sales in Q1 2000 and higher travel and trade show expenses in Q1 2000. The percentage decrease is primarily due to a reduction in the number of rebate programs relative to the increase in revenues and the fact that marketing expenses are not a direct function of sales, although related.

General and administrative expenses as a percentage of revenues decreased from 9.77% ($518,438) in 1999 to 6.01% ($997,774) in 2000. The decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in revenues. Salaries and related expenses increased from $239,787 in 1999 to $560,833 in 2000. The increase in the amount expensed is due primarily to additional personnel added in 2000, although as a percentage of revenues the amounts declined. Temp help increased from $11,879 in 1999 to $81,095 in 2000 due to the increased use of temp help in production and shipping during peak times of Q1 2000. Financial relations expenses increased from $42,012 in 1999 to $55,138 in 2000 to increase the Company's visibility to investors. Production supplies increased from $4,838 in 1999 to $32,792 in 2000 due to increased sales. The remaining general and administrative expenses each represent less than 3% of the total change from Q1 1999 to Q1 2000.

Other income (expense) increased as a percentage of sales from (0.01%) ($3,485 expense) to 0.01% ($2,223 income).

Provision for income taxes for the period ended March 31, 1999 represents minimum state income taxes. Provision for income taxes for the period ended March 31, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred tax benefit. The Company has available regular net operating loss carryforwards, which are expected to be fully utilized during Q2 2000.

Net profits increased from $332,860 for the three months ended March 31, 1999 to $975,506 for the three months ended March 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES


Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers: $5 million with BTC and $2 million with Lung Hwa. Borrowings under those arrangements provided the Company interest free for up to 60 days. The Company has trade accounts payable outstanding balances on these lines of $0 and $779,918, respectively, as of March 31, 2000 and 1999.

In March 2000, the Company entered into a letter of intent for a revolving credit agreement for up to $15,000,000 with IBM Credit in order to continue its growth. The effectiveness of the revolving credit agreement is subject to the satisfaction of certain conditions precedent. To date, these conditions precedent have not been satisfied and, accordingly, the agreement is not effective, and no credit facility exists between IBM Credit and the Company.

The Company believes that its current cash flow from operations and the amounts available under its existing vendor lines of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

In addition, certain of the Company's stockholders and vendors continue to provide inventory in exchange for common stock of the Company.

For the three months ended March 31, 2000 the Company had a net increase in cash in the amount of $1,259,187. This was due to cash used by operating activities of $747,024, cash used in investing activities of $43,270 and cash provided by financing activities of $2,049,481. Cash from all accounts receivable changes decreased by $3,644,313 and cash from inventory changes increased by $1,929,418. Cash provided used for investing activities was for leasehold improvements, furniture and computer equipment. Cash provided by financing activities was primarily by issuance of 632,912 shares of common stock for $2,000,000 and exercise of 52,500 warrants for $50,625.

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

The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the event the Company continues with the revenue growth its has experienced between 1999 and 2000 the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.


FACTORS THAT MAY AFFECT FUTURE RESULTS


The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, those listed below.

Significant Customer Concentration

During the three month period ended March 31, 2000 the Company had three major customers which accounted for approximately 76% of the Company's net sales (CompUSA $5,417,539, 33%, Office Max $3,597,065, 22%, Digital Research Technology $3,346,869, 21%). The amounts due from these major customers on March 31, 2000 amounted to approximately $13,382,247 (CompUSA $6,624,694, Digital Research Technology $3,638,679, Office Max $3,118,874). The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer.

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

                           PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

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

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               Incorporated by reference from Registrant's Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000 (see Management's Discussion and Analysis and Liquidity and Capital Resources). See Financial Statement Supplemental Schedule of Non-Cash Investing and Financing Activities and Note 6.

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

          ITEM 5. OTHER INFORMATION

               None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               The following documents are filed as part of this report:

               1. The following Exhibits are filed herein: 27.1 Financial Data Schedule

               2.   Reports on Form 8-K filed: None

                                   SIGNATURES


     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            I/OMAGIC CORPORATION

DATED:   May 12, 2000                       By:  /s/ Tony Shahbaz
                                                 -----------------------------
                                            Tony Shahbaz, President and
                                            Chief Executive Officer,
                                            Chief Financial Officer