Form 10QSB/A
period 2000-03-31
I OMAGIC CORP/CA
filed 2000-05-22
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                 FORM 10-QSB/A


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          RESULTS OF OPERATIONS


Revenues for the period ended March 31, 2000 ("2000") were $16,614,647, compared to revenues for the period ended March 31, 1999 ("1999") of $5,304,716. The increase in revenues is primarily attributable to the addition of several significant customers including: Office Max in June 1999 (representing $3,597,065 of revenue in 2000 solely), Staples in January, 2000 (representing $1,382,071 of revenue in 2000 solely), and Best Buy in March, 2000 (representing $704,055 of revenue in 2000 solely). Also, sales to CompUSA increased from $2,787,254 in Q1 1999 to $5,417,539 in Q1 2000. In addition, there has been an increase in OEM sales in 2000 to $3,546,809 compared to $267,550 in 1999. The Company did not have any sales backlog as of March 31, 1999 and it had a sales backlog of $2,774,371 as of March 31, 2000.

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

                                            I/OMAGIC CORPORATION

DATED:   May 22, 2000                       By:  /s/ Tony Shahbaz
                                                 -----------------------------
                                            Tony Shahbaz, President and
                                            Chief Executive Officer,
                                            Chief Financial Officer