Form 10QSB
period 2000-06-30
I OMAGIC CORP/CA
filed 2000-08-21
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                        88-0290623
        --------------                                  --------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                            6 AUTRY, IRVINE, CA 92618
                            -------------------------
                    (Address of principal executive offices)

                                 (949) 727-7467
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of August 10, 2000, the number of shares of Common Stock issued and outstanding was 39,317,671.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                           Page
                                                                                         Number
PART I - FINANCIAL  INFORMATION                                                          ------
         Item 1.  Financial Statements

         Balance Sheets - December 31. 1999 and June 30, 2000 (unaudited)                   3-4

         Statements of Income - For the three months and six  months ended
         June 30, 2000 and 1999 (unaudited)                                                   5

         Statements of Cash Flows - For the six months ended June 30, 2000 and
         1999 (unaudited)                                                                   6-7

         Notes to Financial Statements                                                     8-10

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                               11-14


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                          15
         Item 2.  Changes in Securities                                                      15
         Item 3.  Defaults Upon Senior Securities                                            15
         Item 4.  Submission of Matters to a Vote of Security Holders                        15
         Item 5.  Other Information                                                          15
         Item 6.  Exhibits and Reports on Form 8-K                                           16

SIGNATURES                                                                                   17

                                               PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS




FINANCIAL INFORMATION
PART 1 - ITEM 1

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
                DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

                           ASSETS
                                                 DECEMBER 31, 1999  JUNE 30, 2000
                                                 -----------------  -------------
CURRENT ASSETS
     Cash                                           $ 1,943,522      $ 3,245,004
     Accounts receivable, net of allowance for
     doubtful accounts of $71,193 and $67,635        10,115,350       16,337,971
     Accounts receivable from related parties         6,561,738          397,754
     Inventory                                        3,318,422        5,317,718
     Prepaid expenses and other current assets           49,120          109,870
     Deferred tax                                       651,000          726,800
                                                    -----------      -----------

         TOTAL CURRENT ASSETS                        22,639,152       26,135,117

FURNITURE AND EQUIPMENT, NET                            255,689          286,122
OTHER ASSETS                                             21,488           16,488
                                                    -----------      -----------

TOTAL ASSETS                                        $22,916,329      $26,437,727
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements

                              I/O MAGIC CORPORATION
                                 BALANCE SHEETS
                 DECEMBER 31, 1999 AND JUNE 30,2000 (UNAUDITED)

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      DECEMBER 31, 1999     JUNE 30,2000
                                                      -----------------     ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses               $  9,067,600       $  7,904,621
     Current portion of capital lease obligation                1,144               --
     Accounts payable to related parties                    4,720,054            842,713
     Reserves for customer returns and allowances           1,145,568          1,454,913
     Income taxes payable                                     106,000            126,500
                                                         ------------       ------------

         TOTAL CURRENT LIABILITIES                         15,040,366         10,328,747
                                                         ------------       ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value
     10,000,000 shares authorized
     none issued and outstanding                                 --                 --
     Class A common stock, $0.001 par value
     50,000,000 shares authorized
     32,307,039 and 39,282,451 (unaudited) shares
     issued and outstanding                                    32,309             39,284
     Additional paid in capital                            10,511,897         17,639,546
     Deferred compensation                                    (15,500)            (9,300)
     Treasury stock, 550,000 shares, at cost                 (165,000)          (165,000)
     Accumulated deficit                                   (2,487,743)        (1,395,550)
                                                         ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                         7,875,963         16,108,980
                                                         ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 22,916,329       $ 26,437,727
                                                         ============       ============

   The accompanying notes are an integral part of these financial statements

I/O MAGIC CORPORATION
                                                        STATEMENTS OF OPERATIONS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

================================================================================

                                              For the Six Months Ended             For the Three Months Ended
                                                      June 30,                              June 30,
                                           -------------------------------       -------------------------------
                                               2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
NET SALES                                  $ 29,815,519       $ 13,083,869       $ 13,200,872       $  7,779,153

COST OF SALES                                23,706,524          9,905,027         10,467,790          6,210,849
                                           ------------       ------------       ------------       ------------

GROSS PROFIT                                  6,108,995          3,178,842          2,733,082          1,568,304
                                           ------------       ------------       ------------       ------------

OPERATING EXPENSES
  Selling, marketing, and advertising         3,016,138          1,538,911          1,478,282            783,936
  General and administrative                  1,928,296          1,287,418            930,522            769,000
                                           ------------       ------------       ------------       ------------

   Total operating expenses                   4,944,434          2,826,329          2,408,804          1,552,936
                                           ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                        1,164,561            352,513            324,278             15,368
                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
  Interest income                                19,822              6,000             16,822              3,000
  Interest expense                               (1,266)           (11,384)              (489)            (4,899)
    Other income                                  1,076              2,100              1,076              2,100
                                           ------------       ------------       ------------       ------------

   Total other income (expense)                  19,632             (3,284)            17,409                201
                                           ------------       ------------       ------------       ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                            1,184,193            349,229            341,687             15,569

PROVISION FOR INCOME TAXES                       92,000                800            225,000               --
                                           ------------       ------------       ------------       ------------

NET INCOME                                 $  1,092,193       $    348,429       $    116,687       $     15,569
                                           ============       ============       ============       ============


BASIC EARNINGS PER SHARE                   $       0.03       $       0.01       $       0.00       $       0.00
                                           ============       ============       ============       ============


DILUTED EARNINGS PER SHARE                 $       0.03       $       0.01       $       0.00       $       0.00
                                           ============       ============       ============       ============

BASIC WEIGHTED-AVERAGE
  SHARES OUTSTANDING                         38,906,793         25,058,544         39,268,673         31,904,967
                                           ============       ============       ============       ============


DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING                         39,135,433         25,608,253         39,497,313         32,454,676
                                           ============       ============       ============       ============

The accompanying notes are an integral part of these financial statements

I/O MAGIC CORPORATION
                                                        STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

================================================================================

                                            For the Six Months Ended
                                                     June 30,
                                          -----------------------------
                                              2000              1999
                                          -----------       -----------
                                          (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $ 1,092,193       $   348,429
     Adjustments to reconcile net
     income to net cash provided
     by operating activities
       Depreciation and amortization           36,555            22,998
       Amortization of deferred
         compensation                           6,200             6,200
       Provision for allowance for
         doubtful accounts                     (3,558)            8,534
       Provision for inventory
         obsolescence                         (81,990)             --
       Note payable to related party             --            (240,000)
   Deferred tax                               (75,800)             --
       Tax effect of exercised
         options                               24,000              --
       Reserves for customer returns
         and allowances                       309,345           225,295
   (Increase) decrease in
     Accounts receivable                   (6,219,063)       (1,681,505)
     Accounts receivable from
       related parties                      6,163,984              --
     Inventory                              3,082,693         3,770,002
     Prepaid expenses and other
       current assets                         (60,750)          (48,459)
     Other assets                               5,000            (8,728)
   Increase (decrease) in
     Accounts payable and accrued
       expenses                            (1,102,979)        1,011,830
     Accounts payable to related
       parties                             (3,877,341)       (1,723,106)
Income tax payable                             20,500               800
                                          -----------       -----------

Net cash provided by (used in)
   operating activities                      (681,011)        1,692,290
                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and
  equipment                                   (66,988)          (61,405)
                                          -----------       -----------

Net cash used in investing
  activities                                  (66,988)          (61,405)
                                          -----------       -----------

I/O MAGIC CORPORATION
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

================================================================================

                                        For the Six Months Ended
                                                June 30,
                                     -----------------------------
                                         2000              1999
                                     -----------       -----------
                                     (unaudited)       (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease
     obligations                     $    (1,144)      $      (892)
   Payments on notes payable                --            (205,000)
Purchase of treasury stock                  --                --
   Proceeds from sale and
     issuance of common stock          2,000,000              --
   Proceeds from exercise of
   warrants                               50,625            66,706
                                     -----------       -----------

Net cash provided by (used in)
  financing activities                 2,049,481          (139,186)
                                     -----------       -----------

Net increase in cash                   1,301,482         1,491,699

CASH, BEGINNING OF PERIOD              1,943,522         1,402,904
                                     -----------       -----------

CASH, END OF PERIOD                  $ 3,245,004       $ 2,894,603
                                     ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   INTEREST PAID                     $     1,266       $    11,384
                                     ===========       ===========

   INCOME TAXES PAID                 $   123,300       $       800
                                     ===========       ===========

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000, the Company entered into the following non-cash transactions:

- Issued 6,250,000 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory
- Issued 40,000 (unaudited) shares of common stock for $60,000 (unaudited) of legal services

During the six months ended June 30, 1999, the Company entered into the following non-cash transaction:

-    Issued 16,666,667 shares of common stock for $5,000,000 in inventory.
- Reflected the reduction of a related party note payable as a reduction to cost of sales of $240,000 and increased reserves by $154,388.

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

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings of the Company.

For the six months ended June 30, 2000 (unaudited) and 1999 (unaudited), the Company had potential common stock as follows:

                                                              2000            1999
     Basic weighted-average common shares
         outstanding during the period (unaudited)         38,906,793      25,058,544

     Incremental shares assumed to be
         outstanding since the beginning of the
         period related to stock options and warrants
         outstanding (unaudited)                              228,640         549,709
                                                           ----------      ----------

FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES
         AND POTENTIAL COMMON STOCK (UNAUDITED)            39,135,433      25,608,253
                                                           ----------      ----------

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:


                                                 June 30,
                                                  2000
                                               ----------
                                               (unaudited)

Accounts payable                               $3,935,250
Accrued rebates and marketing                   3,345,502
Accrued compensation and related benefits         331,951
Other                                             291,918
                                               ----------
TOTAL                                          $7,904,621
                                               ==========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through May 2003.

Future aggregate minimum annual lease payments under operating lease arrangements are as follows as of June 30, 2000:


         Year Ending
         December 31,
         ------------
            2000                $93,876
            2001                186,742
            2002                 86,524
            2003                 11,412
            2004                  6,069
                               --------
                               $384,623
                               --------

Rent expense was $41,541 and $25,664 for the three months ended June 30, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying statements of income.


NOTE 5 - CAPITAL TRANSACTIONS

COMMON STOCK ISSUED FOR CASH

During the six months ended June 30, 2000, the Company issued an aggregate of 632,912 (unaudited) restricted shares of common stock for cash totaling $2,000,000, or at a per share price of $3.16 (unaudited).

COMMON STOCK ISSUED FOR SERVICES

During the three months ended June 30, 2000, the Company issued an aggregate of 40,000 (unaudited) unrestricted shares of common stock, valued at $1.50 per share for $60,000 in payment of prior legal services.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2000 and 1999, the Company had revenues from a related party totaling approximately $1,139,001 (unaudited) and $177,218 (unaudited), respectively.

During the three months ended June 30, 2000, the Company had purchases from related parties totaling approximately $6,907,264 (unaudited) and $6,997,769 (unaudited), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     RESULTS OF OPERATIONS

Revenues for the period ended June 30, 2000 ("2000") were $13,200,872, compared to revenues for the period ended June 30, 1999 ("1999") of $7,779,153. The increase in revenues is primarily attributable to the addition of several significant customers including: Office Max in June 1999 , Staples in January, 2000, Best Buy in March, 2000, and Office Depot in June, 2000. In addition, there has been an increase in OEM sales in 2000 from 1999. The Company did not have any sales backlog as of June 30, 1999 and it had a sales backlog of $1,951,665 as of June 30, 2000.

Cost of sales as a percentage of revenues decreased from 79.84% ($6,210,849) in 1999 to 79.30% ($10,467,790) in 2000. This was primarily due to freight in decreasing as a percentage of sales. Less inventory was brought in by more expensive air freight and more inventory was brought in by less expensive ocean freight.

The Company wrote down $83,372 in inventory during the three months ended June 30, 2000 The inventory that was marked down constituted discontinued items for which the Company was responsible for such costs.

Operating expenses as a percentage of revenues decreased from 19.96% ($1,552,936) in 1999 to 18.25% ($2,408,804) in 2000.

Selling, marketing and advertising as a percentage of revenues increased slightly from 10.08% ($783,936) in 1999 to 11.20% ($1,478,282) in 2000.

General and administrative expenses as a percentage of revenues decreased from 9.89% ($769,000) in 1999 to 7.05% ($930,522) in 2000. The decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in revenues.

Other income (expense) increased as a percentage of sales from (0.00%) ($201 income) to 0.13% ($17,409 income).

Provision for income taxes for the three months ended June 30, 1999 represents minimum state income taxes. Provision for income taxes for the period ended June 30, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit. Provision for income taxes for the three months ended June 30, 2000 represents the beginning tax effect the Company will have as its net operating loss carryforward has been fully utilized.

Net income increased from $15,569 for the three months ended June 30, 1999 to $116,687 for the three months ended June 30, 2000.

     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     RESULTS OF OPERATIONS


Revenues for the period ended June 30, 2000 ("2000") were $29,815,519, compared to revenues for the period ended June 30, 1999 ("1999") of $13,083,869. The increase in revenues is primarily attributable to the addition of several significant customers including: Office Max in June 1999, Staples in January, 2000, Best Buy in March, 2000, and Office Depot in June, 2000. In addition, there has been an increase in OEM sales in 2000. The Company did not have any sales backlog as of June 30, 1999 and it had a sales backlog of $1,951,665 as of June 30, 2000.

Cost of sales as a percentage of revenues increased from 75.70% ($9,905,029) in 1999 to 79.51% ($23,706,524) in 2000. This was primarily due to two factors. First, there was a change in product mix to products with lower gross margin in 2000. Second, during 1999, the Company had a one time reduction to cost of sales totaling $240,000 representing a note payable. The Company had a note payable to a related party for inventory purchases which the company disputed as the inventory was not received. In March 1999, the statute of limitations for collection on this note expired. Management believes that no litigation will arise from this transactions as there has been contact with the related party.

The Company wrote down $83,372 of its inventory during the six months ended June 30, 2000. The inventory that was marked down constituted discontinued items for which the Company was responsible for such costs.

Operating expenses as a percentage of revenues decreased from 21.60% ($2,826,329) in 1999 to 16.58% ($4,944,434) in 2000.

Selling, marketing and advertising as a percentage of revenues decreased from 11.76% ($1,538,911) in 1999 to 10.12% ($3,016,138) in 2000.

General and administrative expenses as a percentage of revenues decreased from 9.84% ($1,287,418) in 1999 to 6.47% ($1,928,296) in 2000. The decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in revenues.

Other income (expense) increased as a percentage of sales from (0.03%) ($3,284 expense) to 0.07% ($19,632 income).

Provision for income taxes for the period ended June 30, 1999 represents minimum state income taxes. Provision for income taxes for the period ended June 30, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit. Provision for income taxes for the three months ended June 30, 2000 represents the beginning tax effect the Company will have as its net operating loss carryforward has been fully utilized.

Net income increased from $348,429 for the six months ended June 30, 1999 to $1,092,193 for the six months ended June 30, 2000.

         LIQUIDITY AND CAPITAL RESOURCES


Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has a $2,000,000 line of credit with one of its major suppliers, Lung Hwa. Borrowings under this arrangement are interest free for up to 60 days. The Company has trade accounts payable outstanding balances on this line of $555,460 and $1,261,996, respectively, as of June 30, 2000 and 1999.

In addition, certain of the Company's stockholders and vendors continue to provide inventory in exchange for common stock of the Company.

For the six months ended June 30, 2000 the Company had a net increase in cash in the amount of $1,301,482. This was due to cash used by operating activities of $681,011, cash used in investing activities of $66,988 and cash provided by financing activities of $2,049,481. Cash from all accounts receivable changes decreased by $55,079 and cash from inventory changes increased by $3,082,694. Cash provided used for investing activities was for leasehold improvements, furniture and computer equipment. Cash provided by financing activities was primarily by issuance of 632,912 shares of common stock for $2,000,000 and exercise of 52,500 warrants for $50,625.

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

The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the event the Company continues with the revenue growth it has experienced between 1999 and 2000 the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS


The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, those listed below.


Significant Customer Concentration

During the six month period ended June 30, 2000 the Company had five major customers which accounted for approximately 88% of the Company's net sales. The amounts due from these major customers on June 30, 2000 amounted to approximately $15,538,062. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a complaint filed by Delta Products Corporation ("Delta") on June 15, 2000. The complaint of Delta alleges causes of action against the Company and others for: (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) negligence. The claims alleged by Delta relate to alleged representations made by Tony Shahbaz, the president of the Company, during negotiations for the purchase of the assets of Hi-Val, Inc, during the summer of 1999. The Company intends to oppose the claims asserted in the complaint and denies the validity of the allegations contained therein.

     The Company has also been named as a defendant in a complaint filed by Mitsumi Electronics Corporation ("Mitsumi") on June 15, 2000. The allegations and claims against the Company in the complaint of Mitsumi are identical to those alleged by Delta. The Company intends to oppose the claims asserted in the complaint and denies the validity of the allegations contained therein.

     The Company is also a party to an arbitration proceeding with its former accountants, Ernst & Young. The Company filed a Demand for Arbitration due to Ernst & Young's refusal to complete the 1997 audit of the books and records of the Company. The claim of the Company alleges claims for: (1) breach of written contract; (2) breach of implied covenant, good faith and fair dealing; (3) professional negligence; (4) conversions; (5) breach of fiduciary duty; and (6) negligent misrepresentation.

     In response to the arbitration filing, Ernst & Young filed a counterclaim for unpaid fees and loss of profits incurred by Ernst & Young for work performed in connection with the 1997 audit of the books and records of the Company. The Company has conducted discovery and prepared to proceed to an arbitration hearing in this matter. The parties are currently in the process of obtaining a mutually agreeable date on which to conduct the arbitration hearing on the liability phase of the arbitration. In the event either party is found liable in the first phase of the hearing, a second phase will be scheduled to address the issue of damages.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

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

                                     I/OMAGIC CORPORATION

DATED:   August 10, 2000             By:  /s/ Tony Shahbaz
                                     ----------------------------------------
                                     Tony Shahbaz, President and Chief Executive
                                     Officer, Chief Financial Officer