Form 10QSB
period 2000-09-30
I OMAGIC CORP/CA
filed 2000-11-13
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from to
                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION

        (Exact name of small business issuer as specified in its charter)


                   NEVADA                              88-0290623
         ------------------                -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                            6 AUTRY, IRVINE, CA 92618
                            -------------------------
                    (Address of principal executive offices)

                                 (949) 727-7466
                                 --------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
    --------------     -------------

As of November 9, 2000, the number of shares of Common Stock issued and outstanding was 39,355,529.

Transitional Small Business Disclosure Format (check one):
Yes                 No     X
    --------------     -------------

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                 Page
                                                                                               Number
                                                                                              --------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheets - December 31, 1999 and September 30, 2000 (unaudited)                    3-4

         Statements of Income - For the three months and nine  months ended
         September 30, 2000 and 1999 (unaudited)                                                    5

         Statements of Cash Flows - For the nine months ended
         September 30, 2000 and 1999 (unaudited)                                                  6-7

         Notes to Financial Statements                                                           8-10

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                                     11-13


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                14
         Item 2.  Changes in Securities                                                            14
         Item 3.  Defaults Upon Senior Securities                                                  14
         Item 4.  Submission of Matters to a Vote of Security Holders                           14-15
         Item 5.  Other Information                                                                15
         Item 6.  Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                                         16

                         PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

FINANCIAL INFORMATION
PART 1 - ITEM 1

                  I/O MAGIC CORPORATION
                     BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)

                           ASSETS

                                                               DECEMBER 31, 1999  SEPTEMBER 30, 2000
                                                              ------------------  ------------------

CURRENT ASSETS
     Cash                                                       $1,943,522                $2,020,206
     Accounts receivable, net of allowance for
         doubtful accounts of $71,193 and $67,664               10,115,350                16,878,583
     Accounts receivable from related parties                    6,561,738                         -
     Inventory                                                   3,318,422                 6,458,004
     Prepaid expenses and other current assets                      49,120                    97,242
     Deferred tax provision                                        651,000                   766,000
                                                               ---------------          --------------

         TOTAL CURRENT ASSETS                                   22,639,152                26,220,035

FURNITURE AND EQUIPMENT, NET                                       255,689                   339,745
OTHER ASSETS                                                        21,488                    16,488
                                                               ---------------          --------------

TOTAL ASSETS                                                   $22,916,329               $26,576,268
                                                               ===============          ==============

The accompanying notes are an integral part of these financial statements

                  I/O MAGIC CORPORATION
                     BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30,2000 (UNAUDITED)

    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  DECEMBER 31, 1999       SEPTEMBER 30,2000
                                                                 ------------------      -------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $9,067,600              $5,990,875
     Current portion of capital lease obligation                           1,144                       -
     Accounts payable to related parties                               4,720,054               2,327,865
     Reserves for customer returns and allowances                      1,145,568               1,556,927
     Income taxes payable                                                106,000                  44,142
                                                                     --------------         -------------

         TOTAL CURRENT LIABILITIES                                    15,040,366               9,919,809
                                                                     --------------         -------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         10,000,000 shares authorized
         none issued and outstanding                                          -                        -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         32,307,039 and 39,335,529 (unaudited) shares
         issued and outstanding                                           32,309                  39,338
     Additional paid in capital                                       10,511,897              17,669,926
     Deferred compensation                                               (15,500)                 (6,200)
     Treasury stock, 550,000 shares, at cost                            (165,000)               (165,000)
     Accumulated deficit                                              (2,487,743)               (881,605)
                                                                     --------------         -------------
         TOTAL STOCKHOLDERS' EQUITY                                    7,875,963              16,656,459
                                                                     --------------         -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $22,916,329             $26,576,268
                                                                     ==============         =============

The accompanying notes are an integral part of these financial statements

I/O MAGIC CORPORATION

                                                        STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                 For the Nine Months Ended         For the Three Months Ended
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                ------------------------------    ----------------------------
                                                  2000             1999              2000             1999
                                                --------------  --------------    ---------------  -----------
                                                 (unaudited)       (unaudited)    (unaudited)      (unaudited)

NET SALES                                         $ 40,747,330    $ 21,569,160    $ 10,931,810    $  8,485,291

COST OF SALES                                       32,364,411      16,244,908       8,657,887       6,339,881
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                         8,382,919       5,324,252       2,273,923       2,145,410
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Selling, marketing, and advertising                4,071,081       2,983,691       1,054,941       1,236,037
  General and administrative                         2,729,391       1,574,647         801,096         495,572
                                                  ------------    ------------    ------------    ------------
   Total operating expenses                          6,800,472       4,558,338       1,856,037       1,731,609
                                                  ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                               1,582,447         765,914         417,886         413,801
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                       33,145           9,587          13,323           3,587
  Interest expense                                      (1,266)        (12,786)              -          (1,402)
  Income from related party                                  -          21,938               -          21,938
  Other income                                           1,076           3,446               -           1,346
                                                  ------------    ------------    ------------    ------------
   Total other income (expense)                         32,955          22,185          13,323          25,469
                                                  ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                   1,615,402         788,099         431,209         439,270

PROVISION (BENEFIT) FOR INCOME TAXES                     9,264             800         (82,736)            400
                                                  ------------    ------------    ------------    ------------
NET INCOME                                        $  1,606,138    $    787,299    $    513,945    $    438,870
                                                  ============    ============    ============    ============
BASIC EARNINGS PER SHARE                          $       0.04    $       0.03    $       0.01    $       0.02
                                                  ============    ============    ============    ============
DILUTED EARNINGS PER SHARE                        $       0.04    $       0.03    $       0.01    $       0.02
                                                  ============    ============    ============    ============
BASIC WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                       39,015,695      29,778,974      39,306,951      25,058,544
                                                  ============    ============    ============    ============
DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                       39,553,630      30,107,233      39,844,886      25,386,803
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements

I/O MAGIC CORPORATION

                                                        STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------


                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       2000           1999
                                                    -----------    -----------
                                                    (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 1,606,138    $   787,299
     Adjustments to reconcile net
     income to net cash provided
     by operating activities`
       Depreciation and amortization                    56,361         36,026
       Amortization of deferred
         compensation                                    9,300          9,300
       Provision for allowance for
         doubtful accounts                              (3,529)        29,725
       Provision for inventory
         obsolescence                                  (41,544)             -
       Note payable to related party                         -       (345,500)
       Deferred income tax                            (115,000)             -
       Reserves for customer returns
         and allowances                                411,359        625,136
       Tax effect of exercised
         Options                                        52,000              -
   (Increase) decrease in
     Accounts receivable                            (6,759,704)    (4,270,281)
     Accounts receivable from
       related parties                               6,561,738       (767,228)
     Inventory                                       1,901,962      3,508,896
     Prepaid expenses and other
       current assets                                  (48,122)       (80,261)
     Other assets                                        5,000          1,172
   Increase (decrease) in
     Accounts payable and accrued
       expenses                                     (3,016,723)     2,433,188
     Accounts payable to related
       parties                                      (2,392,189)    (1,882,641)
Income tax provision                                   (61,860)           800
                                                   -----------    -----------

Net cash provided by (used in)
   operating activities                             (1,834,813)        85,631
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and
   equipment                                          (140,417)      (100,372)
                                                   -----------    -----------

Net cash used in investing
  activities                                          (140,417)      (100,372)
                                                   -----------    -----------

I/O MAGIC CORPORATION

                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                       2000           1999
                                                    -----------    -----------
                                                    (unaudited)   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease
     obligations                                        (1,144)        (4,069)
   Payments on notes payable                                 -       (250,000)
   Purchase of treasury stock                                -              -
   Proceeds from sale and
     issuance of common stock                        2,000,000              -
   Proceeds from exercise of
     warrants                                           53,058         69,710
                                                   -----------    -----------
Net cash provided by (used in)
  Financing activities                               2,051,914       (184,359)
                                                   -----------    -----------
Net increase (decrease) in cash                         76,684       (199,100)

CASH, BEGINNING OF PERIOD                            1,943,522      1,402,904
                                                   -----------    -----------
CASH, END OF PERIOD                                $ 2,020,206    $ 1,203,804
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   INTEREST PAID                                   $     1,266    $    12,786
                                                   ===========    ===========
   INCOME TAXES PAID                               $   123,300    $       800
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2000, the Company entered into the following non-cash transactions:

- Issued 6,250,000 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory
- Issued 40,000 (unaudited) shares of common stock for $60,000 (unaudited) of legal services

During the nine months ended September 30, 1999, the Company entered into the following non-cash transaction:

- Issued 16,666,667 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory.

- Reflected the reduction of a related party note payable as a reduction to cost sales of $240,000 (unaudited).

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

As of September 30, 2000 (unaudited) and 1999 (unaudited), the Company had potential common stock as follows:

                                                2000              1999
 Weighted-average common shares
   outstanding during the period (unaudited)    39,015,695    29,778,974

 Incremental shares assumed to be
   outstanding since the beginning of the
   period related to stock options and warrants
   outstanding (unaudited)                         537,935       328,259
                                                -----------   -----------

FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES
         AND POTENTIAL COMMON STOCK (UNAUDITED) 39,553,630    30,107,233
                                               ------------   -----------


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

                                                           September 30,
                                                                 2000
                                                            ------------
                                                             (unaudited)

Accounts payable                                              $2,868,548
Accrued channel promotions and marketing                       2,481,684
Accrued compensation and related benefits                        237,081
Other                                                            403,562
                                                              ----------
TOTAL                                                         $5,990,875
                                                              ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through May 2003.

Future aggregate minimum annual lease payments under operating lease arrangements are as follows as of September 30, 2000:

         Year Ending
         December 31,
         ------------
             2000             $93,876
             2001             186,742
             2002              86,524
             2003              11,412
             2004               6,069
           --------            -------
                             $384,623
                            ----------

Rent expense was $41,541 and $42,863 for the three months ended September 30, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying statements of income.

RETAIL AGREEMENTS
In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended September 30, 2000 and 1999, the Company incurred $381,416 (unaudited) and $565,963 (unaudited), respectively, related to these agreements. Such is included in selling, marketing, and advertising in the accompanying statements of income.

NOTE 5 - CAPITAL TRANSACTIONS

COMMON STOCK ISSUED FOR CASH
During the nine months ended September 30, 2000, the Company issued an aggregate of 632,912 (unaudited) restricted shares of common stock for cash totaling $2,000,000 (unaudited), or at a per share price of $3.16 (unaudited).

COMMON STOCK ISSUED FOR SERVICES
During the nine months ended September 30, 2000, the Company issued an aggregate of 40,000 (unaudited) unrestricted shares of common stock, valued at $1.50 per share for $60,000 in payment of prior legal services.

COMMON STOCK ISSUED UPON EXERCISE OF WARRANTS
During the nine months ended September 30, 2000, 105,578 warrants were exercised for cash of $53,058.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2000 and 1999, the Company had revenues from two related parties totaling approximately $1,036,997 (unaudited)and $2,074,000 (unaudited), respectively.

During the nine months ended September 30, 2000 and 1999, the Company had purchases from related parties totaling approximately $22,105,625 (unaudited) and $10,143,000 (unaudited), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                  RESULTS OF OPERATIONS

Revenues for the period ended September 30, 2000 ("2000") were $10,931,810, compared to revenues for the period ended June 30, 1999 ("1999") of $8,485,291. The increase in revenues is primarily attributable to the addition of several significant customers including: Staples in January, 2000, Best Buy in March, 2000, and Office Depot in June, 2000.

Cost of sales as a percentage of revenues increased from 74.72% ($6,339,881) in 1999 to 79.20% ($8,657,887) in 2000. This was primarily due to a change in product mix to more units with lower gross margin percent.

Operating expenses as a percentage of revenues decreased from 20.41% ($1,731,609) in 1999 to 16.98% ($1,856,037) in 2000.

Selling, marketing and advertising as a percentage of revenues decreased from 14.57% ($1,236,037) in 1999 to 9.65% ($1,054,941) in 2000.

General and administrative expenses as a percentage of revenues increased from 5.84% ($495,572) in 1999 to 7.33% ($801,096) in 2000. The increase on a percentage basis is primarily due to expenses related to becoming a reporting company and increased payroll to position the Company for increased growth.

Other income (expense) decreased as a percentage of sales from (0.30%) in 1999 ($25,469 income) to 0.12% ($13,323 income) in 2000.

Provision for income taxes for the three months ended September 30, 1999 represents minimum state income taxes. Provision for income taxes for the period ended September 30, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit. Provision for income taxes for the three months ended September 30, 2000 represents the beginning tax effect the Company will have as its net operating loss carryforward has been fully utilized.

Net income increased from $438,870 for the three months ended September 30, 1999 to $513,945 for the three months ended September 30, 2000, primarily due to a tax benefit of $82,736 in 2000 versus tax of $400 in 1999.

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                  RESULTS OF OPERATIONS

Revenues for the period ended September 30, 2000 ("2000") were $40,747,330, compared to revenues for the period ended September 30, 1999 ("1999") of $21,569,160. The increase in revenues is primarily attributable to the addition of several significant customers including: Office Max in June 1999, Staples in January, 2000, Best Buy in March, 2000, and Office Depot in June, 2000. In addition, there has been an increase in OEM sales in 2000.

Cost of sales as a percentage of revenues increased from 75.32% ($16,244,908) in 1999 to 79.43% ($32,364,411) in 2000. This was primarily due to two factors. First, there was a change in product mix to products with lower gross margin in

2000. Second, during 1999, the Company had a one time reduction to cost of sales totaling $240,000 representing a note payable. The Company had a note payable to a related party for inventory purchases which the company disputed as the inventory was not received. In March 1999, the statute of limitations for collection on this note expired. Management believes that no litigation will arise from this transaction as there has been contact with the related party.

The Company wrote down $72,715 of its inventory during the nine months ended September 30, 1999 and wrote down $83,372 of its inventory during the nine months ended September 30, 2000. The inventory that was marked down constituted discontinued items for which the Company was responsible for such costs.

Operating expenses as a percentage of revenues decreased from 21.13% ($4,558,338) in 1999 to 16.69% ($6,800,472) in 2000.

Selling, marketing and advertising as a percentage of revenues decreased from 13.83% ($2,983,691) in 1999 to 9.99% ($4,071,081) in 2000.

General and administrative expenses as a percentage of revenues decreased from 7.30% ($1,574,647) in 1999 to 6.70% ($2,729,391) in 2000. The decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in revenues.

Other income (expense) decreased as a percentage of sales from (0.10%) ($22,185 income) to 0.08% ($32,955 income).

Provision for income taxes for the period ended September 30, 1999 represents minimum state income taxes. Provision for income taxes for the period ended September 30, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit. Provision for income taxes for the nine months ended September 30, 2000 represents the beginning tax effect the Company will have as its net operating loss carryforward has been fully utilized.

Net income increased from $787,299 for the nine months ended September 30, 1999 to $1,606,138 for the nine months ended September 30, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has a line of credit with Lung Hwa, a major supplier, of $2 million. Borrowings under this arrangement are interest free for up to 60 days.

In addition, certain of the Company's stockholders and vendors continue to provide inventory in exchange for common stock of the Company.

For the nine months ended September 30, 2000 the Company had a net increase in cash in the amount of $76,684. This was due to cash used in operating activities of $1,834,813, cash used in investing activities of $140,417 and cash provided by financing activities of $2,051,914. Cash from all accounts receivable changes decreased by $197,966, cash from inventory changes increased by $1,901,962 and cash from all accounts payable decreased by $5,408,914. Cash used for investing activities was for leasehold improvements, furniture, computer equipment and software. Cash provided by financing activities was primarily by issuance of 632,912 shares of common stock for $2,000,000 and exercise of 105,578 warrants for $53,058.

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

Significant Customer Concentration

During the nine month period ended September 30, 2000 the Company had five major customers which accounted for approximately 88% of the Company's net sales. The amounts due from these major customers on September 30, 2000 amounted to approximately $15,777,735. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a complaint filed by Delta Products Corporation ("Delta") on June 15, 2000. The complaint of Delta alleges causes of action against the Company and others for: (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) negligence. The claims alleged by Delta relate to alleged representations made by the Company during negotiations for the purchase of the assets of Hi-Val, Inc, during the summer of 1999. The Company intends to oppose the claims asserted in the complaint and denies the validity of the allegations contained therein.

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

     In response to the arbitration filing, Ernst & Young filed a counterclaim for unpaid fees and loss of profits incurred by Ernst & Young for work performed in connection with the 1997 audit of the books and records of the Company. The Company has conducted discovery and has proceeded to an arbitration hearing in this matter. The liability phase is currently ongoing. In the event either party is found liable in the first phase of the hearing (the liability phase), a second phase will be scheduled to address the issue of damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had its annual meeting of shareholders on September 12, 2000. At that meeting and by proxy, a quorum was present and the Company received the following votes on its proposals:

 Proposal                         Yes               No    Abstain   Shares Voted
 Result

Board of Directors
Tony Shahbaz                   22,381,122            0       0      22,381,122
YES (100%)
Anthony Andrews                22,381,122            0       0      22,381,122
YES (100%)
Young-Hyun Shin                22,381,122            0       0      22,381,122
YES (100%)
Daniel Hou                     22,381,122            0       0      22,381,122
YES (100%)
Steel Su                       22,381,122            0       0      22,381,122
YES (100%)

Acquisition of
IOM Holdings Corp.             22,378,622          2,500     0      22,381,122
YES (99.9%)

Increase in
Authorized Shares              22,335,955         45,167     0      22,381,122
YES (99.8%)

Ratification of
Independent                    22,379,722            400     1,000  22,381,122
Auditors
YES (99.9%)

ITEM 5. OTHER INFORMATION

     On August 8, 2000, the Company announced it had selected Tech Data Corporation to distribute the Company's full line of computer peripheral products in North America.

     On August 10, 2000, the Company announced that Office Depot had joined the national retailers that offer the Company's products.

     On August 15, 2000, the Company announced that it had signed a letter of intent to acquire the Hi-Val Multimedia brand and become the exclusive licensee of the Digital Research Technologies brand. This acquisition is expected to take place in the fourth quarter 2000, subject to: shareholder approval, fairness opinion and restructuring of debt with Finova Capital. The shareholder approval has been obtained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

          1. The following Exhibits are filed herein: 27.1 Financial Data
             Schedule

          2. Reports on Form 8-K filed:

             On September 1, 2000, the Company filed a report on Form 8-K announcing that it intends to acquire the HiVal Multimedia brand and the Digital Research Technologies brand, subject to shareholder approval and a fairness opinion.

                                SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            I/OMAGIC CORPORATION

 DATED:   November 9, 2000             By:  /s/ Tony Shahbaz
                                          -------------------------------------
                                           Tony Shahbaz, President and Chief
                                           Executive Officer, Chief Financial
                                           Officer