Form 10-K405
period 2000-12-31
I OMAGIC CORP/CA
filed 2001-04-02
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-27267
                              I/OMAGIC CORPORATION
              (Name of business issuer as specified in its charter)

            NEVADA                                       88-0290623
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1300 WAKEHAM
SANTA ANA, CALIFORNIA                                                  92705
(Address of principal executive offices)                             (Zip code)

                                 (714) 953-3000
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.001 per share

Insert by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Insert by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Registrant's revenues for its fiscal year ended December 31, 2000, were $62,769,742. As of December 31, 2000, Registrant had 67,917,791 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $30,163,374. This calculation is based upon the closing sales price of $1.00 per share on March 29, 2001.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

The following documents are incorporated herein by reference: Registration Statement on Form 10-SB, filed with the SEC on January 11, 2000 and Form 10-KSB filed on March 30, 2000 are incorporated in Part IV, Item 13(a). ie. Proxy statement, annual reports to shareholders.

                               TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1      Business                                                            4

Item 2      Description of Properties                                          13

Item 3      Legal Proceedings                                                  13

Item 4      Submission of Matters to a Vote of Security Holders                13

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                     14

Item 6      Selected Financial Data                                           16

Item 7      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                       17


Item 7A     Quantitative and Qualitative Disclosures About Market Risk        20

Item 8      Financial Statements and Supplementary Data                       21

Item 9      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         21

PART III

Item 10      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           21

Item 11      Executive Compensation                                           22

Item 12      Security Ownership of Certain Beneficial Owners and
                   Management                                                 23

Item 13      Certain Relationships and Related Transactions                   24

PART IV

Item 14      Exhibits Financial Statements and Reports on Form 8-K            26

                                     PART I

ITEM 1 - BUSINESS

         A.       BUSINESS DEVELOPMENT

                  1.       FORM AND YEAR OF ORGANIZATION

         I/OMagic Corporation, a California corporation ("I/OMagic California") was incorporated under the laws of the State of California on September 30, 1993. I/OMagic was founded to be a provider of hardware and digital entertainment products for personal computers ("PCs"). The products it markets are used to enhance sound, graphic video and optical storage/playback capabilities of the PC, and are used in a wide array of solutions for the PC entertainment, education, music, Internet applications and services and productivity tools markets. I/OMagic's customers include many of the largest North American personal computer mass merchants, consumer electronic retailers, and national distributors including, but not limited to, Comp USA, Circuit City, Office Max, Office Depot, Tech Data, Sam's Club, Dixons Store Group (UK), Micro Center, Fred Meyer, Staples, Best Buy, Ingram Micro, BJ's, Amazon.com and Buy.com.

                  2.       ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

         Not Applicable.

                  3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

         I/OMagic California entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc., a Nevada corporation ("Silvercrest") on March 18, 1996. Pursuant to the Acquisition Agreement, Silvercrest issued 6,570,583 shares of common stock in exchange for 6,570,583 shares of common stock of I/OMagic California, which constituted 100% of the issued and outstanding shares of I/OMagic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company with dormant operations. Silvercrest's common stock was listed on the Over-The-Counter Bulletin Board market as of March 1, 1996. Silvercrest changed its name to I/OMagic Corporation, a Nevada corporation, on March 20, 1996. Effective as of the date of the Acquisition Agreement, the board of directors of Silvercrest resigned and I/OMagic's directors were appointed as the new Board of Directors. As a result of the acquisition, I/OMagic California, became a wholly owned subsidiary of I/OMagic Corporation, a Nevada corporation. I/OMagic is traded publicly on the Over-The-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "IOMC". Many large brokerage firms do not make a market or otherwise solicit orders for shares trading on the OTC Bulletin Board. As a result of the Company trading on the OTC Bulletin Board, investors may experience difficulty in liquidating some or all of their investment in the stock market.

         Unless otherwise indicated, all references to the "Company" and I/OMagic include the operations and business of I/OMagic Corporation, a Nevada corporation, and I/OMagic Corporation, a California corporation.

         On March 29, 2000, IOM Holdings, Inc. ("IOMH") acquired certain assets of Hi-Val, Inc. ("Hi-Val") for the benefit of Hi-Val's creditors pursuant to
Section 493.010 of the California Code of Civil Procedures. The purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest. The purchase price was paid as follows:
(i) $6,878,335 through the revolving line of credit, (ii) $7,000,000 notes payable at 0% interest (imputed to $6,522,819 based on 9.5% interest), and (iii) $2,000,000 notes payable at prime (9.5% as of December 31, 2000), plus 0.5% issued to IOMH's lending institution. IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as a trademark, which is being amortized on a straight-line basis over five years. The acquisition was accounted for by the purchase method. For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

         Accounts receivable                              $      2,987,637
         Inventory                                               1,890,818
         Due from related party                                    563,689
         Property and equipment                                  1,173,654
         Liabilities assumed                                      (860,323)
         Trademark                                               9,645,679
                                                          ----------------

             TOTAL                                        $     15,401,154
                                                          ================

         On December 31, 2000, I/OMagic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 24,000,000 restricted shares of common stock, simultaneous to receiving a $6,000,000 equity investment from its shareholder manufacturing partner BTC and its affiliated companies, the equity received is calculated into 24,000,000 million shares issued. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.

         It is the Company's intention to rebuild the Hi-Val brand and channels. However, no assurances can be provided that the Company will meet this objective. Additionally, through the acquisition of IOMH, the Company was successful in obtaining the exclusive and sole rights to the Digital Research Technology ("DRT") brand name on a world-wide basis. The Company also intends to re-launch the brand in the future. However, there can be no assurances that the Company will launch or will be successful in its launch of the brand.


         B.       BUSINESS OF ISSUER

                  1.       PRINCIPAL PRODUCTS AND THEIR MARKET

         I/OMagic offers products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrade products and digital entertainment solutions. I/OMagic's customers include many of the largest North American personal computer mass merchants, consumer electronic retailers, and national distributors, including, but not limited to, Comp USA, Circuit City, Office Max, Office Depot, Tech Data, Sam's Club, Dixon Store Group (UK), Micro Center, Fred Meyer, Staples, Best Buy, Ingram Micro, BJ's, Amazon.com and Buy.com.

         The Company's product mix is constantly adjusted to reflect current market conditions. Currently, the Company's products include: CD-ROM drives, CD-Read/Write drives, DVD drives, audio cards, video display cards, modems, web cameras, optical media, digital still shot cameras and other peripheral accessories. The Company's strategy is to constantly monitor market demand and to update its product mix to reflect after-market conditions. I/OMagic's key suppliers constitute a number of high volume computer peripheral manufacturers. Two key suppliers of the Company are also large shareholders of the Company. I/OMagic believes that it is provided extended interest free trade credit, favorable pricing and early access to key technologies.

         a. OPTICAL STORAGE DRIVES

Approximately 62% of the Company's gross revenues generated from January 1, 2000 through December 31, 2000 were generated through the sale of a variety of optical storage products. These products include CD-ROM playback, CD Readable/Writable ("CDRW") and DVD Playback for DVD format movies and other applications. The primary function of all these products is to provide an interface between reading (playback) and writing (storing) various data formats that are interfaced with both desktop and portable computer architecture.

These products are sold throughout North America to virtually all of the Company's customers. This market segment tends to constantly shift toward greater speed and functionality. The Company believes that this shift has historically been created due to market opportunities as consumers constantly search for the most advanced features and standards available. There are no assurances that the Company will maintain this category of business in the future.


         b.  OPTICAL STORAGE MEDIA

The Company offers a full range of optical storage media tht complements its optical storage drive business. The category of media currently marketed by the Company includes CD recordable and CD rewritable media. There are no assurances that the Company will maintain this category of business in the future.


         c. AUDIO PERIPHERAL UPGRADE CARDS

Approximately 6% of the Company's gross revenues generated during fiscal 2000 were generated through the sale of its audio peripheral upgrade cards. I/OMagic developed the Tempo PC Card, which was launched during the fourth quarter of 1993 as one of the first Personal Computer Memory Card Industry Association ("PCMCIA") audio peripheral upgrade cards to provide audio upgrade functionality for the portable marketplace. While this product was discontinued due to technical obsolescence, the Company adjusted its marketplace position by introducing a variety of peripheral audio cards for desktop applications to address specific marketplace demands, including computer games, business applications and other audio applications. The Company's audio product mix provides a range of technologies based upon specifications geared to the specific application. These applications include the basic standard video conferencing application to a full range of audio intensive gaming features. There are no assurances that the Company will maintain this category of business in the future.

         d. VIDEO PERIPHERAL UPGRADE CARDS

Approximately 10% of the Company's gross revenues generated during fiscal 2000 were generated through the sale of its video peripheral upgrade cards and solutions (e.g. video capture cameras). I/OMagic developed the Focus Video Capture Card, which was launched during the first quarter of 1994 as one of the first PCMCIA video capture cards to address the portable computer market. While this product was eventually discontinued due to technical obsolescence, the Company adjusted its marketplace position by offering a variety of video display cards addressing the business and gaming market segments. The Company's video graphics product line grew from three products to six products in 2000. The video graphics industry saw a major upheaval in 2000. However, the Company's strategic decision to compete only in lower-end video products helped it become a major supplier of these products in the retail channel. The market prices of lower-end video cards were relatively stable, compared to new video products, thus the volatility in price swings did not affect the Company's video products. This allowed I/OMagic to maintain consistently high margins in this arena. There are no assurances that the Company will maintain this category of business in the future.

         e. DIGITAL CAMERAS

Approximately 9% of the Company's gross revenues generated during fiscal year 2000 were generated from the sale of PC Web Cameras, a new category for I/OMagic. The Company entered the Digital Still Shot camera (DSC) market late in 1999. By mid 2000, the Company had successfully launched two additional camera models into the marketplace. The Digital Camera market is one of the fastest growing segments in the PC peripheral space, and with the move by all of the major camera manufacturers towards much higher-end and higher cost cameras, the Company made a strategic decision to focus it's product offering on affordably priced, quality camera solutions. There are no assurances that the Company will maintain this category of business in the future.

         f. MODEMS, FLOPPY, DISK DRIVES, SCANNERS, KEYBOARDS AND OTHER
PERIPHERALS

The balance of the Company's gross revenues during fiscal 2000 (approximately 13%) were generated through the sale of a variety of products including modems, floppy disk drives, scanners, keyboards and other peripherals. The composition of this product mix varies according to market demands. There are no assurances that the Company will maintain this category of business in the future.

         g. MP3 RELATED PRODUCTS

The Company expects to expand its product offering by entering the MP3 player category in Q2 of 2001. I/OMagic will release the Neo Jukebox 2200, a portable MP3 Jukebox player with 20 gigabytes of storage space (approximately 600 CD's worth of music). The Company anticipates swift sales of the Neo Jukebox 2200 based on our Competitor's reports of their similar product (with less features at a higher price point) selling more than 100,000 units of their MP3 player since Summer of 2000. I/OMagic believes that its Neo Jukebox 2200 will contribute significantly to the company's revenue for 2001. The Company also expects to introduce several additional models and accessories into this market space throughout 2001. There are no assurances that the Company will maintain this category of business in the future.

         h.  INDUSTRY OVERVIEW

         The Company believes that the recent emergence of the Internet, digital entertainment, digital imaging, wireless hand-held devices ("PDA") and multi-media solutions provides consumers with the platform to technologically improve and upgrade their PC and PDA solutions. Additionally, the Company believes that digital entertainment solutions are poised for explosive growth over the next few years. In the aggregate, the Company's product mix focuses upon the enhancement of the functionality of personal computers and provides digital entertainment solutions.

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

         PC Data has reported that sales of hand held devices, including palm, visor and pocket-PC more than doubled in November 2000 versus 1999. Other categories showing healthy revenue increases in November 2000 over 1999 were MP3 players (400%), web-PC cameras (68%), CD-burners (otherwise known as CDRW drives, 65%), blank CD's (or otherwise known as optical storage, 32%), digital cameras (26%) and mice (15%).

         IDC reported in its report dated March 29, 2001, that the market for MP3 and other compressed audio players is expanding, both in terms of vendors and the type of new, innovative devices being produced. According to IDC, worldwide compressed audio player shipments will continue to grow at a torrid pace, increasing at a compound annual growth rate of 51%, from 3.3 million in 2000 to nearly 26 million in 2005. Compressed audio player shipments in the United States will follow a similar path, jumping to 18 million in 2005 from 2.8 million in 2000.

         2.       DISTRIBUTION / CHANNELS

                  a.       MANUFACTURING

         All of the Company's products are manufactured in Asia. One of the Company's major shareholders, Behavioral Technology Corporation ("BTC") provided in excess of 48% of the Company's current product mix. The capacity of this manufacturer is well in excess of the current needs of the Company. This manufacturer expends substantial sums in research and development of new computer peripheral products. All products distributed by the Company are subject to a minimum warranty of one year to repair or replace the product. This warranty is provided by the manufacturer of the product. In the last quarter of 2000, the Company signed an agreement with Citrine Group Ltd. to provide the Company with $8 million in inventory in exchange of common stock. The Company believes that this agreement and any potential future agreements will reduce the dependence of the Company upon any one manufacturer.

         Manufacturers beneficially owned by some of the Company's shareholders, extend trade credit lines that are subordinated to any institutional financing. As of the date of this filing, the Company has $6,605,074 borrowed under its asset based line of credit.

         I/OMagic provides less than 10% of the aggregate revenues of any of its shareholders' manufacturers.

                  b.       DISTRIBUTION

         Most of the Company's products are shipped either directly from the Asian manufacturers or from the manufacturers' distribution centers in southern and northern California, from where they are shipped directly to the Company's warehouse facility in Santa Ana, California. The Company is responsible for the shipping costs. These products are then shipped either directly to the customer's retail location or to centralized distribution centers, where they are then allocated by the customer. These shipments are made through commercial common carriers such as United Parcel Service or Federal Express. Most product sales are currently conducted through purchase orders placed by large retail customers. The Company has a variety of agreements with a number of these retailers. These agreements include terms related to pricing and orders, advertising and marketing, returns and rebates, as applicable. These agreements are considered industry standard and are not issued by all retailers. The Company believes that it has the opportunity to build strategic alliances with these and other channels. These retail customers include CompUSA, Circuit City, Office Max, Office Depot, Tech Data, Sam's Club, Dixon Store Group (UK), Micro Center, Fred Meyer, Staples, Best Buy, Ingram Micro, BJ's, Amazon.com and Buy.com.


                  c.       CHANNELS

         The Company expended over $6 million in the years 1998 through 2000 in brand equity building and channel development.

         3.       STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT.

         The Company continuously consults with its major retail customers to identify market trends and developments. This information may include customer preferences and technological developments which may require a peripheral product which compliments the Company's existing product line. Once the Company identifies such a development or trend, the Company consults with its Asian manufacturers to determine the technical feasibility of manufacturing a particular technology. The feasibility is then considered in conjunction with the particular pricing structure which the Company's customers believe will sell in the retail marketplace. Additionally, the Company sources several products from various manufacturers to sell through its brands or a private label basis. The Company is currently focusing upon the following market trends:

                  a.     OPTICAL STORAGE DRIVES

         The Company anticipates the continued transition of optical storage drives. This category includes CD-ROM, DVD and CDRW. The industry is requiring higher speeds, more functionality and better affordability in this category. While no assurances can be made that the Company will be successful in introducing new products, the Company plans to provide solutions that meet these market demands.

                  b.       AUDIO PERIPHERAL UPGRADE CARDS AND SOLUTIONS

         The Company offers a wide variety of affordable audio solutions to address the PC computing and PC gaming industry. The specific audio solutions may vary as manufacturing supply and customer demand change. However, the primary focus of the Company is to provide a wide range of audio sound card solutions to address these demands. In Q2 2001, the Company plans to release an MP3 Jukebox player (the Neo 2200), with 20 gigabytes of storage space (approximately 600 CD's worth of music). The Company also expects to introduce several additional models and accessories into this market space during 2001. However, there is no assurance that the Company will be successful with the introduction of new products.

                  c.       VIDEO PERIPHERAL UPGRADE CARDS AND SOLUTIONS

         The Company offers a wide variety of affordable video solutions to address the PC computing and PC gaming industry. Its product category ranges from basic function 4 megabyte graphic cards to 8 megabytes, 16 megabytes and 32 megabytes business and gaming graphics solutions. There are no assurances that revenue will continue in this product category.

                  d.       DIGITAL IMAGING

         In the past year, the Company has introduced low to mid range digital imaging cameras to address web camera, digital still shot cameras and dual mode cameras that integrate these functions with one camera. This category is expected to experience significant industry growth over the next few years. This category has presented strong growth in the Company's past year's performance as it represents 9% of revenues. The Company expects this category to provide good growth potential. However, there are no assurances that such growth will continue in the future.

                  4.       COMPETITION

         In general, there are three key competitive factors which impact upon the success of personal computer peripheral distribution companies: (i) time to market; (ii) product value and technology; and, (iii) market penetration typically measured by retail "shelf-space" and after sales service.

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

         (ii) PRODUCT VALUE AND TECHNOLOGY

         The Company focuses upon this competitive factor by positioning its products as an affordable alternative to what the market perceives as the "tier one" brands such as Creative Labs, Sony, HewlettPackard, Pioneer and S3, Inc. The Company's products are typically priced competitively with the competing product distributed by Creative Labs and S3, Inc., while still containing the same basic functionality and specifications. The Company believes that this provides consumers with product value, while still sustaining the technology contained in more expensive brand names. While the Company's marketplace is clearly extremely price sensitive, the Company has maintained reasonable gross profit margins in this space. While there can be no assurance the Company can maintain these margins, it believes that it is well positioned with its shareholders' manufacturers to rely upon the combined economics of scale to maintain its margin structure.

         (iii) MARKET PENETRATION AND AFTER SALES SERVICE

         1999 was a break-through year for the Company, allowing its product "sell-through" at the retail level to provide increasing access to shelf-space at major consumer outlets throughout North America. In calendar year 2000, the Company maintained significant growth over 1999. This provided the Company with an expanded presence throughout its sale channels, thereby improving brand awareness among consumers. Over the years, the Company has mad significant investments in increasing its brand awareness throughout North America. Additionally, the Company has invested heavily in building the support infrastructure to conduct its business with the largest national chains of retailers in the country.

         As noted above, the Company currently maintains a broad range of peripheral PC upgrade products and digital entertainment solutions. The Company believes that providing this extensive vertical product mix improves its ability to maintain critical shelf space at its major retail customers. While a number of the competitors discussed in this section sell a portion of the Company's product mix (and clearly, collectively, all of these competitors sell all of the products sold by the Company), the Company is not aware of any competitor which provides the broad range of peripheral upgrades currently offered by the Company.

         The Company's competitors include virtually all hardware multi-media firms selling into North American retail channels. Competitors for the Company's audio products include Best Data, Diamond Multimedia, ESS Technology, Turtle Beach and Yamaha Corporation of America. Competitors for the Company's data storage market include Acer, Compaq, Hewlett-Packard, Iomega, Mitsumi, Panasonic, Plextor, Phillips, Sony and Toshiba. Competitors for the Company's graphics products include ATI Technologies Inc., Elsa, Guillemot International and 3Dfx Interactive.

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

         5.       SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL
                  SUPPLIERS

         The Company maintains its own retail packaging facility for package assembly and distribution to maximize cost effectiveness. The Company relies on its shareholders' factories and other third party subcontractors for manufacturing of its products. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers. The Company has 100% of its products manufactured overseas. Presently, the Company is dependent upon BTC for manufacture of more than 48% of the Company's products. In the last quarter of 2000, the Company signed an agreement with Citrine Group, Ltd. to provide the Company with $8 million in equity investment. The Company believes that this agreement and any potential future agreements will reduce the dependence of the Company upon any one manufacturer and diversifies its manufacturing base across a wider range of products.

         While the Company has identified and has engaged its shareholders' factories to build certain of its products, the company also relies on other third party factories to build similar products. However, the Company believes that if its shareholders' factories experienced manufacturing problems, the Company's business, financial condition, and results of operations would be severely adversely effected, unless the Company could quickly find a replacement supplier. Management of the Company believes that should alternative sources be required, the impact would result in a delay of shipping. While it is difficult to project the extent of this delay, the Company believes that this delay would materially and adversely effect its position in the marketplace. As a result, if the Company could no longer obtain supplies from BTC it would probably be required to pay materially more for its products and its product shipments would be delayed. This would be a material competitive disadvantage for the Company in the marketplace.

         6.       DEPENDENCE ON MAJOR CUSTOMERS

         In calendar 2000, the Company had sales with four major customers that each represent approximately 26% (CompUSA), 19% (Best Buy), 15% (Office Max), and 13% (Circuit City) of net retail sales. Similarly, as of December 31, 2000, the Company had three customers that accounted for 27% (CompUSA), 19% (Best
Buy), and 18% (Circuit City) of accounts receivable.

         In calendar 1999, the Company had sales with three major customers that each represent approximately 32% (Circuit City), 26% (CompUSA), 17% (Office
Max), and one related party customer that represented 16% (Digital Research Technology) of net retail sales. Similarly, as of December 31, 1999, the Company had three customers that accounted for 19% (CompUSA), 17% (Circuit City ), and 12% (Office Max), and two related party customers that accounted for 23% (Hi-Val, Inc., ) and 16% (Digital Research Technologies, Inc.) of total accounts receivable.

         In calendar 1998, the Company had sales with three major customers that each represent approximately 32% (Fry's), 26% (CompUSA) and 17% (Micro Center) of net retail sales. Similarly, as of December 31, 1998, the Company had three customers that accounted for 47% (CompUSA), 25% (Fry's ) and 15% (Electronics Boutique) of total accounts receivable.


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

                  B.       TRADEMARKS

         In the past three years ended December 31, 2000, the Company has invested more than $15 million to build its brand equity in the marketplace. More than $6 million was invested in building the I/OMagic brand, while $9.6 million was booked as an investment to acquire the rights to the Hi-Val and Digital Research Technology brand names. These expenditures have included, but are not limited to, participation in industry trade shows such as Comdex, RetailVision , sales programs, promotional advertisements through national retail outlets, slotting fees which reserve shelf space for the Company's products and participation in various customer marketing programs and events. The Company does not have any registered trademarks at this time.

         Effective December 31, 2000, the Company acquired IOM Holdings, which has the rights to the brand names "Hi-Val" and "Digital Research Technologies" ("DRT"). The amount allocated to trademark is $9,645,679. The Company has begun selling product under the Hi-Val brand in 2001 and has experienced growth consistent with the Company's expectations. The Company's intent is to re-establish this brand during 2001. The Company intends to re-establish the DRT brand at some undetermined time in the future, after the Hi-Val brand is re-established.

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

                  10       RESEARCH AND DEVELOPMENT COSTS.

         The research and development efforts underlying the technology comprising the eventual products sold by the Company are funded by the Company's manufacturers (primarily through its shareholders' factories). Typically, the Company identifies a market or technology trend occurring in the marketplace through consultation with its large retail customers. The Company then provides its Asian manufacturers with the technical specifications or market trends which it has identified. The Asian manufacturers then conduct the actual research and development (in Asia, at their cost) to determine the technical and financial feasibility of the proposed product. The Company does conduct limited research and development in designing driver software providing a user friendly installation, user manual, installation guides, product packaging, marketing literature and market and sales research. The Company estimates that it expended approximately $400,000 in connection with these efforts during the three year period ending December 31, 2000.

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

                  12.      EMPLOYEES

         As of the date hereof, the Company has approximately 108 full-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than 50 additional employees during calendar year 2001. However, the number of Company employees will be based upon overall company performance and economic conditions, which may vary from what is currently anticipated. The Company has hired independent contractors on an "as needed" basis, to develop its web sites and to fill short-term staffing needs such as data entry and product assembly. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2 - PROPERTIES

         Pursuant to the acquisition of IOMH, the Company moved its production, receiving, shipping and administrative operations to a facility in Santa Ana, California of approximately 57,374 square feet which is owned by a majority shareholder. The Company leases the space at a cost of $28,672.50 per month. This lease expires in March, 2010. The Company also leases approximately 22,000 square feet at a facility in Irvine, California, which is used for inventory. The Company leases this space at a cost of $14,287.83 per month. The lease expires in July, 2003.

ITEM 3 - LEGAL PROCEEDINGS

         In April 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit of the Company in a timely fashion and for excessive billing in connection with the 1997 audit. Ernst & Young, LLP counter-claimed to recover fees in connection with the audit. In February 2001, the arbitrator ruled that there was potential liability for both parties. The damages phase of the arbitration is currently scheduled for May 2001.

         In June 2000, lawsuits were filed against the Company in Orange County, California, by Delta Products Corp. and Mitsumi Electronics Corp. in relation to the acquisition of the Hi-Val brand by IOM Holdings and the then proposed acquisition of IOM Holdings by the Company. The Company believes that both lawsuits are without merit and intends to vigorously defend the actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held their annual meeting of shareholders on September 12, 2000. At that meeting and by proxy, a quorum was present and the Company received the following votes on its proposals:

         PROPOSAL                           YES               NO       ABSTAIN  SHARES VOTED     RESULT
         --------                           ---               --       -------  ------------     ------
Election of Board of Directors
         Mr. Tony Shahbaz                   22,381,122        0        0        22,381,122       Yes (100%)
         Mr. Anthony Andrews                22,381,122        0        0        22,381,122       Yes (100%)
         Mr. Young-Hyun Shin                22,381,122        0        0        22,381,122       Yes (100%)
         Mr. Daniel Hou                     22,381,122        0        0        22,381,122       Yes (100%)
         Mr. Steel Su                       22,381,122        0        0        22,381,122       Yes (100%)

Acquisition of IOM Holdings                 22,378,622        2,500    0        22,381,122       Yes (99.99%)

Approval of the Independent Auditors        22,379,722        400      0        22,381,122       Yes (99.99%)

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

     The Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "IOMC.OB". Set forth below is the trading history of the Company's Common Stock without retail mark up, mark-down or commissions:

             ----------------------------------------- ---------------------- --------------------
                               1998                    High                   Low
             ----------------------------------------- ---------------------- --------------------
             Quarter ended
                  March 31                             1 5/8                  0 3/8
                  June 30                              1 1/2                  0 3/8
                  September 30                         1 1/4                  0 7/32
                  December 31                          0 9/16                 0 9/32
             ----------------------------------------- ---------------------- --------------------
                               1999
             Quarter ended
                  March 31                             3 1/8                  0 15/64
                  June 30                              2 5/8                  1 1/2
                  September 30                         2 1/16                 1 3/8
                  December 31                          1 11/16                0 9/16
             ----------------------------------------- ---------------------- --------------------
                               2000
             Quarter ended
                  March 31                             4 3/8                  1 3/16
                  June 30                              3 1/2                  1 3/4
                  September 30                         3                      1 1/2
                  December 31                          1 15/16                0 3/4
             ----------------------------------------- ---------------------- --------------------


         The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

         Except for 10,718,189 free trading shares of which 6,909,749 are subject to management trading lockups, all shares issued by the Company are "restricted securities" within the meaning of Rule 144 under the 1933 Act. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares and sales of shares purchased by holders of options or warrants could have an adverse effect on the market price of the Common Stock.

         (b)      STOCKHOLDERS

         As of December 31, 2000 there are 83 shareholders who currently hold certificates of common stock (approximately 53 of these shareholders hold restricted securities) and 127 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.

         The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

         (C)  RECENT SALES OF UNREGISTERED SECURITIES

         The Company conducted private offerings of its securities during the year ended December 31, 2000. The following is a summary of all offerings of the Company during the year 2000 that were not previously reported in the Company's quarterly reports filed during the year 2000. All offerings were made to accredited investors only. The proceeds from all of the following offerings were utilized to acquire inventory and create brand awareness through various marketing and sales programs.

         In January 2000, the Company entered into a Subscription Agreement with BTC Taiwan where in BTC Taiwan received 6,250,000 shares of restricted Common Stock valued at $0.80 per share in exchange for $5,000,000 in inventory. In offering these shares to BTC Taiwan, the Company relied upon an exemption from registration available under 4(2) of the Securities Act of 1933.

         In March 2000, the Company entered into a Subscription Agreement with BTC Korea where BTC Korea received 632,912 shared of restricted Common Stock valued at $3.16 per share for $2,000,000 cash. In offering these shares to BTC Korea, the Company relied upon an exemption from registration available under 4(2) of the Securities Act of 1933.

         Effective December 2000, the Company entered into a Subscription Agreement with Citrine Group Ltd. wherein Citrine Group Ltd. received 5,112,262 shares of restricted Common Stock valued at $1.56 per share in exchange for $8,000,000 in inventory. In offering these shares to Citrine Group, Ltd., the Company relied upon an exemption available under 4(2) of the Securities Act of 1933

         Effective December 31, 2000, the Company entered into a purchase agreement with IOM Holdings in which 24,000,000 shares of restricted Common Stock were issued to the shareholders of IOM Holdings in exchange for 100% of the issued and outstanding shares of IOM Holdings. In offering these shares to IOM Holdings, the Company relied upon an exemption available under 4(2) of the Securities Act of 1933.

         (d) DIVIDENDS

         The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6-SELECTED FINANCIAL DATA

      The following table presents our selected historical financial data derived from our financial statements. The historical financial data presented herein only summarizes basic data and should be read in conjunction with our financial statements and notes. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes included herewith.


=======================================   ============    ============    ============
                                           Year Ended      Year Ended      Year Ended
                                           December 31,    December 31,    December 31,
                                              2000            1999             1998
- ---------------------------------------   ------------    ------------    ------------
Statement of Operations Data
     Revenue                              $ 62,769,742    $ 37,879,515    $  9,482,674
     (Net Loss)/Net Profit                  (6,410,849)      1,862,798        (338,018)
     (Net Loss)/Net Profit per share             (0.16)           0.06           (0.02)

- ---------------------------------------   ------------    ------------    ------------

Balance Sheet Data
     Current Assets                         43,266,599      22,639,152       5,973,859
     Total Property & Equipment, Net         1,427,772         255,689         133,231
     Total Assets                           53,098,438      22,916,329       6,128,250
     Total Current Liabilities              21,427,889      15,040,366       5,344,407
     Accumulated Deficit                    (8,898,592)     (2,487,743)     (4,350,541)
Stockholder's Equity                        22,659,571       7,875,963         777,120
=======================================   ============    ============    ============


=======================================    =================  =================
                                              Year Ended         Year Ended
                                           December 31, 1997  December 31, 1996
- ---------------------------------------    -----------------  -----------------
Statement of Operations Data
     Revenue                                 $  4,034,701       $  3,967,383
     (Net Loss)/Net Profit                     (1,459,527)          (926,557)
     (Net Loss)/Net Profit per share                (0.12)             (0.10)
- ---------------------------------------      ------------       ------------

Balance Sheet Data
     Current Assets                             1,931,750          2,290,347
     Total Property & Equipment, Net              120,007             61,442
     Total Assets                               2,072,917          2,351,789
     Total Current Liabilities                 11,877,494          1,723,236
     Accumulated Deficit                       (4,012,523)        (2,416,163)
Stockholder's Equity                              875,350            628,553
=======================================      ============       ============

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and financial statements contained herein are for the fiscal years ended December 31, 1998, 1999 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         I/OMagic offers products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1999

         Revenues for the year ended December 31, 2000 ("2000") were $62,769,742 compared to revenues for the year ended December 31, 1999 ("1999") of $37,879,515. The increase in revenues is attributable to: 1) the addition of several significant customers including Office Max in June 1999, Staples in January 2000 and Best Buy in March 2000; 2) an increase in OEM sales in 2000 from 1999; 3) the acquisition of IOM Holdings on December 31, 2000 which was accounted for in a manner similar to a pooling of interests.

         Cost of sales as a percentage of revenues increased from 82.95% ($31,419,783) in 1999 to 84.64% ($53,126,489) in 2000. This was primarily due to increased competition and increased pricing constraints from customers which resulted in lower gross margin.

         The Company "wrote-down" $51,000 in inventory in 1999 and $1,084,205 of its inventory in 2000. In 2000, the Company "wrote-down" to market some inventory from the acquisition of IOM Holdings and some inventory received from a related party as payment on accounts receivable. Once a product is shipped by the Company to the customer, then the Company is typically obligated to provide price protection or accept returned products which are unsold by the retail customer. The term "price protection" refers to an agreement between the Company and the retailer that in the event the market price for a particular item of inventory declines during a period of time, then the Company shall either accept a return of this item or reduce the cost charged by the Company to the retailer in order to allow the retailer to maintain its profit margin. Price protection is typically not incorporated into any formal agreement between the Company and the retailer, rather it is an industry method of conducting business. The Company then attempts to resell this returned inventory to another customer. If the Company has not yet accepted delivery of a product from its overseas manufacturer, then the manufacturer is responsible for all price reductions and obsolescence of such inventory.

         Operating expenses as a percentage of revenues increased from 13.35% ($5,505,716) in 1999 to 19.26% ($12,090,416) in 2000. This percentage increase is primarily due to the treatment of the IOM Holdings acquisition as a pooling of interests and thus redundant general and administrative expenses. The Company believes that in 2001 it will achieve efficiencies as redundant expenses are reduced and thus operating expenses as a percentage of sales will decrease. In addition, $1,446,852 resulted from the non-cash amortization of trademarks, which alone was 2.31% of revenues.

         Selling, marketing and advertising expenses in 1999 were $2,513,612 (6.64% of revenues) and in 2000 were $4,144,990 (6.60% of revenues).

         General and administrative expenses in 1999 were $2,490,272 (6.57% of revenues) and in 2000 were $6,276,761 (10.00% of revenues). The increase on a percentage basis is primarily due the treatment of the IOM Holdings acquisition as a pooling of interests and thus redundant general and administrative expenses. The Company believes that in 2001 it will achieve efficiencies as redundant expenses are reduced and thus operating expenses as a percentage of sales will decrease.

         Depreciation and amortization increased from $51,832 (0.14% of revenues) in 1999 to $1,668,665 (2.66% of revenues) in 2000, primarily due to $1,446,852 in trademark amortization and depreciation and amortization of IOM Holdings.

         Other income (expenses) decreased from $30,256 (0.08% of revenues) income in 1999 to $4,963,286 expense (7.91% of revenues) in 2000. This was primarily due to forgiveness of amounts due from related party of $3,802,917 and interest expense of $1,272,079.

         Income taxes benefit for 1999 is due to prior year loss carryforward and allowances for price protection. Income taxes benefit for 2000 is due to current year loss.

         The Company had an increase in revenues and receivables in 2000 compared with 1999. The "pre-acquisition" I/OMagic had a $294,980 income from operations. However, the Company incurred an operating loss of $2,744,257 from the acquisition of IOM Holdings (due to pooling of interests), of which $1,446,852 was non-cash trademark amortization. The Company had $1,272,079 interest expense, primarily in relation to the line of credit inherited in the acquisition. The Company had a one-time charge of $3,802,917 for forgiveness of amounts due from related party. The effect of the above items resulted in a consolidated net loss of $6,410,849 for the year. In addition, the Company experienced a slowdown in revenues in the fourth quarter, which it believes is tied to the slowdown in the national economy. The Company believes that this slowdown will continue into at least the first quarter of 2001, and thus may adversely affect the first quarter net income. If the economic downturn continues beyond the first quarter, then the Company's net income may also be adversely affected beyond the first quarter.

           The Company's backlog at December 31, 2000 was $1,348,180 versus a backlog at December 31, 1999 of $2,635,785.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1998

         Revenues for the year ended December 31, 1999 ("1999") were $37,879,515 compared to revenues for the year ended December 31, 1998 ("1998") of $9,482,674. The increase in revenues is attributable to: 1) the addition of several significant customers including CompUSA in June 1998, Circuit City in March 1999 and Office Max in June 1999; 2) an increase in OEM sales in 1999 from 1998.

         Cost of sales as a percentage of revenues decreased from 83.60% ($7,927,553) in 1998 to 82.95% ($31,419,757) in 1999. This was primarily due to a smaller percentage reduction in revenues due to rebates in 1999 versus 1998 offset by an increase in lower gross margin OEM sales from $529,946 in 1998 to $6,454,476 in 1999 and higher freight expenses in 1999.

         The Company "wrote-down" $54,842 in inventory in 1998 and $51,000 of its inventory in 1999. Once a product is shipped by the Company to the customer, then the Company is typically obligated to provide price protection or accept returned products which are unsold by the retail customer. The term "price protection" refers to an agreement between the Company and the retailer that in the event the market price for a particular item of inventory declines during a period of time, then the Company shall either accept a return of this item or reduce the cost charged by the Company to the retailer in order to allow the retailer to maintain its profit margin. Price protection is typically not incorporated into any formal agreement between the Company and the retailer, rather it is an industry method of conducting business. The Company then attempts to resell this returned inventory to another customer. If the Company has not yet accepted delivery of a product from its overseas manufacturer, then the manufacturer is responsible for all price reductions and obsolescence of such inventory.

         Operating expenses as a percentage of revenues decreased from 22.61% ($2,144,332) in 1998 to 13.35% ($5,055,716) in 1999. This percentage decrease is primarily due to the fixed cost nature of the majority of operating expenses. In summary, as revenues increase, the general and administrative expenses decrease as a percentage of revenues.

         Selling, marketing and advertising expenses in 1998 were $880,942 (9.29% of revenues) and in 1999 were $2,513,612 (6.64% of revenues).

         General and administrative expenses in 1998 were $1,224,669 (12.91% of revenues) and in 1999 were $2,490,272 (6.57% of revenues). The decrease on a percentage basis is primarily due to many general and administrative expenses being indirect and thus increasing at a far smaller percentage than the increase in revenues.

         Depreciation and amortization increased from $38,721 (0.41% of revenues) in 1998 to $51,832 (0.14% of revenues) in 1999.

         Other income decreased from $251,993 (2.66% of revenues) income in 1998 to $30,256 income (0.08% of revenues) in 1999.

         Income taxes for 1998 represent minimum state income taxes due to the Company's loss position for the year. Income taxes for 1999 are comprised of $106,000 current federal and state tax liabilities offset by the recognition of net deferred tax assets totaling $651,000. In addition, income taxes include the tax impact related to the exercise of certain non-qualified stock options which totaled $116,500 for 1999. The deferred tax asset recorded for 1999 is comprised of future tax benefits related to primarily reserves, allowances for doubtful accounts, sales returns, and price protection; and accrued compensation. The deferred tax assets is recorded net of deferred liabilities, net of a valuation allowance for certain assets that are not expected to be realized.

         The Company had an increase in revenues and receivables in 1999 compared with 1998 and experienced net income of $1,862,798 for the year ended December 31, 1999 as compared to net loss of $338,018 for the year ended December 31, 1998.

           The change to profitability is due to the addition of CompUSA in mid-1998,Circuit City and Office Max in 1999, expansion of marketing activities, improved product costs and the fact that the operating expenses did not increase at the same rate as sales.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product (see "Private Placement Offerings"). The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers. Borrowings under these arrangements provides the Company with interest free trade credit.

         The Company currently has an $11 million asset based line of credit with Finova Capital. However, due to Finova's recent financial difficulties, the Company is currently in the process of replacing this line with a new lending source. As of the date of this filing, the borrowings under this line were approximately $6.6 million. The Company believes that its current cash flow from operations, the amounts available under its existing vendor lines of credit and its asset based line of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

         For the year ended December 31, 2000 the Company had a net increase in cash relative to December 31, 1999 in the amount of $1,559,024. This was due to cash provided by financing activities of $1,905,978 offset by cash used in operating activities of $126,712 and cash used in investing activities of $220,242. Cash provided by financing activities was primarily provided by the proceeds from the issuance of stock. Cash used for investing activities was for leasehold improvements, furniture and computer equipment.

         For the year ended December 31, 1999 the Company had a net increase in cash relative to December 31, 1998 in the amount of $540,618. This was primarily due to cash flow from operating activities of $863,550, offset by cash used for investing activities of $174,290 and cash used for financing activities of $148,642. Cash used for investing activities was for leasehold improvements, furniture and computer equipment. Cash used for financing activities was primarily for payment on notes payable ($250,000) offset by proceeds from exercise of warrants ($107,145).

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

ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's operating results in the past, and may in the future, be affected by various risk factors, many of which are beyond the Company's control. Except for the historical information contained herein, the matters set forth herein (including statements using the words or phrases "will", "we believe will", "going to", "anticipate", "plan", or other similar words or phrases, and including any guidance on future products, future marketing efforts, and future revenues, margins, expenses, and earnings) are forward-looking statements that are subject to certain assumptions, risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such assumptions, risks and uncertainties include, among others: potential fluctuations in the value and liquidity of the Company's inventory suppliers; potential fluctuations in quarterly results due to the seasonality of the Company's business and the difficulty of projecting such fluctuations; reductions in the market value of products sold by the Company, including increases in supply or declines in demand for products sold by the Company; the short product cycles that characterize most of the Company's products; economic downturns which may affect demand from the Company's customers; potential new competing products from competitors; and other unknown risk factors. You are urged to carefully consider these factors as well as other information contained in the Company's other periodic reports and documents filed with the SEC. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


PART III - OTHER INFORMATION

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with its accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv)(B) through (E).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

              Name                  Age                                         Position
     -------------------------      ---               --------------------------------------------------------------
                                                      C
     Tony Shahbaz                   38                Chairman, President, Chief Executive Officer, Secretary, Chief Financial
                                                      Officer
     Daniel Hou                     51                Director
     Anthony Andrews                38                Vice President, Director of Engineering, Director
     Steel Su                       49                Director
     Daniel Yao                     44                Director
     Young-Hyun Shin                47                Director


MR. TONY SHAHBAZ, CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, CHIEF FINANCIAL OFFICER, is the Company's founder. In addition, he has played a key role in developing the Company's multimedia strategy. Mr. Shahbaz has approximately 20 years experience in the PC industry. He was employed by Western Digital Corporation from September 1986 to March 1993. At Western Digital Corporation, he held several positions including Vice President of Worldwide Sales for Western Digital Paradise, and Regional Director of Asia Pacific Sales and Marketing Operations. While at Western Digital Paradise's business unit, he established a multichannel world wide retail distribution structure, with a full line of multimedia products. As Regional Director of Asia Pacific Sales, he managed two of the company's wholly owned subsidiaries that developed the Asian markets for the Company's products. Since 1993 Mr. Shahbaz has been the president of I/OMagic Corporation. Prior to his positions with Western Digital, he held management positions with Tandon Corporation and Lapin Technology, in the marketing and sales divisions of these companies.

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

MR. ANTHONY ANDREWS, VICE PRESIDENT, DIRECTOR OF ENGINEERING, joined the Company in February 1994. Mr. Andrews has over 15 years of experience in the computer industry. His background includes product and software design, with his most recent position as Principal Engineer at Western Digital Corporation from March 1988 to February 1994. As Principal Engineer, he pioneered the development of portable notebook designs for companies such as IBM and AST. He also played a lead role in developing power management features that are being commonly used in the industry today. Mr. Andrews has his own software design company which has developed embedded system designs as well as game software. Mr. Andrews works closely with the Company's sales channels to identify product/market opportunities for the Company. He is responsible for bringing products from concept to market launch. This includes sourcing manufacturers for hardware, developing any necessary software, and packaging designs and specification sheets. He received a Bachelor of Science in Math and Computer Science from the University of California at Los Angeles.

MR. STEEL SU, DIRECTOR, founded BTC and Behavior Design Corporation more than eighteen years ago. Mr. Su currently holds the following positions: Behavior Design Corporation, Chairman; GenNet Technology Corp. Ltd., Chairman; Emprex Technologies Corp., Chairman; Cybernetic Generator Corp., Chairman; Main Tek, Inc., Chairman; ATOP Technologies, Inc., Director; Behavior Tech Computer Corp., Chairman; Behavior Tech Computer (USA) Corp., Chairman; Behavior Tech Computer Affiliates, N.V., Chairman; BTC Korea Co. Ltd., Director; Arescom, Inc., Director; and Aurora Systems Corp., Director. He has the following education:
Ching Yuar Christian University, Electronic Engineering Department; National Taiwan University, Graduate Institute of International Business, Department of International Business; The Graduate School of Business, Stanford University, Stanford Executive Program 1992; and Massachusetts Institute of Technology, Sloan School of Management, Entrepreneurship Development Program 2000.

DANIEL YAO, DIRECTOR, was appointed to the board of directors effective February, 2001. Since January 2000, Mr. Yao has served as a Senior Investment Consultant for Ritek Corporation. From 1998 to 2000, he was Senior Vice President of Core Pacific Securities Corporation. From 1996 to 1998, he was Executive Vice President for ABN Ambro Bank in Taiwan. Mr. Yao is a Director of Ritek Display Corporation and Vice-Chairman of Rifull Venture Capital. Mr. Yao received is MBA from the University of Rochester, New York in 1984.

MR. YOUNG-HYUN SHIN, DIRECTOR, has been the Chief Executive Officer of BTC Korea Co., Ltd. From March 1988 through the present. He received a degree in electronics from Yonsei University in 1979. Mr. Shin resides in Korea.

There is no family relationship between any of the directors or officers of the Company.

         (b)      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
                  OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11-EXECUTIVE COMPENSATION

         (A)      SUMMARY COMPENSATION

     Set forth below is a summary of compensation for the Company's officers for fiscal years 2000, 1999 and 1998.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.

                           SUMMARY COMPENSATION TABLE

- -----------------------------------------------------------------------------------------------------------------------------
                                                                         Long Term Compensation
                                  Annual Compensation                            Awards              Payouts
                                  -------------------                    ----------------------      -------
                                                             Other
Name                                                         Annual      Restricted
and                                                          Compen-     Stock        Options        LTIP       All Other
Principal Position      Year     Salary       Bonus          sation      Awards       SARs           Payouts    Compensation
- --------------------- -------- ------------ -------------- ----------- ------------ -------------- ---------- ---------------
Tony Shahbaz            2000     $140,000     -0-                                     860,000 (3)               6,000 (auto)
CEO, President,         1999     $140,000     165,396        -0-                                                6,000 (auto)
Secretary & CFO         1998     $140,000      11,500 (1)    -0-                      300,000 (2)               6,000 (auto)

Anthony Andrews         2000     $74,901      10,000         -0-         -0-          200,000 (4)     -0-          -0-
Vice President          1999     $74,286      -0-            -0-         -0-           -0-            -0-          -0-
                        1998     $70,269      3,000          -0-         -0-           -0-            -0-          -0-

- -----------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Shahbaz received a bonus of $11,500 for the design sale of a modem to Hewlett-Packard in May 1998.
     (2) On January 2, 1998 the Company issued 300,000 options to purchase common stock of the Company at an exercise price of $1.13 for a term of five years to Mr. Shahbaz under the Company's 1998 Incentive and Nonstatutory Stock Option Plan.
     (3) On January 24, 2000, the Company issued 560,000 options to Mr. Shahbaz to purchase common stock of the Company at an exercise price of $2.00 per share under the Company's 2000 Incentive and Nonstatutory Stock Option Plan. The Company also issued 300,000 options to purchase common stock at an exercise price of $2.06 per share to Mr. Shahbaz under the 2000 Incentive and Nonstatutory Stock Option Plan.
     (4) On January 24, 2000, Mr. Andrews was granted 100,000 shares at an exercise price of $2.00 per share, 50,000 at $2.06 per share and 50,000 at $2.25 per share pursuant to the 2000 Incentive and Nonstatutory Stock Option Plan.

         (b)      EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Tony Shahbaz, its President, Chief Executive Officer, Secretary, and Chief Financial Officer on October 25, 1993 pursuant to which the Company has agreed to pay Mr. Shahbaz an annual salary of $140,000 per year payable in twelve equal payments on the first day of each month. The agreement provides for a bonus based on the "net profits" of the Company as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7%. $165,396 bonus was paid in April 2000 for the year 1999. No bonus is to be paid for the year ended December 31, 2000.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 12-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Report by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

NAME                                            NUMBER OF SHARES(1)             PERCENTAGE BENEFICIALLY OWNED(2)
- ----                                            ----------------                -----------------------------------
Tony Shahbaz(3)                                     35,850,417                             51%
Anthony Andrews(3) (4)                                 230,000                              *
Daniel Hou(3)(2)                                        35,000                              *
Hou Electronics Inc.(3)                              2,000,000                              6%
Steel Su                                             6,200,000                              9%
BTC Korea                                            7,232,912                             10%
Citrine Group Ltd.                                   5,112,262                            7.3%
All officers and directors as a group (4 persons)   42,315,417                             71%

- ---------------

     *    Less than one percent

     1 Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. The numbers of shares reflected above are those outstanding as of December 31, 2000.

     2 The percentages are based on 70,117,791 shares outstanding on a fully diluted basis as of December 31, 2000.

     3 c/o Company's address: 1300 Wakeham, Santa Ana, California 92705. 18,356,340 of these shares are held in the name of Susha, LLC, a California LLC. Susha was created as a holding company to hold certain securities contributed by BTC and Mr. Shahbaz. While Mr. Shahbaz has voting and investment power associated with the shares held by Susha, 50% of all financial benefits derived from the shares held by Susha are for the benefit of BTC and 50% of the financial benefits derived from the shares held by Susha are for the benefit of Mr. Shahbaz. 8,250,000 of these shares are held in the name of Susha, LLC a Nevada LLC. Susha Nevada was created as a holding company to hold certain securities contributed by BTC and Mr. Shahbaz. While Mr. Shahbaz has voting and investment power associated with the shares held by Susha, 50% of all financial benefits derived from the shares held by Susha are for the benefit of BTC and 50% of the financial benefits derived from the shares held by Susha are for the benefit of Mr. Shahbaz. The remainder consists of 7,534,077 shares held in Mr. Shahbaz' name and options to purchase an additional 1,210,000 shares which include 500,000 options to purchase shares in the name of Fedra Shahbaz, wife of Mr. Shahbaz.

     4 Including 200,000 options to purchase common stock granted to Mr. Andrews and 3,000 options granted to Ms. Nancy Andrews.

     5 Pursuant to a written agreement, Hou Electronics, Inc. has a Board seat on the Board of Directors of the Company.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     On January 4, 2000, I/OMagic entered into a subscription agreement with Behavior Technology Corporation Taiwan ("BTC Taiwan"). In this transaction, BTC Taiwan contributed $5,000,000 worth of inventory in exchange for 6,250,000 shares of restricted Common Stock of I/Omagic.

     On March 7, 2000, I/OMagic entered into a subscription agreement with Behavior Technology Corporation Korea ("BTC Korea"). In this transaction, BTC Korea purchased 632,912 shares of Common Stock for $2,000,000.

     On December 10, 2000, I/OMagic entered into a subscription agreement with Citrine Group, Ltd. In this transaction, Citrine contributed $8,000,000 worth of inventory in exchange for 5,112,262 shares of Common Stock.

      On December 31, 2000, the Company acquired all of the common stock of IOM Holdings in exchange for 24 million shares of common stock of the Company. The stock of IOM Holdings was held by Mr. Tony Shahbaz, Mr. Steel Su and BTC Korea. Mr. Shahbaz and Mr. Su each received 9.6 million shares of the Company in exchange for their shares of IOM Holdings. BTC Korea received 4.8 million shares.

      At December 31, 2000, Mr. Shahbaz and Mr. Su had outstanding personal obligations which were satisfied by transferring 7.3 million of the shares they received in this transaction. These personal obligations included obligations to BTC Korea in which they received 2.7 million shares. After payment of these obligations, Mr. Shahbaz and Mr. Su netted 5.95 million shares each of the 9.6 million shares transferred in the IOM Holdings transaction. The remaining shares issued by the Company were used to satisfy creditors of IOM Holdings. The acquisition of IOM Holdings by the Company was approved by the vote of the shareholders at the annual shareholders meeting held on September 12, 2000.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (A)         EXHIBITS

2.1 Acquisition Agreement by and between I/OMagic Corporation and IOM Holdings dated December 31, 2000.

3.1 Articles of Incorporation of Asian-Inter American Development Corporation, dated October 20, 1992*

3.2 Certificate of Amendment to Articles of Incorporation of Asian-Inter American Development Corporation changing name to Silvercrest International, Inc., dated August 30, 1993*

3.3 Restated Articles of Incorporation of Silvercrest International, Inc., dated January 10, 1996*

3.4 Certificate of Amendment to the Articles of Incorporation of Silvercrest International, Inc. changing name to I/OMagic Corporation, Inc. dated March 19, 1996*

3.5 Bylaws of Asian-Inter American Development Corporation, dated October 20, 1992, adopted by I/OMagic Corporation, Inc.*

3.6      Amendment to the Bylaws of I/OMagic Corporation, Inc. dated November
         13, 1996*

3.7      Certificate of Amendment of Articles of Incorporation dated January 12,
         2000

4.1      Certificate of Designation of Preferred Stock, dated October 31, 1996*

4.2 Amended and Restated Certificate of Designation of Series A Cummultative Preferred Stock, dated December 29, 2000

4.3      Certificate of Designation of Series B Preferred Stock, dated January
         12, 2001

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

10.6 Macola Software Agreement between I/OMagic Corporation and Enterprise Wide Computing, Inc., dated October 13, 1997*

10.7     BTC Acquisition Agreement, dated February 3, 1999*

10.8     Lease Agreement by and between I/OMagic Corporation and Autry
         Properties.*

10.9 I/OMagic Corporation 1996 Incentive and Nonstatutory Stock Option Plan dated February 1, 1996.*

10.10 I/OMagic Corporation 2000 Incentive and Nonstatutory Stock Option Plan dated January 24, 2000.

21       Subsidiaries of the Company

- ---------------------------
* Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on January 11, 2000.

(B)      REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       I/OMAGIC CORPORATION


                                       /s/ Tony Shahbaz
                                       -----------------------------------------
                                       By:   Tony Shahbaz
                                       Its:  Chief Executive Officer, President
                                             Secretary and Chief Financial
                                             Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                            Date
- ---------                                 -----                                            ----
/s/ Tony Shahbaz                    Chief Executive Officer, President                  April 2, 2001
- -------------------                 Secretary and Chief Financial Officer
Tony Shahbaz



/s/ Tony Andrews                    Vice President                                      April 2, 2001
- -------------------
Anthony Andrews

                              I/O MAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999, AND 1998
















IO Magic Corporation Dec00 Aud     #3845

                              I/O MAGIC CORPORATION
                                 AND SUBSIDIARY
                                    CONTENTS
                                DECEMBER 31, 2000

- --------------------------------------------------------------------------------


                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       2 - 3

     Consolidated Statements of Operations                               4

     Consolidated Statements of Stockholders' Equity                   5 - 7

     Consolidated Statements of Cash Flows                             8 - 10

     Notes to Consolidated Financial Statements                       11 - 37

SUPPLEMENTAL INFORMATION

     Report Of Independent Certified Public Accountants
         On Financial Statement Schedules                               38

     Valuation and Qualifying Accounts - Schedule II                    39


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
I/O Magic Corporation and subsidiary
Santa Ana, California


We have audited the accompanying consolidated balance sheets of I/O Magic Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/O Magic Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2001

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,

- --------------------------------------------------------------------------------


                                     ASSETS

                                                              2000          1999
                                                          -----------   -----------
CURRENT ASSETS
     Cash and cash equivalents                            $ 3,502,546   $ 1,943,522
     Accounts receivable, net of allowance for doubtful
         accounts of $2,106,518 and $71,193                18,109,794    10,115,350
     Accounts receivable from related parties                  84,710     6,561,738
     Inventory, net                                         6,783,715     2,841,542
     Inventory in transit                                  13,011,000       476,880
     Current portion of deferred income taxes               1,556,000       651,000
     Income tax receivable                                     34,311          --
     Prepaid expenses and other current assets                184,523        49,120
                                                          -----------   -----------

              Total current assets                         43,266,599    22,639,152

PROPERTY AND EQUIPMENT, net                                 1,427,772       255,689
TRADEMARK, net of accumulated amortization
     of $1,446,852 and $0                                   8,198,827          --
DEFERRED INCOME TAXES, net of current portion                 165,000          --
OTHER ASSETS                                                   40,240        21,488
                                                          -----------   -----------

                      TOTAL ASSETS                        $53,098,438   $22,916,329
                                                          ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,

- --------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                2000            1999
                                                                            ------------    ------------
CURRENT LIABILITIES
     Line of credit                                                         $  6,996,969    $       --
     Current portion of capital lease obligations                                 27,121           1,144
     Accounts payable and accrued expenses                                    12,171,712       9,067,600
     Reserves for customer returns and allowances                              2,232,087       1,145,568
     Income taxes payable                                                           --           106,000
     Due to related parties                                                         --         4,720,054
                                                                            ------------    ------------

         Total current liabilities                                            21,427,889      15,040,366

CAPITAL LEASE OBLIGATIONS, net of current portion                                 10,978            --
                                                                            ------------    ------------

              Total liabilities                                               21,438,867      15,040,366
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
     10,000,000 shares authorized, $0.001 par value
         Series A, 1,000,000 shares authorized
              875,000 shares issued and outstanding                                  875            --
         Series B, 1,000,000 shares authorized
              250,000 shares issued and outstanding                                  250            --
     Additional paid-in capital                                                8,998,875            --
                                                                            ------------    ------------

                  Total redeemable convertible preferred stock                 9,000,000            --
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY
     Class A common stock, $0.001 par value 100,000,000 shares authorized
         67,917,791 and 32,307,039 shares issued and
              outstanding                                                         67,918          32,309
     Additional paid-in capital                                               31,493,345      10,511,897
     Deferred compensation                                                        (3,100)        (15,500)
     Treasury stock, 0 and 550,000 shares, at cost                                  --          (165,000)
     Accumulated deficit                                                      (8,898,592)     (2,487,743)
                                                                            ------------    ------------

                  Total stockholders' equity                                  22,659,571       7,875,963
                                                                            ------------    ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 53,098,438    $ 22,916,329
                                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                                                         2000            1999            1998
                                                     ------------    ------------    ------------
NET SALES                                            $ 62,769,742    $ 37,879,515    $  9,482,674

COST OF SALES                                          53,126,489      31,419,757       7,927,553
                                                     ------------    ------------    ------------

GROSS PROFIT                                            9,643,253       6,459,758       1,555,121
                                                     ------------    ------------    ------------

OPERATING EXPENSES
     Selling, marketing, and advertising                4,144,990       2,513,612         880,942
     General and administrative                         6,276,761       2,490,272       1,224,669
     Depreciation and amortization                      1,668,665          51,832          38,721
                                                     ------------    ------------    ------------

         Total operating expenses                      12,090,416       5,055,716       2,144,332
                                                     ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (2,447,163)      1,404,042        (589,211)
                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                       59,600          16,087          17,232
     Interest expense                                  (1,272,079)        (13,994)        (16,674)
     Forgiveness of amounts due from related party     (3,802,917)           --              --
     Income from related party                               --            24,000            --
     Other income                                          52,110           4,163         251,435
                                                     ------------    ------------    ------------

         Total other income (expense)                  (4,963,286)         30,256         251,993
                                                     ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT
     FROM) INCOME TAXES                                (7,410,449)      1,434,298        (337,218)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                (999,600)       (428,500)            800
                                                     ------------    ------------    ------------

NET INCOME (LOSS)                                    $ (6,410,849)   $  1,862,798    $   (338,018)
                                                     ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $      (0.16)   $       0.06    $      (0.02)
                                                     ============    ============    ============

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING              39,448,410      31,757,039      14,130,105
                                                     ============    ============    ============

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING            39,448,410      31,880,921      14,130,105
                                                     ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                               Class a Common Stock   Additional                Deferred
                              -----------------------   Paid-In  Subscriptions   Compen-     Treasury   Accumulated
                                Shares       Amount     Capital   Receivable     Sation        Stock      Deficit       Total
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------
BALANCE, DECEMBER 31, 1997     13,753,950 $    13,754 $ 5,245,154 $  (330,735) $   (40,300) $      --   $(4,012,523) $   875,350
ISSUANCE OF COMMON STOCK
   IN CONNECTION WITH THE
   EXERCISE OF WARRANTS AND
   STOCK OPTIONS                1,105,596       1,106      24,445                                                         25,551
PAYMENT RECEIVED IN 1998 IN
   THE FORM OF INVENTORY                                              324,240                                            324,240
PAYMENT RECEIVED IN 1998 IN
   THE FORM OF LEGAL SERVICES                                           6,495                                              6,495
COMMON STOCK ISSUED FOR
   SERVICES                        20,000          20       7,480                                                          7,500
AMORTIZATION OF DEFERRED
   COMPENSATION                                                                     12,400                                12,400
COMMON STOCK PURCHASED
   FOR CASH                                                                                    (165,000)                (165,000)
WARRANTS ISSUED FOR LEGAL
   AND CONSULTING SERVICES                                 28,602                                                         28,602
NET LOSS                                                                                                   (338,018)    (338,018)
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------
BALANCE, DECEMBER 31, 1998     14,879,546      14,880   5,305,681         --       (27,900)    (165,000) (4,350,541)     777,120
ISSUANCE OF COMMON STOCK
   IN CONNECTION WITH THE
   EXERCISE OF WARRANTS AND
   STOCK OPTIONS                  760,826         762     106,383                                                        107,145
COMMON STOCK ISSUED FOR
   INVENTORY                   16,666,667      16,667   4,983,333                                                      5,000,000


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                               Class a Common Stock   Additional                Deferred
                              -----------------------   Paid-In  Subscriptions   Compen-     Treasury   Accumulated
                                Shares       Amount     Capital   Receivable     Sation        Stock      Deficit       Total
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------
AMORTIZATION OF DEFERRED
   COMPENSATION                           $           $           $            $    12,400  $           $            $    12,400
TAX BENEFIT RELATED TO THE
   EXERCISE OF NON-STATUTORY
   STOCK OPTIONS                                          116,500                                                        116,500
NET INCOME                                                                                                1,862,798    1,862,798
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------
BALANCE, DECEMBER 31, 1999     32,307,039      32,309  10,511,897        -         (15,500)    (165,000) (2,487,743)   7,875,963

ISSUANCE OF COMMON STOCK
   IN CONNECTION WITH THE
   EXERCISE OF WARRANTS            82,858          82      52,933                                                         53,015
COMMON STOCK ISSUED FOR
   INVENTORY                   11,362,262      11,362  12,988,638                                                     13,000,000
COMMON STOCK ISSUED FOR
   CASH                           632,912         633   1,999,367                                                      2,000,000
COMMON STOCK ISSUED FOR
   LEGAL SERVICES                  40,000          40      59,960                                                         60,000
COMMON STOCK ISSUED FOR
   SERVICES RENDERED               42,720          42                                                                         42
TREASURY STOCK RETIRED           (550,000)       (550)   (164,450)                              165,000                      -
COMMON STOCK ISSUED IN
   CONNECTION WITH THE
   ACQUISITION OF IOM
   HOLDINGS, INC.              24,000,000      24,000   5,976,000                                                      6,000,000
AMORTIZATION OF DEFERRED
   COMPENSATION                                                                     12,400                                12,400

   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                               Class a Common Stock   Additional                Deferred
                              -----------------------   Paid-In  Subscriptions   Compen-     Treasury   Accumulated
                                Shares       Amount     Capital   Receivable     Sation        Stock      Deficit       Total
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------
TAX BENEFIT RELATED TO THE
   EXERCISE OF NON-STATUTORY
   STOCK OPTIONS                          $           $    69,000 $            $            $           $            $    69,000
NET LOSS
                                                                                                         (6,410,849)  (6,410,849)
                              ----------- ----------- ----------- -----------  -----------  ----------- -----------  -----------

BALANCE, DECEMBER 31, 2000     67,917,791 $    67,918 $31,493,345 $         -  $    (3,100) $         - $(8,898,592) $22,659,571
                              =========== =========== =========== ===========  ===========  =========== ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                                                             2000          1999            1998
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $(6,410,849)   $ 1,862,798    $  (338,018)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
         Depreciation and amortization                       221,813         51,832         38,721
         Amortization of trademark                         1,446,852           --             --
         Amortization of deferred compensation                12,400         12,400         12,400
         Provision for allowance for doubtful accounts       212,993         24,821       (192,238)
         Reserves for customer returns and
           allowances                                      1,086,519        922,189         20,347
         Provision for obsolete inventory                    575,722          3,363         85,644
         Forgiveness of amounts due from related
           party                                           3,802,917           --             --
         Interest imputed on notes payable                   477,181           --             --
         Provision for deferred income taxes              (1,070,000)      (651,000)          --
         Compensation in connection with stock
           options and warrants granted                         --             --           28,602
         Note payable to related party                          --         (345,500)          --
         Issuance of common stock for services                  --             --            7,500
         Tax effect of exercised options                      69,000        116,500           --
     (Increase) decrease in
       Accounts receivable                                (5,219,800)    (6,363,758)    (2,992,319)
       Accounts receivable from related parties            4,342,607     (6,561,738)          --
       Inventory                                           3,853,216      2,412,050        108,089
       Prepaid expenses and other current assets            (135,403)        11,588        (31,115)
       Due from related party                             (2,108,220)          --             --
       Other assets                                          (18,752)          (328)          --
     Increase (decrease) in
       Accounts payable and accrued expenses               3,774,351      7,526,956      1,097,481
       Income taxes payable                                 (140,311)       106,000           --
       Due to related parties                             (4,898,948)     1,735,377      2,984,677
                                                         -----------    -----------    -----------

Net cash provided by (used in) operating activities         (126,712)       863,550        829,771
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (220,242)      (174,290)       (51,945)
                                                         -----------    -----------    -----------

Net cash used in investing activities                       (220,242)      (174,290)       (51,945)
                                                         -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                                                          2000          1999            1998
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                   $   118,634    $      --      $      --
   Payments on capital lease obligations                  (17,804)        (5,787)        (5,960)
   Advances due to related parties                           --             --         (192,982)
   Proceeds from (payments on) notes payable             (247,909)      (250,000)       250,000
   Purchase of treasury stock                                --             --         (165,000)
   Proceeds from issuance of stock                      2,000,000           --             --
   Proceeds from exercise of warrants                      53,057        107,145         25,551
                                                      -----------    -----------    -----------

Net cash provided by (used in) financing activities     1,905,978       (148,642)       (88,391)
                                                      -----------    -----------    -----------

Net increase in cash and cash equivalents               1,559,024        540,618        689,435

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            1,943,522      1,402,904        713,469
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                $ 3,502,546    $ 1,943,522    $ 1,402,904
                                                      ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   INTEREST PAID                                      $   794,898    $    13,994    $     2,299
                                                      ===========    ===========    ===========

   INCOME TAXES PAID                                  $    27,500    $       800    $       800
                                                      ===========    ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

- -    Received $5,000,000 in inventory for 6,250,000 shares of common stock.

- -    Received $8,000,000 in inventory for 5,112,262 shares of common stock.

- -    Received $5,011,000 in inventory and a reduction in accounts payable of
     $989,000 for 125,000 shares of IOM Holdings, Inc., which were later converted into 4,800,000 shares of I/O Magic Corporation.

- -    Received $1,003,413 in inventory in exchange for a reduction in accounts receivable of the same amount.

- -    Issued 1,125,000 shares of preferred stock in exchange for $9,000,000 of debt.

- -    Received $60,000 in legal services for 40,000 shares of common stock.

- -    Cancelled 550,000 shares of treasury stock outstanding totaling $165,000.

- -    Issued 24,000,000 shares of common stock in exchange for 100% of the issued and outstanding shares of IOM Holdings, Inc.


   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended December 31, 1999, the Company entered into the following non-cash transactions:

- -    Received $5,000,000 in inventory for 16,666,667 shares of common stock.
- -    Reflected the reduction of a related party note payable as a reduction to cost of sales of $345,500.

During the year ended December 31, 1998, the Company entered into the following non-cash transactions:

- -    Received $324,240 in inventory subscribed during the year ended December
     31, 1997.
- -    Received $6,495 in legal services subscribed during the year ended December
     31, 1997.



   The accompanying notes are an integral part of these financial statements.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BUSINESS

         I/O Magic Corporation ("I/O Magic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.

         In March 1996, I/O Magic Corporation, a California corporation ("I/O Magic California"), originally incorporated on September 30, 1993, entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Pursuant to the Acquisition Agreement, Silvercrest acquired all of the outstanding stock of I/O Magic California totaling 6,570,583 shares in exchange for an aggregate 6,570,583 shares of newly issued common stock. In connection with the Acquisition Agreement, I/O Magic issued 624,704 shares of common stock. For accounting purposes, the acquisition has been treated as a recapitalization of I/O Magic California, with I/O Magic California as the accounting acquirer (reverse acquisition). The reverse acquisition was recorded at the historical cost of I/O Magic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company listed on NASDAQ's over-the-counter market with dormant operations and no assets or liabilities. Silvercrest subsequently changed its name to I/O Magic Corporation, a Nevada corporation.

         ACQUISITIONS

         HI-VAL, INC.
         On March 29, 2000, IOM Holdings, Inc. ("IOMH") acquired certain assets of Hi-Val, Inc. ("Hi-Val") for the benefit of Hi-Val's creditors pursuant to Section 493.010 of the California Code of Civil Procedures. The purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest. The purchase price was paid as follows: (i) $6,878,335 through the revolving line of credit, (ii) $7,000,000 notes payable at 0% interest (imputed to $6,522,819 based on 9.5% interest), and (iii) $2,000,000 notes payable at prime (9.5% as of December 31, 2000), plus 0.5% issued to IOMH's lending institution. IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as a trademark, which is being amortized on a straight-line basis over five years. The acquisition was accounted for by the purchase method.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         ACQUISITIONS (Continued)
         ------------

         HI-VAL, INC. (CONTINUED)
         For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

                  Accounts receivable                      $      2,987,637
                  Inventory                                       1,890,818
                  Due from related party                            563,689
                  Property and equipment                          1,173,654
                  Liabilities assumed                              (860,323)
                  Trademark                                       9,645,679
                                                           ----------------

                      TOTAL                                $     15,401,154
                                                           ================

         IOM HOLDINGS, INC.
         On December 31, 2000, I/O Magic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 24,000,000 restricted shares of common stock. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of I/O Magic Corporation and its subsidiary. All material intercompany accounts and transactions have been eliminated.

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the provisions for allowance of doubtful accounts and price protection on accounts receivable, the net realizability of inventory, the evaluation of potential impairment of property and equipment, and the provision for sales returns and warranties. Actual results could materially differ from those estimates.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capital lease obligations also approximate fair value because interest rates offered to the Company for debt of similar maturities are substantially the same.

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         INVENTORY
         Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

                  Computer equipment and software                                    3 to 5 years
                  Warehouse equipment                                                     7 years
                  Office furniture and equipment                                     5 to 7 years
                  Equipment under capital leases                                          5 years
                  Vehicles                                                                3 years
                  Leasehold improvements                      Estimated useful life or lease term
                                                                             whichever is shorter

         Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2000, 1999, and 1998.

         INTANGIBLES
         Intangibles consist of a trademark, which is being amortized over a five-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the trademark to that amount.

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

         REVENUE RECOGNITION
         For transactions satisfying the conditions for revenue recognition under SFAS No. 48, "Revenue Recognition when Right of Return Exists," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. For the years ended December 31, 2000, 1999, and 1998, the Company had reserves for sales returns totaling $315,015, $191,326, and $69,146, respectively.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (Continued)
         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

         COMPREHENSIVE INCOME
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2000, 1999, and 1998, comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

          As of December 31, 1999, the Company had potential common stock as follows:

                  Weighted-average common shares outstanding during the period                           31,757,039

                  Incremental shares assumed to be outstanding since the beginning
                      of the period related to stock options and warrants outstanding                       123,882
                                                                                                   ----------------

                           FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES
                               AND POTENTIAL COMMON STOCK                                                31,880,921
                                                                                                   ================

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE (Continued)
         Since the Company had net losses for the years ended December 31, 2000 and 1998, basic and diluted shares are the same.

         ADVERTISING
         The Company expenses advertising costs as incurred. For the years ending December 31, 2000, 1999, and 1998, advertising costs were $218,956, $11,345, and $3,816, respectively.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will not have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

         RECLASSIFICATIONS
         Certain amounts have been reclassified in the 1999 and 1998 balances to conform with the 2000 presentation.


NOTE 3 - RISKS AND UNCERTAINTIES

         TECHNOLOGICAL OBSOLESCENCE
         The computer industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheets.

         RELIANCE ON INDEPENDENT AND RELATED PARTY MANUFACTURERS/SUBCONTRACTORS The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent companies may manufacture and supply products for the Company's existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 3 - RISKS AND UNCERTAINTIES (CONTINUED)

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


NOTE 4 - CONCENTRATIONS OF RISK

         CASH AND CASH EQUIVALENTS
         The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $3,000,000 per financial institution. As of December 31, 2000 and 1999, balances totaling $3,563,908 and $2,203,479, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         CUSTOMERS
         During the year ended December 31, 2000, the Company had net sales to four major customers that represented 26%, 19%, 15%, and 13% of net sales. As of December 31, 2000, the Company had three customers that accounted for 27%, 19%, and 18% of accounts receivable.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 4 - CONCENTRATIONS OF RISK (CONTINUED)

         CUSTOMERS (CONTINUED)
         During the year ended December 31, 1999, the Company had sales to three major customers that represented 32%, 26%, and 17% of net sales. During the year ended December 31, 1999, the Company had sales to two related party customers that represented 23% and 16% of net sales. As of December 31, 1999, the Company had three customers that accounted for 19%, 17%, and 12% of accounts receivable.

         During the year ended December 31, 1998, the Company had sales to three major customers that represented 32%, 26%, and 17% of net sales.

         SUPPLIERS
         During the year ended December 31, 2000, the Company purchased inventory from one related party vendor that represented 47% of purchases. As of December 31, 2000, there was one supplier that represented 32% of accounts payable.

         During the year ended December 31, 1999, the Company purchased inventory from two related party vendors that represented 28% and 20% of purchases. As of December 31, 1999, there were two suppliers that represented 11% and 14% of accounts payable.

         During the year ended December 31, 1998, the Company purchased inventory from three related party vendors that represented 42%, 27%, and 11% of purchases.


NOTE 5 - INVENTORY

         Inventory as of December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Component parts                                               $     5,343,713    $      2,061,964
                  Finished goods                                                      3,256,203             917,585
                  Work in process                                                        18,226                   -
                  Reserves for inventory                                             (1,834,427)           (138,007)
                                                                                ---------------    ----------------

                      TOTAL                                                     $     6,783,715    $      2,841,542
                                                                                ===============    ================

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Computer equipment and software                               $       421,026    $        204,650
                  Warehouse equipment                                                   466,470              57,534
                  Office furniture and equipment                                        168,168              92,358
                  Equipment under capital lease                                          94,136              15,198
                  Vehicles                                                                6,707                   -
                  Leasehold improvements                                                651,187              44,057
                                                                                ---------------    ----------------

                                                                                      1,807,694             413,797
                  Less accumulated depreciation and amortization                        379,922             158,108
                                                                                ---------------    ----------------

                      TOTAL                                                     $     1,427,772    $        255,689
                                                                                ===============    ================


         For the years ended December 31, 2000, 1999, and 1998, depreciation and amortization expense was $221,813, $51,832, and $38,721, respectively.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Accounts payable                                              $     9,101,473    $      5,509,415
                  Accrued rebates and marketing                                       2,086,418           2,802,664
                  Accrued compensation and related benefits                             546,170             427,430
                  Other                                                                 437,651             328,091
                                                                                ---------------    ----------------

                      TOTAL                                                     $    12,171,712    $      9,067,600
                                                                                ===============    ================


NOTE 8 - LINE OF CREDIT

         The Company maintains a credit facility with a financial institution that allows it to borrow a maximum of $20,000,000. The line is secured by a UCC filing on substantially all of the Company's assets.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 8 - LINE OF CREDIT (CONTINUED)

         The credit facility provides for a revolving line of credit allowing the Company to borrow the lesser of a) $20,000,000, less $9,000,000, representing the stated value of preferred stock issued to the financial institution and less any floorplan loan balances or b) the sum of 70% of eligible receivables, plus 30% of eligible inventory less any loan reserves, less any floorplan loan balances. Advances on the revolving line of credit bear interest at the base rate (9.5% as of December 31, 2000) plus 0.5%. As of December 31, 2000, the outstanding balance under the revolving line of credit was $6,996,969.

         The credit facility provides for a floorplan loan that allows the Company to borrow up to $5,000,000. Advances against floorplanned inventory are not to exceed at any time $5,000,000, less the amount of any outstanding approvals given by the financial institution to any manufacturer of floorplanned Inventory. Borrowings advanced under the line are interest free until the expiration of the subsidized free period pursuant to the agreement. Interest charged on the amounts past due bear interest at the base rate plus 6%. As of December 31, 2000, the floorplan loan was not utilized.

         The revolving line of credit and floorplan loan expire April 25, 2001. In the event the Company does not pay amounts due in full at the expiration, the Company must pay the financial institution a monthly payment equal to the greater of one-sixth of the outstanding principal, or $1,000,000, plus all accrued interest until paid in full. If the amounts are not paid in full by seven months after the expiration date, the Company must pay the balance in full at that time.

         The line of credit provides for the maintenance of certain financial covenants, of which the Company was not in compliance at December 31, 2000. Although the financial institution does not consider this a default of the line of credit, it allows the financial institution to stop making further advances.


NOTE 9 - NOTE PAYABLE TO RELATED PARTY

         The Company had a note payable to a related party that represented a convertible promissory note to a stockholder for inventory purchases. The note bore interest at 8% and matured March 1, 1997. In March 1999, the statute of limitations for collection on this note expired.

         During the year ended December 31, 1999, the Company reflected a reduction to cost of sales of $345,500 of the total debt and related interest. Management does not believe any litigation will arise and has had no contact with the counter-party.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 9 - NOTE PAYABLE TO RELATED PARTY (CONTINUED)

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


NOTE 10 - CREDIT LINES FROM RELATED PARTIES

         In connection with a 1997 Strategic Alliance Agreement (the "1997 Strategic Alliance Agreement"), the Company also has available a line of credit through another stockholder and supplier for borrowings up to $2,000,000. Borrowings are non-interest-bearing and are due 75 days from the date of the borrowing. The credit agreement can be mutually terminated at any time. As of December 31, 2000 and 1999, there was $0 and $336,486, respectively, outstanding under this arrangement.

         In connection with an April 1999 subscription agreement, the Company also has available an additional line of credit through a stockholder and supplier that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2000 and 1999, there was $2,369,220 and $829,009, respectively, outstanding under this arrangement, which is included in accounts payable and accrued expenses in the accompanying balance sheets.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases its facilities from an officer of the Company and certain equipment under non-cancelable, operating lease agreements, which require initial minimum monthly payments of $44,783 and expire through March 2010. For the years ended December 31, 2000, 1999, and 1998, rent expense was $467,572, $119,257, and $68,480, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES (Continued)
         Future aggregate minimum annual lease payments under operating lease arrangements were as follows as of December 31, 2000:

                   Year Ending
                  December 31,
                  ------------
                      2001                                      $        535,221
                      2002                                               433,970
                      2003                                               386,496
                      2004                                               389,346
                      2005                                               382,302
                      Thereafter                                       2,007,086
                                                                ----------------

                           TOTAL                                $      4,134,421
                                                                ================


         As of December 31, capital lease obligations consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  17.7% equipment lease - payable in monthly
                      installments of $437 including interest and
                      maturing in January 2001.  Debt was paid in
                      full during the year ended  December 31, 2000.            $            -     $          1,144

                  14.4% equipment lease - payable in monthly
                      installments of $1,661 including interest and
                      maturing in January 2002.                                          19,880                   -

                  14.4% equipment lease - payable in monthly
                      installments of $911 including interest and
                      maturing in November 2002.                                         18,219                   -
                                                                                ---------------    ----------------

                                                                                         38,099               1,144
                  Less current portion                                                   27,121               1,144
                                                                                ---------------    ----------------

                           LONG-TERM PORTION                                    $        10,978    $              -
                                                                                ===============    ================

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES (Continued)
         The following is a schedule by years of future minimum lease payments under capital leases and the present values of net minimum lease payments:

                   Year Ending
                  December 31,
                  ------------
                      2001                                               $   30,865
                      2002                                                   11,682
                                                                         ----------

                  Total minimum lease payments                               42,547
                  Less amount representing interest                           4,448
                                                                         ----------

                      PRESENT VALUE OF FUTURE MINIMUM LEASE PAYMENTS     $   38,099
                                                                         ==========


         The following is an analysis of the leased equipment under capital leases as of December 31, 2000, which is included in property and equipment:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Equipment                                                     $        94,136    $         15,198
                  Less accumulated depreciation                                          14,120              12,388
                                                                                ---------------    ----------------

                      TOTAL                                                     $        80,016    $          2,810
                                                                                ===============    ================

         Interest expense was insignificant for the years ended December 31, 2000, 1999, and 1998.

         LITIGATION
         The Company has been named as a defendant in a complaint filed by Delta Products Corporation ("Delta") on June 15, 2000. The complaint of Delta alleges causes of action against the Company and others for: (1) intentional misrepresentation, (2) negligent misrepresentation, and (3) negligence. The claims alleged by Delta relate to alleged representations made by the Company during negotiations for the purchase of the assets of Hi-Val, Inc. on March 29, 2000. The complaint of Delta alleges damages in the amount of $541,000. The Company intends to oppose the claims asserted in the complaint and denies the validity of the allegations contained therein.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LITIGATION (Continued)
         The Company has also been named as a defendant in a complaint filed by Mitsumi Electronics Corporation ("Mitsumi") on June 15, 2000. The allegations and claims against the Company in the complaint of Mitsumi are identical to those alleged by Delta. The complaint of Mitsumi alleges damages in the amount of $430,000. The Company intends to oppose the claims asserted in the complaint and denies the validity of the allegations contained therein.

         Due to the uncertainty related to the above issues, the Company maintains no reserves for these issues.

         SETTLEMENT AGREEMENT
         During the year ended December 31, 1998, the Company entered into a Modem Card Settlement Agreement with an outside company, whereby the Company assigned exclusive property rights of a specified product in exchange for $250,000. Such is included in other income in the accompanying statements of operations. In connection with this agreement, an officer/stockholder was paid a bonus totaling $11,500.

         SERVICE AGREEMENTS
         Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2000, 1999, and 1998, the Company was party to one such agreement. During the years ended December 31, 2000, 1999, and 1998, the Company incurred $350,457, $217,167, and $140,498, respectively, in connection with such arrangements. Such is included in general and administrative expenses in the accompanying statements of operations.

         LICENSE AND OPERATING AGREEMENT
         In September 2000, the Company entered into a license and operating agreement with a related party. The terms of the agreement allow the Company to liquidate the inventory currently owned by the related party in exchange for 50% of the profits. The agreement terminates upon the liquidation of 100% of the inventory, at which time the Company will have the option to purchase the trade name from the related party for $100.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         EMPLOYMENT CONTRACT
         I/O Magic California has entered into an employment contract with one of its officers, which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of I/O Magic California, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. For the years ended December 31, 2000, 1999, and 1998, bonuses totaling $165,396, $0, and $0, respectively, were paid under the terms of this agreement. As of December 31, 2000 and 1999, the accrued bonus was approximately $98,000 and $105,000, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

         RETAIL AGREEMENTS
         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. For the years ended December 31, 2000, 1999, and 1998, the Company incurred $1,445,985, $1,218,423, and $369,679, respectively, related to these agreements. Such is included in selling, marketing, and advertising expenses in the accompanying statements of operations.


NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         During December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock. These stockholders have no voting powers and are entitled to receive dividends on an equal basis with the holders of common stock of the Company. In the event of a liquidation, dissolution, or winding up of the Company, the holders of each share of preferred stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders prior to any distribution to any class of shares at a liquidation preference per share equal to the stated value of the preferred stock, plus accrued dividends.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------



NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

         Each share of preferred stock may be converted by the holder based upon the weighted-average trading price during the 20 trading days prior to the date of the Company receiving notice. However, the weighted-average trading price will not be less than $2.50 per share nor greater than $7 per share. The Company has the right to force conversion of the preferred stock on the date on which the Company's common stock closed at or above a bid price of $3 per share during 15 consecutive trading days. However, the conversion will not be less than $2.50 per share nor greater than $7 per share. Finally, if the issued shares of preferred stock have been outstanding for three years, the Company will be obligated to redeem any issued shares at the stated value of $8 per share.

         In addition, the Company designated 1,000,000 shares as Series B preferred stock. The Series B stockholder has the same rights as the Series A holders, except the Company will be obligated to redeem any issued shares which have been outstanding for two years.

         On January 22, 2001, the Company issued 875,000 shares of Series A preferred stock to its financial institution for $7,000,000 in exchange for amounts owed under long-term debt. As of December 31, 2000, the shares were presented as outstanding on the balance sheet, and the related debt was eliminated.

         On January 22, 2001, the Company issued 250,000 shares of Series B preferred stock to its financial institution for $2,000,000 in exchange for amounts owed under long-term debt. As of December 31, 2000, the shares were presented as outstanding on the balance sheet, and the related debt was eliminated.


NOTE 13 - COMMON STOCK

         COMMON STOCK ISSUED FOR SERVICES
         During the year ended December 31, 2000, the Company issued 40,000 shares of common stock for $60,000 in legal services, which represented the fair market value of the services rendered.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 13 - COMMON STOCK (CONTINUED)

         COMMON STOCK ISSUED FOR SERVICES (Continued)
         During the year ended December 31, 1998, the Company issued 20,000 restricted shares of common stock to an officer in exchange for 20,000 freely tradable shares. The freely tradable shares were issued to a consultant for public relations services valued at the fair market value of the services received totaling $7,500, or $0.375 per share. The fair market value of the services received was determined by management to be the value of such services had the Company paid cash. Management of the Company determined the value of the freely tradable shares compared with the value of the restricted shares was nominal. Accordingly, the Company recorded no contribution or expense. The freely tradable shares issued carried a 90-day lock-up period.

         COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS During the year ended December 31, 2000, the Company issued an aggregate of 82,858 restricted shares of common stock in connection with the exercise of warrants for cash of $53,015, or at a per share price ranging from $0.05 to $2 per share.

         During the year ended December 31, 1999, the Company issued an aggregate of 760,826 restricted shares of common stock in connection with the exercise of warrants for cash totaling $107,145, or at a per share price ranging from $0.01 to $0.70 per share.

         During the year ended December 31, 1998, the Company issued an aggregate of 1,105,596 restricted shares of common stock in connection with the exercise of warrants for cash totaling $25,551, or at a per share price ranging from $0.05 to $0.55 per share.

         COMMON STOCK ISSUED IN EXCHANGE FOR INVENTORY
         On February 3, 1999, the Company issued 16,666,667 shares of restricted common stock to a stockholder and supplier valued at $0.30 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis). In connection with this transaction, the stockholder and vendor established a $5,000,000 line of credit. No value was assigned to the establishment of the line of credit as such line was deemed to not carry any market value.

         On January 4, 2000, the Company issued 6,250,000 shares of restricted common stock to a stockholder and vendor, valued at $0.80 per share, for $5,000,000 of inventory, as defined (valued at transferor's cost basis).

         On December 10, 2000, the Company issued 5,112,262 shares of restricted common stock to a stockholder and vendor, valued at $1.56 per share, for $8,000,000 of inventory, as defined (valued at transferor's cost basis).

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 13 - COMMON STOCK (CONTINUED)

         COMMON STOCK ISSUED FOR CASH
         On March 7, 2000, the Company issued 632,912 shares of restricted common stock to a stockholder and vendor, valued at $3.16, for $2,000,000 in cash.

         Generally, all new issuances of common stock made by the Company carry registration rights.


NOTE 14 - WARRANTS AND STOCK OPTIONS

         WARRANTS
         In connection with an October 1995 private placement of notes payable and warrants, the Company issued 805,000 A Warrants to purchase common stock for $0.05 per share exercisable for five years from the date of issuance, and 805,000 B Warrants to purchase common stock for $0.95 per share exercisable for five years from the date of issuance. For every 30 days the B Warrants were outstanding, commencing six months from the date of issuance, the B Warrant holders were entitled to a $0.04 discount on the exercise price per month to a minimum exercise price of $0.50 per share. Interest expense ascribed to the warrants was deemed to be insignificant and recording such was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. During the years ended December 31, 2000, 1999, and 1998, A Warrants aggregating 25,000, 360,513, and 25,000, respectively, have been exercised. Through December 31, 2000, A Warrants aggregating 790,513 have been exercised. During the year ended December 31, 1998, B Warrants aggregating 25,001 were exercised for cash of $0.55 per share, as adjusted. As of December 31, 2000, the remaining 14,487 outstanding warrants expired.

         In September 1998, the Company effected the B Warrant call. Pursuant to the terms of the private placement, the B Warrants were callable at the option of the Company, on or after the date that its common stock is registered, in the event its common stock market price equals or exceeds $2 per share for 30 consecutive days. The B Warrant holders had the option to either exercise their B Warrants or have their B Warrants terminated. The common stock of the Company has not been registered. The B Warrant holders who elected to exercise their warrants were given freely tradable shares held by an officer/stockholder. The Company issued restricted shares to the officer/stockholder to replace the shares transferred in connection with the exercise of the B Warrants. Management of the Company determined the value of the freely tradable shares compared with the value of the restricted shares was nominal. Accordingly, the Company recorded no contribution or expense.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         WARRANTS (Continued)
         In connection with an October 1995 private placement for placement agent services, the Company issued 125,125 A Warrants to purchase common stock for $0.10 per share exercisable for five years from the date of issue and 125,125 B Warrants to purchase common stock for $1.10 per share exercisable for five years from the date of issue. During the years ended December 31, 2000, 1999, and 1998, 17,858, 5,313, and 0,
         respectively, of these A Warrants were exercised. Through December 31, 2000, 95,715 of these A Warrants were exercised. As of December 31, 2000, the remaining 29,410 outstanding warrants expired.

         In October 1995, the Company issued to an officer 340,000 warrants to purchase restricted shares of common stock for $0.01 per share exercisable for five years from the date of grant. No compensation expense was charged to operations as the fair value of the shares and services received was nominal. Fair value was determined by management to be the amount that would have been paid had the Company paid cash for such services. In addition, expense was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. These warrants carry piggyback registration rights, as defined. During the years ended December 31, 2000, 1999, and 1998, warrants totaling 0, 140,000, and 200,000, respectively, were exercised.

         Through December 31, 1996, the Company issued an aggregate 100,000 warrants to purchase restricted shares of common stock for $1.65 per share exercisable five years from the date of grant to a consultant for services provided. Compensation expense related to these warrants, as determined by management to be the fair value of services received had the Company paid cash, was insignificant. For the years ended December 31, 2000, 1999, and 1998, 0, 0, and 30,000, respectively, of these warrants have been exercised. As of December 31, 2000, none of the remaining warrants were exercised, and such warrants expired.

         During the year ended December 31, 1997, the Company issued to outside parties 162,465 warrants to purchase restricted shares of common stock at a per share price ranging from $1 to $2.24 exercisable up to five years from the date of grant. These warrants carry registration rights, as defined. The Company recorded $42,465 of legal and consulting expense to reflect the fair value of the services received. During the years ended December 31, 1999 and 1998, warrants totaling 127,465 and 35,000, respectively, expired.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         WARRANTS (Continued)
         During the year ended December 31, 1998, the Company issued to outside consultants 30,000 warrants to purchase restricted shares of common stock at a per share price of $0.01 or $1 exercisable up to five years from the date of grant. These warrants carry registration rights, as defined. The Company recorded $20,163 of consulting expense to reflect the fair value of the services received, of which $5,163 represents the difference between the fair market value of the underlying common shares and the exercise price of the warrants, and the remaining $15,000 represents the fair value of the services received had the Company paid cash for such services. During the year ended December 31, 1998, warrants to purchase 15,000 shares of common stock at $0.01 were exercised. During the year ended December 31, 1999, warrants to purchase 5,000 shares of common stock were exercised, and warrants to purchase 5,000 shares of common stock expired.

         During the years ended December 31, 2000 and 1999, the Company issued options to purchase 40,000 and 200,000 shares, respectively, of restricted common stock to the Company's law firm and a consultant, respectively. The options are exercisable at prices ranging from $0.30 to $2 (fair market value or higher) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services as invoiced services are paid in cash. Accordingly, the Company recorded no legal or consulting expense. During the years ended December 31, 2000 and 1999, 40,000 and 200,000 options, respectively, were exercised.

         During the year ended December 31, 2000, the Company issued warrants to purchase 150,000 shares of common stock to a public relations firm. The warrants are exercisable at prices ranging from $2 to $4 (fair market value or higher). Warrants for 60,000 of these shares are restricted. The warrants expire between six and 12 months from the date of grant. During the year ended December 31, 2000, 90,000 warrants expired.

         STOCK OPTION PLANS
         The Company has incentive stock option and non-qualified stock option plans, as amended, (the "Plans") for directors, officers, key employees, and consultants. The Plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant as determined by the Board of Directors. Options generally become exercisable over a period of up to five years from the date of grant, and no less than 20% will become exercisable annually as determined by the Board of Directors.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         None of the options granted are exercisable prior to one year from the date of grant unless specified by the Board of Directors. In no event are options to be exercisable after 10 years from the date of grant. The Board of Directors has authorized a total of 3,751,976 shares to be available for grant under the Company's stock option Plans.

         Options granted under the Plans may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options," as determined by the Board of Directors at the time of grant. No incentive stock option may be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of its parent ("10% Stockholders") unless the exercise price is at least equal to 110% of fair market value on the date of grant. Options may be granted under the Plans for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which are limited to five-year terms.

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

         In April 1996, the Company issued options to purchase restricted shares of common stock at $0.01 per share, which was below market, to two employees, resulting in the Company recording deferred compensation of $124,000, which was being amortized over five years, the vesting period of the options. During the year ended December 31, 1997, one of the employees left the Company and forfeited his options. Accordingly, the Company reversed the deferred compensation relating to this employee. During the year ended December 31, 2000, 50,000 of these options were exercised.

         As of December 31, 2000, 1999, and 1998, the balance of deferred compensation totaled $3,100, $15,500, and $27,900, respectively.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         The following summarizes options and warrants granted and outstanding through December 31, 2000:


                                                       Number of Shares                                Weighted-
                                               ---------------------------------                        Average
                                                                      Non-                             Exercise
                                                 Employee         Employee             Total             Price
                                               ---------------  ----------------  ---------------  ----------------
                  Balance, December 31,
                    1997                             1,050,000         4,359,359        5,409,359  $           1.31
                      Granted                          300,000            30,000          330,000  $           1.07
                      Exercised                       (650,000)         (455,001)      (1,105,001) $           0.03
                      Expired, cancelled                     -        (1,190,124)      (1,190,124) $           1.11
                                               ---------------  ----------------  ---------------

                  Balance, December 31,
                    1998                               700,000         2,744,234        3,444,234  $           1.80
                      Granted                                -           200,000          200,000  $           0.30
                      Exercised                        (50,000)         (710,826)        (760,826) $           0.11
                      Expired, cancelled               (50,000)       (1,654,828)      (1,704,828) $           2.10
                                               ---------------  ----------------  ---------------

                  Balance, December 31,
                    1999                               600,000           578,580        1,178,580  $           2.30
                      Granted                        1,682,500           520,000        2,202,500  $           2.19
                      Exercised                              -           (82,858)         (82,858) $           0.64
                      Expired, cancelled                     -          (625,722)        (625,722) $           3.22
                                               ---------------  ----------------  ---------------

                  BALANCE, DECEMBER 31,
                    2000                             2,282,500           390,000        2,672,500  $           2.03
                                               ===============  ================  ===============

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         The following table is a summary of the stock options and warrants as of December 31, 2000:

                                                                                    Weighted-         Weighted-
                                                                                    Average             Average
                                                                    Weighted-      Exercise            Exercise
                                                                     Average       Price of            Price of
             Range of        Stock Options      Stock Options       Remaining      Options and        Options and
             Exercise        and Warrants       and Warrants       Contractual     Warrants            Warrants
               Prices        Outstanding        Exercisable            Life       Outstanding         Exercisable
         ------------------  -----------       ---------------  ----------------  -----------      ----------------
         $     1.00 to 2.50        2,447,500           828,967        3.39 years  $          1.91  $           1.80
         $     2.51 to 4.00          225,000            68,200        2.66 years  $          3.29  $           3.19
                             ---------------   ---------------
                                   2,672,500           897,167
                             ===============   ===============

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
         123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1998: risk free interest rates of 6.4% and 5.25%, respectively; dividend yields of 0% and 0%, respectively; expected lives of four and five years, respectively; and expected volatility of 70% and 92%, respectively. For the years ended December 31, 2000 and 1998, 1,682,500 and 300,000 options, respectively, were granted. For the year ended December 31, 1999, no options were granted.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         STOCK OPTION PLANS (Continued)
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2000 and 1998 is as follows:

                                                                                      2000                1998
                                                                                ---------------    ----------------
                  Net income (loss)
                      As reported                                               $    (6,410,849)   $       (338,018)
                      Pro forma                                                 $    (6,790,152)   $       (569,014)
                  Basic and diluted loss per common share
                      As reported                                               $         (0.16)   $          (0.02)
                      Pro forma                                                 $         (0.17)   $          (0.04)

         For the year ended, December 31, 1999, there was no effect on compensation expense.


NOTE 15 - INCOME TAXES

         The components of the income tax provision (benefit) for the years ended December 31 were as follows:

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
                  Current                                       $          2,400  $       222,500  $            800
                  Deferred                                            (1,002,000)        (651,000)                -
                                                                ----------------  ---------------  ----------------

                    TOTAL                                       $       (999,600) $      (428,500) $            800
                                                                ================  ===============  ================

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (CONTINUED)

         Income tax expense (benefit) for the years ended December 31 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
                  Computed "expected" tax  expense
                    (benefit)                                   $     (2,520,000) $       488,000  $       (114,700)
                  Income in income taxes resulting from
                    Expenses not deductible for tax
                      purposes                                            12,000            4,000            18,000
                    Change in beginning of the year
                      balance of the valuation allowance
                      for deferred tax assets allocated
                      to income tax expense                            1,789,000         (986,000)           97,000
                    State and local income taxes, net of
                      tax benefit                                       (280,600)               -               500
                                                                ----------------  ---------------  ----------------

                         TOTAL                                  $       (999,600) $      (428,500) $            800
                                                                ================  ===============  ================

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Net operating loss carryforward                           $     2,818,000    $        310,000
                      Allowance for doubtful accounts                                   122,000              28,000
                      Allowances for sales returns                                      135,000              76,000
                      Allowances for price protection                                   732,000             382,000
                      Accrued compensation                                               68,000              81,000
                      Amortization of trademark                                         413,000                   -
                      Reserve for inventory                                             231,000              59,000
                      Other                                                               3,000              95,000
                      Valuation allowance                                            (2,580,000)           (310,000)
                                                                                ---------------    ----------------

                           Total deferred tax assets                                  1,942,000             721,000

                  Deferred tax liabilities
                      State tax                                                         221,000              70,000
                                                                                ---------------    ----------------

                                                                                      1,721,000             651,000
                  Less current portion                                                1,556,000             651,000
                                                                                ---------------    ----------------

                               LONG-TERM PORTION                                $       165,000    $              -
                                                                                ===============    ================

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

- --------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (CONTINUED)

         As of December 31, 2000 and 1999, the valuation allowance for deferred tax assets, totaled approximately $2,580,000 and $310,000, respectively. For the years ended December 31, 2000, 1999, and 1998, the net change in the valuation allowance was $2,270,000 (increase), $996,000 (decrease), and $88,000 (increase), respectively.

         As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7,400,000. The net operating loss carryforwards begin expiring in 2020. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 16 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, the Company had no related party sales. During the year ended December 31, 1999, the Company had sales totaling $6,943,495 to related parties. During the year ended December 31, 1998, sales to related parties were insignificant.

         During the years ended December 31, 2000, 1999, and 1998, the Company had purchases from related parties totaling $31,004,756, $15,870,093, and $7,845,862, respectively.

         During the year ended December 31, 1999, the Company purchased inventory totaling $2,382,252 on behalf of a related party. During the year ended December, 31, 1999, such inventory was sold at cost plus handling expenses resulting in other income to the Company of $24,000. During the years ended December 31, 2000 and 1998, there were no such transactions.


NOTE 17 - SUBSEQUENT EVENTS

         On January 12, 2001, the Company amended the Articles of Incorporation to increase the number of authorized common shares to 100,000,000 from 50,000,000, which has been reflected on the balance sheet as of December 31, 2000.

                            SUPPLEMENTAL INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
I/O Magic Corporation and subsidiary
Santa Ana, California


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2001

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                FOR THE YEARS ENDED DECEMBER 31,

- --------------------------------------------------------------------------------

                                                                 Additions          Additions
                                                  Balance,      (Deductions)       (Deductions)        Balance,
                                                 Beginning       Charged to            from              End
                                                   of Year       Operations           Reserve           of Year
                                               ---------------  ----------------  ---------------  ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

     DECEMBER 31, 2000                         $        71,193  $       (384,885) $     2,420,210  $      2,106,518
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1999                         $        46,372  $              -  $        24,821  $         71,193
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1998                         $       238,610  $        (83,000) $      (109,238) $         46,372
                                               ===============  ================  ===============  ================

RESERVE FOR INVENTORY

     DECEMBER 31, 2000                         $       138,007  $     (1,019,883) $     2,716,303  $      1,834,427
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1999                         $       134,644  $       (189,000) $       192,363  $        138,007
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1998                         $        49,000  $              -  $        85,644  $        134,644
                                               ===============  ================  ===============  ================