Form 10-Q
period 2001-03-31
I OMAGIC CORP/CA
filed 2001-05-21
CIK 1083663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          88-0290623
     ------------------                        --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                        1300 WAKEHAM, SANTA ANA, CA 92705
                    (Address of principal executive offices)

                                 (714) 953-3000
                           (Issuer's telephone number)

6 AUTRY, IRVINE, CA 92618
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
    --------------     -------------

As of May 14, 2001, the number of shares of Common Stock issued and outstanding was 67,917,791.

Transitional Small Business Disclosure Format (check one):
Yes                 No     X
    --------------     -------------

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                    Page
                                                                                  Number
                                                                                  ------
PART I - FINANCIAL  INFORMATION
         Item 1.  Financial Statements

         Balance Sheets - December 31. 2000 and March 31, 2001 (unaudited)           3-4

         Statements of Income - For the three months ended
         March 31, 2000 and 2001 (unaudited)                                           5

         Statements of Cash Flows - For the three months ended
         March 31, 2000 and 2001 (unaudited)                                         6-7

         Notes to Financial Statements                                              8-11

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                   and Results of Operations                                       12-14


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                   15
         Item 2.  Changes in Securities                                               15
         Item 3.  Defaults Upon Senior Securities                                     15
         Item 4.  Submission of Matters to a Vote of Security Holders                 15
         Item 5.  Other Information                                                   15
         Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                            16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




FINANCIAL INFORMATION
PART 1 - ITEM 1

                              I/OMAGIC CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

                                     ASSETS
                                                         DECEMBER 31,       MARCH 31,
                                                            2000              2001
                                                         -----------      -----------
CURRENT ASSETS
     Cash                                                $ 3,502,546      $ 1,445,628
     Accounts receivable, net of allowance for
     doubtful accounts of $2,106,518 and $2,132,945       18,109,794       18,267,884
     Accounts receivable from related parties                 84,710          675,385
     Inventory, net                                        6,783,715        8,645,995
     Inventory in transit                                 13,011,000        8,630,300
     Income tax receivable                                    34,311           34,311
     Prepaid expenses and other current assets               184,523          121,540
     Current portion of income taxes                       1,556,000        1,128,909
                                                         -----------      -----------

         TOTAL CURRENT ASSETS                             43,266,599       38,949,952

FURNITURE AND EQUIPMENT, NET                               1,427,772        1,380,332
TRADEMARK, net of accumulated amortization
  of $1,446,852 and $1,929,136                             8,198,827        7,716,543
DEFERRED INCOME TAXES, net of current portion                165,000          165,000
OTHER ASSETS                                                  40,240           40,240
                                                         -----------      -----------

TOTAL ASSETS                                             $53,098,438      $48,252,067
                                                         ===========      ===========

The accompanying notes are an integral part of these financial statements

                              I/OMAGIC CORPORATION
                                 BALANCE SHEETS
                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,      MARCH 31,
                                                                                2000            2001
                                                                            ------------    ------------
CURRENT LIABILITIES
     Line of credit                                                         $  6,996,969    $  5,984,855
     Accounts payable and accrued expenses                                    12,171,712       5,785,184
     Due to related parties                                                         --         5,044,704
     Current portion of capital lease obligation                                  27,121          27,121
     Reserves for customer returns and allowances                              2,232,087       1,816,255
                                                                            ------------    ------------

         TOTAL CURRENT LIABILITIES                                            21,427,889      18,658,119
                                                                            ------------    ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                 10,978           8,233
                                                                            ------------    ------------

         Total liabilities                                                    21,438,867      18,666,352
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   10,000,000 shares authorized, $0.001 par value
         Series A, 1,000,000 shares authorized
            875,000 shares issued and outstanding                                    875             875
         Series B, 1,000,000 shares authorized
            250,000 shares issued and outstanding                                    250             250
  Additional paid-in capital                                                   8,998,875       8,998,875
                                                                            ------------    ------------
                  Total redeemable convertible
                    preferred stock                                            9,000,000       9,000,000
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY
     Class A common stock, $0.001 par value 100,000,000 shares authorized
     67,917,791 and 67,917,791 (unaudited) shares
     issued and outstanding                                                       67,918          67,918
     Additional paid in capital                                               31,493,345      31,493,345
     Deferred compensation                                                        (3,100)           --
     Accumulated deficit                                                      (8,898,592)    (10,975,548)
                                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                           22,659,571      20,585,715
                                                                            ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 53,098,438    $ 48,252,067
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements

                              I/OMAGIC CORPORATION
                              STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                MARCH 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2000            2001
                                                  ------------    ------------
Net sales                                         $ 15,949,780    $ 10,215,151

Cost of sales                                       13,238,734       9,137,277
                                                  ------------    ------------
Gross profit                                         2,711,046       1,077,874
                                                  ------------    ------------
Operating expenses
     Selling, marketing and advertising                872,989         549,161
     General and administrative                        980,181       1,425,834
     Depreciation and amortization                      17,593         554,911
                                                  ------------    ------------
     Total operating expenses                        1,870,763       2,529,906
                                                  ------------    ------------
Income (loss) from operations                          840,283      (1,452,032)
                                                  ------------    ------------
Other income (expense)
     Interest income                                     3,000          29,105
     Interest expense                                     (777)       (188,992)
     Other income                                         --            10,170
     Other expense                                        --           (48,116)
                                                  ------------    ------------
Total other income (expense)                             2,223        (197,833)
                                                  ------------    ------------

Income (loss) before provision for income taxes        842,506      (1,649,865)
                                                  ------------    ------------
Provision for (benefit from) income taxes             (133,000)        427,091
                                                  ------------    ------------

Net income (loss)                                 $    975,506    $ (2,076,956)
                                                  ============    ============

Basic earnings (loss) per share                   $       0.03    $      (0.03)
                                                  ============    ============

Diluted earnings (loss) per share                 $       0.02    $      (0.03)
                                                  ============    ============

Basic weighted-average shares outstanding           38,544,322      67,917,791
                                                  ============    ============

Diluted weighted-average shares outstanding         39,509,114      67,917,791
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements

                              I/OMAGIC CORPORATION
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                MARCH 3!, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                   2000          2001
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from operations                               $ 975,506  $  (2,076,956)
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
              Depreciation and amortization                         17,592         72,927
              Amortization of trademark                               --          482,284
              Amortization of deferred compensation                  3,100          3,100
              Provision for allowance for doubtful accounts           --           26,427
              Reserve for obsolete inventory                        12,620       (187,072)
              Deferred income tax                                 (231,000)       427,091
              Reserve for customer returns and allowances          213,554       (415,832)
              Increase (decrease) in:
                  Accounts receivable                           (6,351,802)      (184,517)
                  Accounts receivable from related parties       2,707,489       (590,675)
                  Inventory                                      1,929,418      2,705,492
                  Prepaid expenses and other current assets       (939,286)        62,983
                  Accounts payable and accrued expenses          1,234,465     (6,386,528)
                  Accounts payable to related parties             (415,880)     5,044,704
                  Tax provision                                     97,200           --
                                                               -----------    -----------
         Net cash (used in) operating activities                  (747,024)    (1,016,572)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                            (43,270)       (25,487)
                                                               -----------    -----------
         Net cash (used in) investing activities                   (43,270)       (25,487)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                 --       (1,012,114)
     Payments on capital lease obligations                          (1,144)        (2,745)
     Proceeds from sale and issuance of common stock             2,000,000           --
     Proceeds from exercise of warrants                             50,625           --
                                                               -----------    -----------
         Net cash provided by (used in) financing activities     2,049,481     (1,014,859)
                                                               -----------    -----------
         Net increase (decrease) in cash and cash
         Equivalents                                             1,259,187     (2,056,918)
         Cash and cash equivalents at beginning of period        1,943,522      3,502,546
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 3,202,709    $ 1,445,628
                                                               ===========    ===========
Supplemental cash flow information:
         Interest paid                                         $       777    $   188,992
         Income taxes paid                                     $       800    $        0

   The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2000, the Company entered into the following non-cash transaction:

- Issued 6,250,000 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (the "Company"), a Nevada corporation, develops, manufactures through subcontractors, markets, and distributes multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.

In March 1996, I/O Magic Corporation, a California corporation ("I/OMagic California"), originally incorporated on September 30, 1993 entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Pursuant to the Acquisition Agreement, Silvercrest acquired all of the outstanding stock of I/O Magic California totaling 6,570,583 shares in exchange for an aggregate 6,570,583 shares of newly-issued common stock. In connection with the Acquisition Agreement, the Company issued 624,704 shares of common stock. For accounting purposes, the acquisition has been treated as a recapitalization of I/OMagic California, with I/OMagic California as the accounting acquirer (reverse acquisition). The reverse acquisition was recorded at the historical cost of I/O Magic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company listed on NASDAQ's over-the-counter market with dormant operations and no assets or liabilities. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of I/OMagic Corporation. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

As of March 31, 2001 (unaudited) and 2000 (unaudited), the Company had potential common stock as follows:

                                                          2001         2000
     Weighted-average common shares
        Outstanding during the period                  67,917,791   38,544,322

    Incremental shares assumed to be
        outstanding since the beginning of the
        period related to stock options and warrants
        outstanding (unaudited)                              --        964,792
                                                       ----------   ----------

    FULLY DILUTED WEIGHTED-AVERAGE COMMON
        SHARES AND POTENTIAL COMMON STOCK

(UNAUDITED)                                            67,917,791   39,509,114
                                                       ----------   ----------

Since the Company had a net loss for the three months ended March 31, 2001, basic and diluted shares are the same.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:


                                                                            March 31,
                                                                               2001
                                                                           -----------
                                                                            (unaudited)
Accounts payable                                                            $1,464,093
Accrued rebates and marketing                                                3,044,771
Accrued compensation and related benefits                                      454,455
Other                                                                          821,865
                                                                           -----------
TOTAL                                                                       $5,785,184
                                                                           ===========

NOTE 4 - INVENTORY

Inventory consisted of the following:

                                                                            March 31,
                                                                              2001
                                                                           -----------
                                                                           (unaudited)
Component parts                                                            $ 5,095,168
Finished goods                                                               5,198,181
Reserves for inventory                                                      (1,647,354)
                                                                           -----------
TOTAL                                                                      $ 8,645,995
                                                                           ===========

NOTE 5 - LINE OF CREDIT

The credit facility provides for a revolving line of credit allowing the Company to borrow the lesser of a) $20,000,000, less $9,000,000, representing the stated value of preferred stock issued to the financial institution and less any floorplan loan balances or b) the sum of 70% of eligible receivables, plus 30% of eligible inventory less any loan reserves, less any floorplan loan balances. Advances on the revolving line of credit bear interest at the base rate (8.00% as of March 31, 2001) plus 0.5%. As of March 31, 2001, the outstanding balance under the revolving line of credit was $5,984,855.

The credit facility provides for a floorplan loan that allows the Company to borrow up to $5,000,000. Advances against floorplanned inventory are not to exceed at any time $5,000,000, less the amount of any outstanding approvals given by the financial institution to any manufacturer of floorplanned inventory. Borrowings advanced under the line are interest free until the expiration of the subsidized free period pursuant to the agreement. Interest charged on the amounts past due bear interest at the base rate plus 6%. As of March 31, 2001, the floorplan loan was not utilized.

NOTE 6 - CREDIT LINES FROM RELATED PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2000 and March 31, 2001 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with an April 1999 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2000 and March 31, 2001 (unaudited), there were $2,369,220 and $2,780,352, respectively, in trade payables outstanding under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through March 2010.

Rent expense was $149,858 and $39,863 for the three months ended March 31, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying statements of income.

EMPLOYMENT CONTRACT

The Company has entered into an employment contract with one of its officers which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of the Company, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. No bonus amounts were paid during the three months ended March 31, 2001 or 2000. As of March 31, 2001, there was $97,865 accrued under this agreement.

RETAIL AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended March 31, 2001 and 2000, the Company incurred $166,645 (unaudited) and $409,667 (unaudited), respectively, related to these agreements. Such is included in selling, marketing, and advertising in the accompanying statements of income.

NOTE 8 - CAPITAL TRANSACTIONS

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


COMMON STOCK ISSUED FOR INVENTORY

During the three months ended March 31, 2000, the Company issued 6,250,000 (unaudited) shares of restricted common stock to a stockholder and vendor, valued at $0.80 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis).

STOCK OPTION PLANS

During the three months ended March 31, 2000, the Company granted non-qualified and incentive stock options to purchase a total of 2,012,500 shares of common stock to officers and employees and certain consultants under the Company's stock option plans. The stock options vest either immediately or ratably over five years. Exercise prices range from $2.00 to $3.00 and the options expire five years from the date of grant. No stock options were granted during the three months ended March 31, 2001.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and 2000, the Company had purchases from related parties totaling approximately $4,380,700 (unaudited)and $8,299,542 (unaudited), respectively.

NOTE 10 - SUBSEQUENT EVENTS

On April 18, 2001, the Company initiated a new line of credit with a new institution which paid off the balance owed under the line of credit assumed under the IOM Holdings acquisition. The amount of the payoff was $5,285,621.

The new credit facility provides for a revolving line of credit allowing the Company to borrow the lesser of a) $8,000,000 or b) 65% of eligible receivables. Advances on the revolving line of credit bear interest at the base rate (8.00% as of April 18, 2001) plus 0.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     RESULTS OF OPERATIONS


Revenues for the period ended March 31, 2001 ("2001") were $10,215,151, compared to revenues for the period ended March 31, 2000 ("2000") of $15,949,780. The decrease in revenues is primarily attributable to the slowdown in the national economy, which has affected the Company's customers and thus the Company. The Company believes that if current economic conditions continue, then the Company's second quarter may be adversely affected. The Company had a sales backlog as of March 31, 2001 of $1,903,770 and it had a sales backlog of $2,774,371 as of March 31, 2000.

Cost of sales as a percentage of revenues increased from 83.00% ($13,238,734) in 2000 to 89.45% ($9,137,277) in 2001. This was primarily due to much higher rebate costs in 2001 than 2000 (the Company changed its policy to offset rebates against revenues). Cost of product as a percentage of revenues before rebates decreased in 2001 from 2000 due to no OEM revenues in 2001, which have a lower margin. The Company did not "write down" any of its inventory during the three months ended March 31, 2001 or March 31, 2000.

Operating expenses as a percentage of revenues increased from 11.73% ($1,870,763) in 2000 to 24.77% ($2,529,906) in 2001.

Selling, marketing and advertising as a percentage of revenues decreased from 5.47% ($872,989) in 2000 to 5.38% ($549,161) in 2001.

General and administrative expenses as a percentage of revenues increased from 6.15% ($980,181) in 2000 to 13.96% ($1,425,834) in 2001. The increase is primarily due to redundant expenses resulting from the Company's acquisition of IOM Holdings on December 31, 2000. The Company has begun to reduce excess expenses in the second quarter of 2001 and expects such to continue throughout the year 2001.

Depreciation and amortization increased from $17,593 (0.11% of revenues) in 2000 to $554,911 (5.43% of revenues) in 2001. This is due to the acquisition of IOM Holdings fixed assets on December 31, 2000 and $482,284 for the amortization of the Hi-Val and Digital Research Technology trademarks acquired in the acquisition.

Other income (expense) decreased as a percentage of sales from (0.01%) ($2,223 income) to 1.94% ($197,833 expense). This was primarily due to interest expense from the line of credit the Company took over in the acquisition of IOM Holdings.

Provision for income taxes for the period ended March 31, 2000 represents Federal taxes as a result of the Company's taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit. Provision for income taxes for the period ended March 31, 2001 represents Federal taxes as a result of the Company's estimated annualized taxable income being subject to Alternative Minimum Taxes
(AMT), California state franchise tax estimate, and the current period deferred benefit.

Net profits decreased from $975,506 for the three months ended March 31, 2000 to a loss of $2,076,956 for the three months ended March 31, 2001.


     LIQUIDITY AND CAPITAL RESOURCES


Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers: $5 million with BTC and $2 million with Lung Hwa. Borrowings under those arrangements provided the Company interest free for up to 60 days. The Company has trade accounts payable outstanding balances on these lines of $2,780,352 and $779,918, respectively, as of March 31, 2001 and 2000.

In April 2000, the Company assumed a line of credit in the acquisition of IOM Holdings (see NOTE 5). The Company believes that its current cash flow from operations, the amount available under the assumed line of credit and the amounts available under its existing vendor lines of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

In addition, certain of the Company's stockholders and vendors continue to provide inventory in exchange for common stock of the Company.

For the three months ended March 31, 2001 the Company had a net decrease in cash in the amount of $2,056,918. This was due to cash used by operating activities of $1,016,572, cash used in investing activities of $25,487 and cash used in financing activities of $1,014,859. Cash from all accounts receivable changes decreased by $775,192 and cash from inventory changes increased by $2,705,492. Cash used in investing activities was for leasehold improvements, furniture and computer equipment. Cash used in financing activities was primarily for payments on the line of credit.

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

The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the event the Company resumes the revenue growth it experienced in 1999 and 2000, the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, those listed below.

Significant Customer Concentration

During the three month period ended March 31, 2001 the Company had three major customers which accounted for approximately 81% of the Company's net sales. The amounts due from these major customers on March 31, 2001 amounted to approximately $12,664,418. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit. Ernst & Young, LLP counter-claimed to recover fees in connection with the audit. In February 2001, the arbitrator ruled that there was potential liability for both parties. The damage phase of the arbitration is currently scheduled for May 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Incorporated by reference from Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2001 (see Management's Discussion and Analysis and Liquidity and Capital Resources). See Financial Statement Supplemental Schedule of Non-Cash Investing and Financing Activities and Note 6.

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




                                      I/OMAGIC CORPORATION

DATED:   May 17, 2001                 By:   /s/   Tony Shahbaz
                                         -----------------------------------
                                      Tony Shahbaz, President and Chief
                                      Executive Officer, Chief Financial Officer