Form 10-Q
period 2001-06-30
I OMAGIC CORP/CA
filed 2001-08-20
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27267

I/OMAGIC CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	88-0290623

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes       ☒         No        ☐

As of August 20, 2001, the number of shares of Common Stock issued and outstanding was 67,930,291.

Transitional Small Business Disclosure Format (check one):
Yes       ☐         No        ☒

I/OMAGIC CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

FINANCIAL INFORMATION
PART 1 - ITEM 1

I/OMAGIC CORPORATION
BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)

ASSETS

	DECEMBER 31, 2000	JUNE 30, 2001

		(Unaudited)
CURRENT ASSETS
Cash	$3,502,546	$718,772
Accounts receivable, net of allowance for doubtful accounts of $2,106,518 and $2,451,401	18,109,794	14,705,882
Accounts receivable from related parties	84,710	135,751
Inventory, net	6,783,715	7,058,386
Inventory in transit	13,011,000	3,605,550
Income tax receivable	34,311	34,311
Prepaid expenses and other current assets	184,523	1,232,415
Current portion of deferred income taxes	1,556,000	1,293,909

TOTAL CURRENT ASSETS	43,266,599	28,784,976

FURNITURE AND EQUIPMENT, NET	1,427,772	1,388,479
TRADEMARK, net of accumulated amortization of $1,446,852 and $2,411,416	8,198,827	7,234,263
DEFERRED INCOME TAXES, net of current portion	165,000	-
OTHER ASSETS	40,240	40,240

TOTAL ASSETS	$53,098,438	$37,447,959

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION
BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31, 2000	JUNE 30,2001

		(Unaudited)
CURRENT LIABILITIES
Line of credit	$6,996,969	$3,896,011
Accounts payable and accrued expenses	12,171,712	4,683,724
Due to related parties	-	2,753,097
Current portion of capital lease obligation	27,121	20,629
Reserves for customer returns and allowances	2,232,087	2,058,110

TOTAL CURRENT LIABILITIES	21,427,889	13,411,571

CAPITAL LEASE OBLIGATIONS, net of current portion	10,978	4,396

Total liabilities	21,438,867	13,415,967

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
10,000,000 shares authorized, $0.001 par value
Series A, 1,000,000 shares authorized 875,000 shares issued and outstanding	875	875
Series B, 1,000,000 shares authorized 250,000 shares issued and outstanding	250	250
Additional paid-in capital	8,998,875	8,998,875

Total redeemable convertible preferred stock	9,000,000	9,000,000

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value 100,000,000 shares authorized 67,917,791 and 67,930,291 (unaudited shares) issued and outstanding	67,918	67,931
Additional paid in capital	31,493,345	31,493,958
Deferred compensation	(3,100)	-
Accumulated deficit	(8,898,592)	(16,529,897)

TOTAL STOCKHOLDERS’ EQUITY	22,659,571	15,031,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,098,438	$37,447,959

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

	Six Months Ended June 30, (Unaudited)		Three Months Ended June 30, (Unaudited)

	2001	2000	2001	2000

Net sales	$18,802,392	$33,047,175	$8,587,241	$17,097,395
Cost of sales	20,333,495	27,305,926	11,196,218	14,067,192

Gross profit (loss)	(1,531,103)	5,741,249	(2,608,977)	3,030,203

Operating expenses
Selling, marketing and advertising	1,577,814	1,576,366	1,028,653	703,377
General and administrative	2,754,801	2,566,401	1,328,967	1,586,220
Depreciation and amortization	1,112,833	565,443	557,922	547,850

Total operating expense	5,445,448	4,708,210	2,915,542	2,837,447

Income (loss) from operations	(6,976,551)	1,033,039	(5,524,519)	192,756

Other income (expense)
Interest income	33,953	23,432	4,848	20,432
Interest expense	(269,384)	(464,248)	(80,392)	(463,471)
Other income	10,170	20,063	-	20,063
Other expense	-	-	48,116	-

Total other income (expense)	(225,261)	(420,753)	(27,428)	(422,976)

Income (loss) before provision for income taxes	(7,201,812)	612,286	(5,551,947)	(230,220)

Provision for income taxes	429,491	93,600	2,400	226,600

Net income (loss)	$(7,631,303)	$518,686	$(5,554,347)	$(456,820)

Basic earnings (loss) per share	$(0.11)	$0.01	$(0.08)	$(0.01)

Diluted earnings (loss) per share	$(0.11)	$0.01	$(0.08)	$(0.01)

Basic weighted-average shares outstanding	67,919,851	38,906,793	67,921,225	39,268,673

Diluted weighted-average shares outstanding	67,919,851	39,135,433	67,921,225	39,268,673

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

	Six Months Ended June 30, (Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$(7,631,303)	$518,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,271	83,163
Amortization of trademark	964,564	482,280
Amortization of deferred compensation	3,100	6,200
Interest Imputed on notes payable	-	318,121
Tax effect of exercised options	-	24,000
Provision for allowance for doubtful accounts	344,883	78,642
Reserve for obsolete inventory	(138,881)	(24,087)
Deferred income tax	427,091	(75,800)
Reserve for customer returns and allowances	(173,976)	669,264
(Increase) decrease in:
Accounts receivable	3,059,028	(10,930,149)
Accounts receivable from related parties	(51,041)	6,931,427
Inventory	9,269,660	(762,313)
Prepaid expenses and other current assets	(1,047,894)	(60,750)
Other assets	-	5,000
Increase (Decrease) in:
Accounts payable and accrued expenses	(7,487,988)	773,440
Accounts payable to related parties	2,753,097	268,971
Income taxes payable	-	20,500

Net cash provided by (used in) operating activities	438,611	(1,673,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(108,978)	(81,350)

Net cash used in investing activities	(108,978)	(81,350)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments) borrowings on line of credit	(3,100,958)	2,673,804
Payments on capital lease obligations	(13,074)	(6,930)
Proceeds from exercise of warrants	625	50,625
Payments on notes payable – related party	-	(247,909)
Proceeds from sale and issuance of common stock	-	2,000,000

Net cash provided by (used in) financing activities	(3,113,407)	4,469,589

Net increase (decrease) in cash and cash equivalents	(2,783,774)	2,714,834
Cash and cash equivalents at beginning of period	3,502,546	1,943,522

Cash and cash equivalents at end of period	$718,772	$4,658,356

Supplemental cash flow information:
Interest paid	$269,384	$146,127
Income taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000, the Company entered into the following non-cash transaction:

- Issued 6,250,000 (unaudited) shares of common stock for $5,000,000 (unaudited) in inventory

- Converted accounts payable of $60,000 (unaudited) for 40,000 (unaudited) shares of common stock.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (the "Company"), a Nevada corporation, markets and distributes computer peripheral products and digital entertainment products.  The Company sells its products in the United States through distribution and national retail chains.  The Company sells its products under the brand names of I/O Magic, Hi-Val, and Digital Research Technologies.

Acquisitions

Hi-Val, Inc.

On March 29, 2000, IOM Holdings, Inc. (“IOMH”) acquired certain assets of Hi-Val, Inc.  (“Hi-Val”) for the benefit of Hi-Val’s creditors pursuant to Section 493.010 of the California Code of Civil Procedures.  The purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest.  The purchase price was paid as follows: (i) $6,878,335 through the revolving line of credit, (ii) $7,000,000 notes payable at 0% interest (imputed to $6,522,819 based on 9.5% interest), and (iii) $2,000,000 notes payable at prime (9.5% as of December 31, 2000), plus 0.5% issued to IOMH’s lending institution.  IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as a trademark, which is being amortized on a straight-line basis over five years.  The acquisition was accounted for by the purchase method.

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

As of June 30, 2001 (unaudited) and 2000 (unaudited), the Company had potential common stock as follows:

	2001	2000

Weighted-average common shares
Outstanding during the period	67,919,851	38,906,793

Incremental shares assumed to be outstanding since the beginning of the period related to stock options and warrants outstanding (unaudited)	-	228,640

FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES AND POTENTIAL COMMON STOCK (UNAUDITED)	67,919,851	39,135,433

Since the Company had a net loss for the six months ended June 30, 2001, basic and diluted shares are the same.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

June 30, 2001

(unaudited)

Accounts payable	$1,220,990
Accrued rebates and marketing	2,515,848
Accrued compensation and related benefits	477,818
Other	469,068

TOTAL	$4,683,724

NOTE 4 - INVENTORY

Inventory consisted of the following:

June 30, 2001

(unaudited)

Component parts	$5,067,517
Finished goods	3,686,415
Reserves for inventory	(1,695,546)

TOTAL	$7,058,386

NOTE 5 – LINE OF CREDIT

On April 18, 2001 the credit facility which had been assumed in the December 31, 2000 acquisition of IOM Holdings was paid off.  The payoff was by means of a new credit facility with another institution and was for $5,285,621.  The new credit facility provides for a revolving line of credit allowing the Company to borrow the lesser of a) $8,000,000 or b) 65% of eligible receivables.  Advances on the revolving line of credit bear interest at the base rate (6.75% as of June 30, 2001) plus 0.25%.  As of June 30, 2001, the outstanding balance under the revolving line of credit was $3,896,011.

NOTE 6 - CREDIT LINES FROM RELATED PARTIES

The company has available three lines of credit from related parties for a total of $9.0 million as follows:

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt.  The credit agreement can be terminated or changed at any time. As of December 31, 2000 and June 30, 2001 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with an April 1999 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2000 and June 30, 2001 (unaudited), there were $2,369,220 and $1,402,326, respectively, in trade payables outstanding under this arrangement.

Furthermore, the Company has a $2.0 million trade line of credit with Citrine/Ritek.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through March 2010.

Rent expense was $271,891 and $138,752 for the six months ended June 30, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

EMPLOYMENT CONTRACT
The Company has entered into an employment contract with one of its officers which expires upon written termination.  The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the “net profits” of the Company, as defined.  The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000.  For net profits in excess of $500,000, the bonus is 7% of such excess.  Bonuses of $216,467 for the year ended December 31, 1999 were paid during the six months ended June 30, 2000.  No bonuses were paid during the three months ended June 30, 2001.  As of June 30, 2001, there was $97,865 accrued under this agreement.

RETAIL AGREEMENTS
In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management’s evaluation of historical experience and current industry and Company trends. During the three months ended June 30, 2001 and 2000, the Company incurred $879,858 (unaudited) and $621,834 (unaudited), respectively, related to these agreements.  Such is included in selling, marketing, and advertising in the accompanying statements of operations.

NOTE 8 - CAPITAL TRANSACTIONS

COMMON STOCK ISSUED FOR CASH
During the six months ended June 30, 2000, the Company issued an aggregate of 632,912 (unaudited) restricted shares of common stock for cash totaling $2,000,000, or at a per share price of $3.16 (unaudited).

COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS
During the six months ended June 30, 2000, the Company issued an aggregate of 52,500 (unaudited) restricted shares of common stock in connection with the exercise of warrants for cash totaling $50,624 (unaudited), or at a per share price ranging from $0.05 (unaudited) to $2.00 (unaudited).

During the six months ended June 30, 2001, the Company issued 12,500 (unaudited) shares of common stock in connection with the exercise of warrants for cash of $625, or at a price per share of $0.05.

COMMON STOCK ISSUED FOR INVENTORY
During the six months ended June 30, 2000, the Company issued 6,250,000 (unaudited) shares of restricted common stock to a stockholder and vendor, valued at $0.80 per share for $5,000,000 of inventory, as defined (valued at transferor’s cost basis).

STOCK OPTION PLANS
During the six months ended June 30, 2000, the Company granted non-qualified and incentive stock options to purchase a total of 2,012,500 shares of common stock to officers and employees and certain consultants under the Company’s stock option plans.  The stock options vest either immediately or ratably over five years.  Exercise prices range from $2.00 to $3.00 and the options expire five years from the date of grant.  No stock options were granted during the six months ended June 30, 2001.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001 and 2000, the Company had purchases from related parties totaling approximately $1,935,900 (unaudited)and $18,782,800 (unaudited), respectively.

King Eagle Enterprises, Inc., a related party, is involved in printing and packaging services to the Company.  King Eagle Enterprises, Inc. is currently seeking investments in and/or acquisitions of printing and packaging facilities to better accommodate cost/support to the Company.

The Company leases its corporate office from its major shareholder.  During the six months ended June 30, 2001, the Company paid $172,032 for rent expense.

NOTE 10 – SUBSEQUENT EVENTS

The Company is currently in the process of signing a new revolving line of credit with its current lending institution.  The proposed agreement will allow the Company to borrow the lesser of a) $11,000,000 or b) 65% of eligible receivables. Advances will bear interest at the base rate (currently 6.75%) plus 0.25%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Three Months ended June 30, 2001 and 2000

                   Results of Operations

Revenues for the period ended June 30, 2001 ("2001") were $8,587,241, compared to revenues for the period ended June 30, 2000 ("2000") of $17,097,395. The decrease in revenues is primarily attributable to the slowdown in the national economy, which has affected the Company’s customers and thus the Company.  The Company signed new agreements with two major customers at the end of the second quarter, and the Company believes that these agreements will enable the Company to increase its sales in the third quarter. The Company had a sales backlog as of June 30, 2001 of $18,404,895 and it had a sales backlog of $1,951,665 as of June 30, 2000.

Cost of sales as a percentage of revenues increased from 82.28% ($14,067,192) in 2000 to 130.38% ($11,196,218) in 2001. This was primarily due to the write-down by $3,455,682 of obsolete and slow-moving inventory.  This was primarily Hi-Val inventory acquired in the IOM Holdings acquisition on December 31, 2000.  In addition, the Company incurred much higher rebate costs in 2001 than 2000 (the Company changed its policy to offset rebates against revenues). Cost of product as a percentage of revenues before rebates decreased in 2001 from 2000 due to no OEM revenues in 2001, which have a lower margin.

Operating expenses as a percentage of revenues increased from 16.60% ($2,837,447) in 2000 to 33.95% ($2,915,542) in 2001.

Selling, marketing and advertising as a percentage of revenues increased from 4.11% ($703,377) in 2000 to 11.98% ($1,028,653) in 2001, primarily due to increased marketing in relation to the new sales agreement with a major customer in the quarter.

General and administrative expenses as a percentage of revenues increased from 9.28% ($1,586,220) in 2000 to 15.48% ($1,328,967) in 2001. The increase is primarily due to the decrease in sales in 2001 versus 2000, as most general and administrative expenses are fixed.  In addition, the Company had some redundant expenses resulting from the Company’s acquisition of IOM Holdings on December 31, 2000.  The Company began to reduce excess expenses in the second quarter of 2001 and expects such to continue throughout the year 2001.

Depreciation and amortization increased from $547,850 (3.20% of revenues) in 2000 to $557,922 (6.50% of revenues) in 2001.  The percentage increase is due to the reduction in sales in 2001 versus 2000.

Other income (expense) decreased as a percentage of sales from (2.47%) ($422,976 expense) to 0.32% ($27,428 expense).  This was primarily due to a decrease in interest expense due to borrowings being lower in 2001.

Provision for income taxes for the period ended June 30, 2000 represents Federal tax estimate and California state franchise tax estimate.  Provision for income taxes for the period ended June 30, 2001 represents Federal taxes as a result of the Company’s estimated annualized taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit.

Net losses decreased from $456,820 for the three months ended June 30, 2000 to a loss of $5,554,347 for the three months ended June 30, 2001.

Six Months ended June 30, 2001 and 2000

                   Results of Operations

Revenues for the period ended June 30, 2001 ("2001") were $18,802,392, compared to revenues for the period ended June 30, 2000 ("2000") of $33,047,175. The decrease in revenues is primarily attributable to the slowdown in the national economy, which has affected the Company’s customers and thus the Company.  The Company signed new agreements with two major customers at the end of the second quarter, and the Company believes that these agreements will enable the Company to increase its sales in the third quarter. The Company had a sales backlog as of June 30, 2001 of $18,404,895 and it had a sales backlog of $1,951,665 as of June 30, 2000.

Cost of sales as a percentage of revenues increased from 82.63% ($27,305,926) n 2000 to 108.14% ($20,333,495) in 2001.  This was primarily due to the write-down by $3,455,682 of obsolete and slow-moving inventory.  This was primarily inventory acquired in the acquisition of IOM Holdings on December 31, 2000.In addition, the Company incurred much higher rebate costs in 2001 than 2000 (the Company changed its policy to offset rebates against revenues). Cost of product as a percentage of revenues before rebates decreased in 2001 from 2000 due to no OEM revenues in 2001, which have a lower margin.

Operating expenses as a percentage of revenues increased from 14.25% ($4,708,210) in 2000 to 28.96% ($5,445,448) in 2001.

Selling, marketing and advertising as a percentage of revenues increased from 4.77% ($1,576,366) in 2000 to 8.39% ($1,577,814) in 2001.

General and administrative expenses as a percentage of revenues increased from 7.77% ($2,566,401) in 2000 to 14.65% ($2,754,801) in 2001.  The increase is primarily due to the decrease in sales in 2001 versus 2000, as most general and administrative expenses are fixed.  In addition, the Company had some redundant expenses resulting from the Company’s acquisition of IOM Holdings on December 31, 2000.  The Company began to reduce excess expenses in the second quarter of 2001 and expects such to continue throughout the year 2001.

Depreciation and amortization increased from $565,443 (1.71% of revenues) in 2000 to $1,112,833 (5.92% of revenues) in 2001.  This is due to six months or amortization of the Hi-Val and Digital Research Technology trademarks in 2001 versus three months in 2000.  In addition, part of the percentage increase is due to the reduction in sales in 2001 versus 2000.

Other income (expense) decreased as a percentage of sales from (1.27%) ($420,753 expense) to 1.20% ($225,261 expense).  This was primarily due to a decrease in interest expense due to borrowings being lower in 2001.

Provision for income taxes for the period ended June 30, 2000 represents Federal tax estimate and California state franchise tax estimate.  Provision for income taxes for the period ended June 30, 2001 represents Federal taxes as a result of the Company’s estimated annualized taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit

Net profits decreased from $518,686 income for the six months ended June 30, 2000 to a loss of $7,631,303 for the six months ended June 30, 2001.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has two lines of credit with its major suppliers: $5 million with BTC and $2 million with Lung Hwa. Borrowings under those arrangements is provided to the Company interest free for up to 60 days. The Company had trade accounts payable outstanding balances on these lines of $2,053,625 and $5,167,919, respectively, as of June 30, 2001 and 2000.

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

In addition, certain of the Company’s stockholders and vendors continue to provide inventory in exchange for common stock of the Company.

For the six months ended June 30, 2001 the Company had a net decrease in cash in the amount of $2,783,774. This was due to cash provided by operating activities of $438,610, cash used in investing activities of $108,978 and cash used in financing activities of $3,113,407. Cash from all accounts receivable changes increased by $3,007,988 and cash from inventory changes increased by $9,269,660. Cash used in investing activities was for leasehold improvements, furniture and computer equipment. Cash used in financing activities was primarily for payments on the line of credit.

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

The high technology requirements of the Internet increasingly require that consumers upgrade their personal computers to take full advantage of audio and video streaming capabilities. Further, there are increasing Internet applications for digitally based graphics data, such as pictures taken by digital cameras. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. In the event the Company resumes the revenue growth it experienced in 1999 and 2000, the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth. The Company is currently in the process of increasing its line of credit with its current lending institution.  In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

Factors That May Affect Future Results

The Company’s business, financial condition and results of operations may be impacted by a number of factors including, without limitation, those listed below.

Significant Customer Concentration

During the six month period ended June 30, 2001 the Company had three major customers which accounted for approximately 79% of the Company’s net sales and four major customers who accounted for $12,810,582 of accounts receivable. The Company’s strategy is to engage only with the largest retail customers in order to increase the Company’s growth and to expand its product offering.

The Company has no firm long-term sales commitments from any of its customers and enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company’s business, financial condition and results of operations will depend upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers products and the general economy. The factors affecting any of the Company’s major customers or their customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

                   In April 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit.  Ernst & Young, LLP counter-claimed to recover fees in connection with the audit.  In February 2001, the arbitrator ruled that there was potential liability for both parties.  The damage phase of the arbitration is currently ongoing.

Item 2.  Changes in Securities and Use of Proceeds

                   Incorporated by reference from Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2001 (see Management's Discussion and Analysis and Liquidity and Capital Resources).  See Financial Statement Supplemental Schedule of Non-Cash Investing and Financing Activities and Note 6.

Item 3.  Defaults Upon Senior Securities

                   None

Item 4.  Submission of Matters to a Vote of Security Holders

                   None.

Item 5.  Other Information

                   None.

Item 6.  Exhibits and Reports on Form 8-K

                   The following documents are filed as part of this report:

                                        1.  Reports on Form 8-K filed:  None

Signatures

                   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.
I/OMAGIC CORPORATION

DATED:	August 18, 2001	By:	/s/ Tony Shahbaz

Tony Shahbaz, President and Chief Executive
Officer, Chief Financial Officer