Form 10-Q
period 2001-09-30
I OMAGIC CORP/CA
filed 2001-11-14
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number

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

Yes ☒                    No ☐

As of November 7, 2001, the number of shares of Common Stock issued and outstanding was 67,930,291.

Transitional Small Business Disclosure Format (check one):

Yes ☐                    No ☒

I/OMAGIC CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

FINANCIAL INFORMATION

PART 1 - ITEM 1

I/OMAGIC CORPORATION

BALANCE SHEETS

DECEMBER 31, 2000 AND SEPTEMBER 30, 2001 (UNAUDITED)

ASSETS
	DECEMBER 31, 2000	SEPTEMBER 30, 2001
CURRENT ASSETS
Cash	$3,502,546	$8,962,896
Accounts receivable, net of allowance for doubtful accounts of $2,106,518 and $2,437,865	18,109,794	17,458,000
Accounts receivable from related parties	84,710	45,522
Inventory, net	6,783,715	9,967,046
Inventory in transit	13,011,000	-
Income tax receivable	34,311	34,311
Prepaid expenses and other current assets	184,523	1,352,128
Deferred tax provision	1,556,000	1,293,909

TOTAL CURRENT ASSETS	43,266,599	39,113,812

FURNITURE AND EQUIPMENT, NET	1,427,772	1,325,756
TRADEMARK, net of accumulated amortization of $1,446,852 and $2,893,696	8,198,827	6,751,983
DEFERRED INCOME TAXES, net of current portion	165,000	-
OTHER ASSETS	40,240	40,240

TOTAL ASSETS	$53,098,438	$47,231,791

The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS’ EQUITY
	DECEMBER 31, 2000	SEPTEMBER 30, 2001
CURRENT LIABILITIES

Line of credit	$6,996,969	$6,695,941
Accounts payable and accrued expenses	12,171,712	8,566,514
Due to related parties	-	2,736,338
Current portion of capital lease obligation	27,121	16,337
Reserves for customer returns and allowances	2,232,087	3,144,759

TOTAL CURRENT LIABILITIES	21,427,889	21,159,889

CAPITAL LEASE OBLIGATIONS, net of current portion	10,978	1,790

Total liabilities	21,438,867	21,161,679

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK

10,000,000 shares authorized, $0.001 par value Series A, 1,000,000 shares authorized 875,000 shares issued and outstanding	875	875
Series B, 1,000,000 shares authorized 250,000 shares issued and outstanding	250	250
Additional paid-in capital	8,998,875	8,998,875

Total redeemable convertible preferred stock	9,000,000	9,000,000

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value 100,000,000 shares authorized 67,917,791 and 67,930,291 (unaudited) shares issued and outstanding	67,918	67,931
Additional paid in capital	31,493,345	31,493,958
Deferred compensation	(3,100)	-
Accumulated deficit	(8,898,592)	(14,491,777)

TOTAL STOCKHOLDERS’ EQUITY	22,659,571	17,070,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,098,438	$47,231,791

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$45,858,482	$47,060,307	$27,056,090	$14,013,132
Cost of sales	39,548,635	38,755,182	19,215,140	11,449,256

Gross profit	6,309,847	8,305,125	7,840,950	2,563,876

Operating expenses
Selling, marketing and advertising	5,241,471	2,579,902	3,663,657	1,003,536
General and administrative	4,258,517	4,491,154	1,503,716	1,924,753
Depreciation and amortization	1,672,260	1,114,581	559,427	549,138

Total operating expense	11,172,248	8,185,637	5,726,800	3,477,427

Income (loss) from operations	(4,862,401)	119,488	2,114,150	(913,551)

Other income (expense)
Interest income	34,953	42,718	1,000	19,286
Interest expense	(345,814)	(920,887)	(76,430)	(456,639)
Other income	10,170	20,163	-	100

Total other income (expense)	(300,691)	(858,006)	(75,430)	(437,253)

Income (loss) before provision for income taxes	(5,163,092)	(738,518)	2,038,720	(1,350,804)

Provision for (benefit from) income taxes	430,091	10,864	600	(82,736)
Net income (loss)	$(5,593,183)	$(749,382)	$2,038,120	$(1,268,068)

Basic earnings (loss) per share	$(0.08)	$(0.02)	$0.03	$(0.03)

Diluted earnings (loss) per share	$(0.08)	$(0.02)	$0.03	$(0.03)

Basic weighted-average shares outstanding	67,923,148	39,015,695	67,930,291	39,306,951

Diluted weighted-average shares outstanding	67,923,148	39,015,695	67,930,291	39,306,951

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations Adjustments to reconcile net loss to net cash provided by operating activities:	$(5,593,183)	$(749,382)
Depreciation and amortization	225,417	150,021
Amortization of trademark	1,446,844	964,560
Amortization of deferred compensation	3,100	9,300
Provision for allowance for doubtful accounts	331,347	160,871
Reserve for obsolete inventory	36,260	74,263
Deferred income tax	427,091	(115,000)
Reserve for customer returns and allowances	912,673	843,214
Tax effect of exercised options	-	52,000
Interest imputed on notes payable	-	318,120
(Increase) decrease in:
Accounts receivable:	320,446	(9,820,305)
Accounts receivable from related parties	39,189	7,040,717
Inventory	9,791,410	(345,861)
Prepaid expenses and other current assets	(1,167,609)	(47,599)
Other assets	-	5,000
Increase (Decrease) in:
Accounts payable and accrued expenses	(3,605,197)	(2,359,659)
Accounts payable to related parties	2,736,338	720,104
Income taxes payable	-	(61,858)

Net cash provided by (used in) operating activities	5,904,126	(3,161,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(123,401)	(162,436)

Net cash (used in) investing activities	(123,401)	(162,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit	(301,028)	2,111,532
Payments on capital lease obligations	(19,972)	(11,609)
Proceeds from exercise of warrants	625	53,058
Payments on notes payable – related party	-	(247,909)
Proceeds from sale and issuance of common stock	-	2,000,000

Net cash provided by (used in) financing activities	(320,375)	3,905,072

Net increase (decrease) in cash and cash equivalents	5,460,350	581,142
Cash and cash equivalents at beginning of period	3,502,546	1,943,522

Cash and cash equivalents at end of period	$8,962,896	$2,524,664
Supplemental cash flow information:
Interest paid	$345,814	$602,767
Income taxes paid	$1,400	$800

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 31, 2000, the Company entered into the following non-cash transaction:

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

In March 1996, I/O Magic Corporation, a California corporation ("I/OMagic California"), originally incorporated on September 30, 1993 entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Pursuant to the Acquisition Agreement, Silvercrest acquired all of the outstanding stock of I/OMagic California totaling 6,570,583 shares in exchange for an aggregate 6,570,583 shares of newly-issued common stock. In connection with the Acquisition Agreement, the Company issued 624,704 shares of common stock. For accounting purposes, the acquisition has been treated as a recapitalization of I/OMagic California, with I/OMagic California as the accounting acquirer (reverse acquisition). The reverse acquisition was recorded at the historical cost of I/O Magic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company listed on NASDAQ’s over-the-counter market with dormant operations and no assets or liabilities. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  The unaudited condensed financial statements include the accounts of I/OMagic Corporation and subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

As of September 30, 2001 (unaudited) and 2000 (unaudited), the Company had potential common stock as follows:

	2001	2000
Weighted-average common shares Outstanding during the period	67,923,148	39,015,695
Incremental shares assumed to be outstanding since the beginning of the period related to stock options and warrants outstanding (unaudited)	-	-
FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES AND POTENTIAL COMMON STOCK (UNAUDITED)	67,923,148	39,015,695

Since the Company had a net loss for the nine months ended September 30, 2001 and September 30, 2000, basic and diluted shares are the same.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

September 30,
2001
(unaudited)

Accounts payable	$1,763,130
Accrued rebates and marketing	5,594,974
Accrued compensation and related benefits	465,305
Other	743,105

TOTAL	$8,566,514

NOTE 4 - INVENTORY

Inventory consisted of the following

September 30,
2001
(unaudited)

Component parts	$6,126,639
Finished goods	5,711,093
Reserves for inventory	(1,870,687)

TOTAL	$9,967,045

NOTE 5 – LINE OF CREDIT

On April 18, 2001 the credit facility which had been assumed in the December 31, 2000 acquisition of IOM Holdings was paid off.  The payoff was by means of a new credit facility with another institution and was for $5,285,621.  The new credit facility provides for a revolving line of credit allowing the Company to borrow the lesser of a) $8,000,000 or b) 65% of eligible receivables.  Advances on the revolving line of credit bear interest at the base rate (6.75% as of September 30, 2001) plus 0.25%.  As of September 30, 2001, the outstanding balance under the revolving line of credit was $6,695,941.

NOTE 6 - CREDIT LINES FROM RELATED PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt.  The credit agreement can be terminated or changed at any time. As of December 31, 2000 and September 30, 2001 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with an April 1999 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2000 and September 30, 2001 (unaudited), there were $2,369,220 and $1,724,338, respectively, in trade payables outstanding under this arrangement.

In connection with a December 2000 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2000 and September 30, 2001 (unaudited), there were $0 and $1,012,000, respectively, in trade payables outstanding under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through March 2010.

Rent expense was $418,288 and $300,719 for the nine months ended September 30, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying statements of income.

EMPLOYMENT CONTRACT

The Company has entered into an employment contract with one of its officers which expires upon written termination.  The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the “net profits” of the Company, as defined.  The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000.  For net profits in excess of $500,000, the bonus is 7% of such excess.  No bonuses were paid during the three months ended September 30, 2001.  As of September 30, 2001, there was $97,865 accrued under this agreement.

RETAIL AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management’s evaluation of historical experience and current industry and Company trends. During the three months ended September 30, 2001 and 2000, the Company incurred $3,235,990 (unaudited) and $309,752 (unaudited), respectively, related to these agreements.  Such is included in selling, marketing, and advertising in the accompanying statements of income.

NOTE 8 - CAPITAL TRANSACTIONS

COMMON STOCK ISSUED FOR CASH

During the nine months ended September 30, 2000, the Company issued an aggregate of 632,912 (unaudited) restricted shares of common stock for cash totaling $2,000,000, or at a per share price of $3.16 (unaudited).

COMMON STOCK ISSUED IN CONNECTION WITH THE EXERCISE OF WARRANTS

During the nine months ended September 30, 2000, the Company issued an aggregate of 105,578 (unaudited) restricted shares of common stock in connection with the exercise of warrants for cash totaling $53,058 (unaudited), or at a per share price ranging from $0.05 (unaudited) to $2.00 (unaudited).

During the nine months ended September 30, 2001, the Company issued an aggregate of 12,500 (unaudited) restricted shares of common stock in connection with the exercise of warrants for cash totaling $625 (unaudited), or at a per share price of $0.05 (unaudited).

COMMON STOCK ISSUED FOR SERVICES

During the nine months ended September 30, 2000, the Company issued an aggregate 40,000 (unaudited) unrestricted shares of common stock, valued at $1.50 per share, for $60,000 of legal services, which represented the fair market value of the services rendered.

COMMON STOCK ISSUED FOR INVENTORY

During the nine months ended September 30, 2000, the Company issued 6,250,000 (unaudited) shares of restricted common stock to a stockholder and vendor, valued at $0.80 per share for $5,000,000 of inventory, as defined (valued at transferor’s cost basis).

STOCK OPTION PLANS

During the nine months ended September 30, 2000, the Company granted non-qualified and incentive stock options to purchase a total of 2,012,500 shares of common stock to officers and employees and certain consultants under the Company’s stock option plans.  The stock options vest either immediately or ratably over five years.  Exercise prices range from $2.00 to $3.00 and the options expire five years from the date of grant.  No stock options were granted during the nine months ended September 30, 2001.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001 and 2000, the Company had purchases from related parties totaling approximately $7,863,562 (unaudited) and $23,746,205 (unaudited), respectively.

King Eagle Enterprises, Inc., a related party, is involved in printing and packaging services to the Company.  King Eagle Enterprises, Inc. is currently seeking investments in and/or acquisitions of printing and packaging facilities to better accommodate cost/support to the Company.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.”  Management believes this statement will not have a material impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Management believes this statement will not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management believes this statement will not have a material impact, if any, on the Company’s financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Company is currently in the process of signing a new revolving line of credit with its current lending institution.  The proposed agreement will allow the Company to borrow the lesser of a) $10,000,000 or b) 65% of eligible receivables. Advances will bear interest at the base rate (currently 6.75%) plus 0.25%.  In addition, the Company will have a line of $4,000,000 available for use by Letters of Credit for the purchase of inventory.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                Three Months ended September 30, 2001 and 2000

                Results of Operations

Revenues for the period ended September 30, 2001 ("2001") were $27,056,090, compared to revenues for the period ended September 30, 2000 ("2000") of $14,013,432. The increase in revenues is primarily attributable to new agreements signed with two major customers at the end of the second quarter. The Company had a sales backlog as of September 30, 2001 of $5,522,984 and it had a sales backlog of $726,079 as of September 30, 2000.

Cost of sales as a percentage of revenues decreased from 81.70% ($11,449,256) in 2000 to 71.02% ($19,215,140) in 2001. This was primarily due to a change in the mix of goods sold to a mix in which the gross margin of some items was greater than items sold the prior year.

Operating expenses as a percentage of revenues decreased from 24.82% ($3,477,427) in 2000 to 21.17% ($5,726,800) in 2001.

Selling, marketing and advertising as a percentage of revenues increased from 7.16% ($1,003,536) in 2000 to 13.54% ($3,663,657) in 2001, primarily due to increased marketing in relation to a new sales agreement with a major customer in the quarter.

General and administrative expenses as a percentage of revenues decreased from 13.74% ($1,924,753) in 2000 to 5.56% ($1,503,716) in 2001. The decrease is primarily due to the increase in sales in 2001 versus 2000, as most general and administrative expenses are fixed.  In addition, the Company reduced actual expenses due to redundancy from the Company’s acquisition of IOM Holdings on December 31, 2000.  The Company began to reduce excess expenses in the second quarter of 2001 and expects such to continue throughout the year 2001.

Depreciation and amortization increased from $549,138 (3.92% of revenues) in 2000 to $559,427 (2.07% of revenues) in 2001.  The percentage decrease is due to the increase in sales in 2001 versus 2000.

Other income (expense) decreased as a percentage of sales from (3.12%) ($437,253 expense) to 0.28% ($75,430 expense).  This was primarily due to a decrease in interest expense due to borrowings being lower in 2001.

Provision for income taxes for the period ended September 30, 2000 represents Federal tax estimate and California state franchise tax estimate.  Provision for income taxes for the period ended September 30, 2001 represents minimum California state franchise tax.

Net losses decreased from $1,268,068 for the three months ended September 30, 2000 to net income of $2,038,120 for the three months ended September 30, 2001.

Nine Months ended September  30, 2001 and 2000

                Results of Operations

Revenues for the period ended September 30, 2001 ("2001") were $45,858,482, compared to revenues for the period ended September 30, 2000 ("2000") of $47,060,307. The slight decrease in revenues is primarily attributable to the much lower sales in the first six months ($18,802,392 in 2001 versus $33,047,175 in 2000), mostly offset by a significant increase in sales in the three months ended September 30, 2001 versus sales in the three months ended September 30, 2000, which is due to new agreements signed with two major customers at the end of the second quarter. The Company had a sales backlog as of September 30, 2001 of $5,522,984 and it had a sales backlog of $726,079 as of September 30, 2000.

Cost of sales as a percentage of revenues increased from 82.35% ($38,755,182) in 2000 to 86.24% ($39,548,635) in 2001.  This was primarily due to the write-down by $3,455,682 of obsolete and slow-moving inventory at June 30, 2001.  This was primarily inventory acquired in the acquisition of IOM Holdings on December 31, 2000.  In addition, the Company incurred much higher rebate costs in 2001 than 2000 (the Company changed its policy to offset rebates against revenues). Cost of product as a percentage of revenues before rebates decreased in 2001 from 2000 due to no OEM revenues in 2001, which have a lower margin.

Operating expenses as a percentage of revenues increased from 17.39% ($8,185,637) in 2000 to 24.36% ($11,172,248) in 2001.

Selling, marketing and advertising as a percentage of revenues increased from 5.48% ($2,579,902) in 2000 to 11.43% ($5,241,471) in 2001.

General and administrative expenses as a percentage of revenues decreased from 9.54% ($4,491,154) in 2000 to 9.29% ($4,258,517) in 2001.  The decrease is primarily due to the reduction in actual expenses due to redundancy from the Company’s acquisition of IOM Holdings on December 31, 2000.  The Company began to reduce excess expenses in the second quarter of 2001 and expects such to continue throughout the year 2001.

Depreciation and amortization increased from $1,114,581 (2.37% of revenues) in 2000 to $1,672,260 (3.65% of revenues) in 2001.  This is due to nine months of amortization of the Hi-Val and Digital Research Technology trademarks in 2001 versus six months in 2000.

Other income (expense) decreased as a percentage of sales from (1.82%) ($858,006 expense) to 0.66% ($300,691 expense).  This was primarily due to a decrease in interest expense due to borrowings being lower in 2001.

Provision for income taxes for the period ended September 30, 2000 represents Federal tax estimate and California state franchise tax estimate.  Provision for income taxes for the period ended September 30, 2001 represents Federal taxes as a result of the Company’s estimated annualized taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit.

Net losses increased from $749,382 for the nine months ended September 30, 2000 to a loss of $5,593,183 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product. The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. The Company currently has three lines of credit with its major suppliers: $5 million with BTC, $3 million with Citrine and $2 million with Lung Hwa. Borrowings under those arrangements are provided to the Company interest free for up to 60 days. The Company had trade accounts payable outstanding balances on these lines of $1,724,338, $1,012,000 and $0, respectively, as of September 30, 2001 and $5,572,276, $0 and $0, respectively, as of September 30, 2000.

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

For the nine months ended September 30, 2001 the Company had a net increase in cash in the amount of $5,460,350. This was due to cash provided by operating activities of $5,904,126, cash used in investing activities of $123,401 and cash used in financing activities of $320,375. Cash from all accounts receivable changes increased by $359,635 and cash from inventory changes increased by $9,791,410. Cash used in investing activities was for leasehold improvements, furniture and computer equipment. Cash used in financing activities was primarily for payments on the line of credit.

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

Significant Customer Concentration

During the nine month period ended September 30, 2001 the Company had three major customers which accounted for approximately 81% of the Company’s net sales.  The amounts due from four major customers on September 30, 2001 amounted to approximately $15,368,431. The Company’s strategy is to constantly attempt to sign new major retail customers in order to both increase the Company’s growth and to reduce the impact of any one customer.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                                None.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit.  Ernst & Young, LLP counter-claimed to recover fees in connection with the audit.  In February 2001, the arbitrator ruled that there was potential liability for both parties.  The damage phase of the arbitration is currently ongoing.  Management expects a final decision by the end of 2001.

A Complaint was filed on August 2, 2001 by Mark Vakili and Mitra Vakili (“Plaintiffs”) against I/OMagic Corporation, IOM Holdings, Inc., and others (collectively, the Defendants”), in Orange County Superior Court.  The dispute concerns the real property upon which I/OMagic Corporation’s offices are located. The real property is owned by a general partnership, Alex Properties, in which Plaintiffs and Tony Shahbaz are general partners. The Plaintiffs’ claims against I/OMagic Corporation and IOM Holdings, Inc. relate to an accounting of rents and ejectment from the property.  The proceeding is in the early stages, but the Defendants intend to vigorously defend the claims and possibly file claims against the Plaintiffs if warranted.

Item 2.  Changes in Securities and Use of Proceeds

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

1.	Reports on Form 8-K filed:	None.

2.	Exhibits	None.

Signatures

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

I/OMAGIC CORPORATION

DATED:	November 14, 2001	By:	/s/ Tony Shahbaz
Tony Shahbaz, President and Chief Executive
Officer, Chief Financial Officer