Form 10-K
period 2001-12-31
I OMAGIC CORP/CA
filed 2002-04-15
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-27267

I/OMAGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0290623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 Wakeham Santa Ana, California	92705
(Address of principal executive offices)	(Zip code)

(714) 953-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(None)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein  and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Registrant’s net sales for its fiscal year ended December 31, 2001, were $67,788,959.  As of April 8, 2002, Registrant had 67,930,291 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $9,421,647.  This calculation is based upon the closing sales price of $0.78 per share on April 5, 2002.

Documents Incorporated By Reference.  None

i

PART I

ITEM 1 – BUSINESS

This report and the Company’s consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s future economic performance and its current beliefs regarding revenues it might earn if it was successful in implementing its business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

The information contained in this document is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Before deciding to buy or maintain a position in the Company’s common stock, prospective investors should carefully review and consider the various disclosures made in this report, and in other materials filed with the Securities and Exchange Commission (“SEC”) that discuss the Company’s business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company’s business, results of operations or financial condition.

Any of the factors described above or in the “Risk Factors” section below could cause the Company’s financial results, including the Company’s net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of the Company’s common stock to fluctuate substantially.

Corporate Overview

I/OMagic Corporation, a Nevada corporation (the “Company”), was formed on October 20, 1992 under the name Silvercrest Industries, Inc.  In March 1996 the Company acquired all of the outstanding shares of common stock of I/OMagic Corporation, a California corporation (“I/OMagic California”), in exchange for shares of the Company’s common stock.  I/OMagic California was incorporated in 1993 and since its incorporation has been engaged in providing computer peripheral upgrades and consumer electronic products.  Prior to the acquisition of I/OMagic California, the Company had no activity.  Subsequent to this acquisition, the Company changed its name to I/OMagic Corporation.

On December 31, 2000 the Company acquired all of the outstanding common stock of IOM Holdings, Inc., a Nevada corporation (“IOM Holdings”), in exchange for shares of the Company’s common stock. In March 2000, IOM Holdings acquired some of the assets of Hi-Val, Inc., including the Hi-Val brand name.  Hi-Val was a direct competitor of the Company in the optical storage and media markets. IOM Holdings obtained the exclusive international license for the Digital Research Technologies brandname. Through the acquisition of IOM Holdings, the Company obtained the exclusive and sole worldwide rights to the “Digital Research Technologies” brand name.  Digital Research Technologies was a competitor in input-output products such as monitors and keyboards. The Company completed the general assignment of Hi-Val’s assets and the foreclosure upon the Digital Research Technologies assets primarily to acquire an interest in nationally recognized brandnames which had been previously sold through large retail customers.

Consequently, the Company develops, sub-contract manufactures, markets and distributes optical storage devices, multimedia products, input-output peripheral products and digital entertainment solutions for desktop, mobile computing and consumer electronics markets.  The Company markets these products through some or all of the Company’s brand names:  I/OMagic, Hi-Val and Digital Research Technologies.

Business Profile

The Company has expanded its product offerings and distribution channels through development of the I/OMagic brand name and the recent acquisition/license of the Hi-Val and Digital Research Technologies brand names.  The Hi-Val and Digital Research Technologies brand names have increased the Company’s market presence and penetration.  The Company has expended significant resources in building brand awareness and acquiring strategic brand names. The Company redesigned, in conjunction with its two core manufacturers, the technologies and products marketed under these brand names.  The integration of these brand names proved extremely costly during the fourth quarter of 2000 and the first half of 2001, producing severe operating losses.

The Company maintains Internet web sites at www.iomagic.com, www.hival.com, and www.dr-tech.com.  The purpose of these web sites is to provide technical support for customers with installation or other similar product questions and to support its brand recognition efforts through this increasingly important electronic media.  The Company is aware that its customers frequently sell the Company’s products over their e-commerce based web sites and the Company’s agreements with its retail customers do not provide any restriction upon this practice.

Two of the Company’s major shareholders, Behavioral Technology Corporation (“BTC”) and Citrine Corporation (“Citrine”), an investment arm of Ritek Corporation, manufacture a majority of the Company’s optical storage drive and media products. The Company has strategically selected these two manufacturers to participate as shareholders in the Company and play a key role in manufacturing the Company’s products and assist in supporting the Company’s growth needs.  Additionally, these manufacturers expend substantial sums in research and development of new computer peripheral products and optical storage media formats that the Company markets.

The Company’s products are divided into four strategic categories:  optical storage products, multimedia products, input-output peripheral products and digital entertainment products.  The Company markets these four product categories through some or all of its three brand names:  I/OMagic, Hi-Val and Digital Research Technologies.  The Company’s customers include:  Best Buy, CompUSA, Circuit City, Future Shop of Canada, Micro Center Super Stores, Office Depot, Office Max and other leading retailers throughout the United States.  These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters.  In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company’s revenues and gross margins.

The Company frequently grants limited price protection on unsold inventory.  Moreover, certain of the Company’s retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit.

In the fourth quarter of 2001, the Company commenced shipping its first digital entertainment product, a portable MP3 player distributed under the name MyMP3.  The Company has recently filed a trademark application for the name MyMP3.

The Company sells its products to retail customers such as mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users.  Reliance on indirect channels of distribution means that the Company typically has little or no direct visibility into end user customer demand.  The Company must rely upon sales forecasts provided by its retail customers in order to comply with lead times required by these customers.  If these forecasts prove inaccurate, the Company could either have excess inventory (resulting in potential finance costs and obsolescence) or insufficient inventory (resulting in an inability to meet customer demands promptly). Accordingly, this means that future operating results are dependent on the Company accurately predicting in advance the demand for various product segments from its customers.

The Company is not the licensee or owner of any of the technology comprising its products.  As a result, the Company does not have a proprietary interest in any of the software, hardware or related technology comprising its various products.  The Company relies primarily on trademark protection for its I/OMagic, Hi-Val and Digital Research Technologies brand names.  There can be no assurance that the Company’s measures to protect its proprietary rights will deter or prevent unauthorized use of the Company’s brands.  In addition, the laws of certain foreign countries may not protect the Company’s proprietary rights to the same extent, as do the laws of the United States or the European Community.

Strategy

The Company’s strategy is to continue to strengthen its three brands through North American retail outlets.  The Company plans to utilize its core manufacturers to develop a wide assortment of peripheral upgrade solutions to enhance the PC and consumer electronics marketplace.  The Company believes that the expansion of its peripheral upgrade products will improve the value of the Company’s three brand names.  The Company’s 2002 objectives include: focusing the I/OMagic, Hi-Val and Digital Research Technologies brand names into specific product categories, increasing penetration and shelf-space with the Company’s current customer base of large national retail chains and strengthening its information technology systems infrastructure to provide better customer delivery and support at lower operating costs.

The Company intends to continue distributing its optical storage drives and media, such as CD-ROM, CDRW and DVD players, under all three brand names.  During 2002 the Company intends to commence differentiating the brands marketing each brand into different product categories.  Specifically, multimedia products such as audio and video adaptor cards, video capture cards, and optical storage and media will be marketed under all three brands.   Input-output products such as floppy disk drives, keyboards, mice and modems will be marketed under the Hi-Val brand name.  The Company anticipates that its input-output products will include wireless solutions, as well as the more traditional wire connected products.  Digital Research Technologies will include digital entertainment products, such as the Company’s recently introduced MyMP3 portable music player.

With the increasing evolution of multimedia, digital entertainment and wireless connectivity capabilities into PC products and peripherals, the Company intends to monitor technology developments and end-user demands and to develop, market and distribute products to meet this demand. As technology evolves, product life-cycles are increasingly shortened, requiring careful forecasting and financial and inventory controls (See “Industry Risk Factors”).  The Company has developed vendor relationships, expanded its customer base and improved its information technology infrastructure to meet these business pressures.

Industry Overview

The development of high performance PCs and servers and the evolution of the Internet infrastructure have increased the demand for greater capabilities in the storage, manipulation, transfer and management of digital data.  Digital computing and processing have extended beyond traditional computer systems, such as PCs and servers, to include a wide array of networking and communications, consumer electronics and industrial applications, including routers, switches, digital cameras, digital video recorders, MP3 digital audio players, embedded controls and medical instruments.  The need for improved functionality has led to a greater demand for peripheral products which improve the capabilities of computer systems.

The markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence.  Product life cycles in the Company’s markets frequently range from three to twelve months.  Success in this market is substantially dependent upon the ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner.  Further, if successful in the development and market introduction of new products, the market still requires proper forecasting of customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products.  The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company’s customers are not the final end customers.  Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and stock rotations from its distribution channels.

According to NPD Intellect, a leading providing of on-line market data, in its year 2001 market research, the United States market for retail sales of all computer products, accessories and peripherals was approximately $24 billion.  The United States retail market for data storage, input devices, multimedia, device connectivity and computer connectivity was $4.15 billion during 2001.

According to this same source, while total retail sales for all computer products, accessories and peripherals increased from 1999 through 2001 by 5.78%, the Company’s four product categories have grown at a higher rate during this same period.

Principal Products and Services

The Company’s products are divided into four strategic categories:  optical storage and media products, multimedia products, input-output peripheral products and digital entertainment solutions.  The Company markets these categories through its three brand names:  I/OMagic, Hi-Val and Digital Research Technologies.  The Company’s customers include most national retail chains marketing the Company’s products, including:  Best Buy, CompUSA, Circuit City, Future Shop of Canada, Micro Center Super Stores, Office Depot, Office Max and other leading retailers throughout the United States.

Optical Storage Products

The Company’s optical storage products include CD ROM drives, DVD ROM drives, CD R/W drives and Optical Storage Media for CDR and CD R/W media.  These products store and playback digital data, digital imaging, digital video and digital music applications.  The DVD ROM is a higher density optical storage device relative to the CD ROM and the CD R/W provides the ability to rewrite data.  These products are marketed under the I/OMagic, Hi-Val and Digital Research Technologies brands.  According to NPD Intellect’s fourth quarter 2001 market tracking data, the Company’s three brands generated the leading domestic retail sales in the optical storage category.

Approximately 80% of the Company’s gross sales generated during the fiscal year ended December 31, 2001 were generated through the sale of a variety of optical storage products.  These products are sold throughout North America to virtually all of the Company’s customers.  This category tends to constantly shift toward greater speed and functionality.  The Company believes that this shift has historically been created due to consumers constantly searching for the most advanced features and standards available.  Additional optical storage products offered by the Company include a full range of optical storage media that complements its optical storage drive business.

The Data Storage market is a growth market and is characterized by rapid change in technology, significant price competition and a variety of competing media formats.  Demand for data storage capacity is increasing due to several factors, including an increase in both the number of software applications in use and the amount of data being captured and stored.  In-addition, enhanced software capabilities create larger databases, images and music storage that are critical to business, entertainment and consumer applications.  This therefore creates an increased need to back-up and store larger amounts of data.

While the optical storage products category generates a substantial portion of the Company’s current revenues, the Company is seeking to expand its revenues and market share by increasing the use of it’s multimedia, input-output peripheral products and digital entertainment solutions.  These consumer, entertainment, and business solutions are sold through the Company’s national and regional retail channel customers.

Multimedia Products

Due to the limited resources available to the Company, the Company’s primary focus during fiscal 2001 was to relaunch its two newly acquired brand names through its strongest product offering, optical storage products.  Upon successful completion of this effort (currently scheduled for the second half of 2002), the Company plans to commence a full-line of multi-media audio adaptors, ranging from a basic four channel sound card to a full featured 5.1 channel high fidelity (Dolby digital and DTS capable) solution.  These audio solutions equip desktop computers with the ability to playback and capture audio streams of data in different formats and fidelities.  These devices are also used to download and playback from the Internet music in various formats.  Additionally, the Company intends to redesign its video graphics adaptors and TV tuner/capture devices to offer a full range of solutions for the gaming, entertainment and business environments.

The Company’s multimedia products are offered primarily under the Company’s I/OMagic brand name.  Approximately 13% of the Company’s fiscal year end December 31, 2001 gross sales were generated through the sale of a variety of multimedia products, including audio and video peripheral upgrade cards.  The Company’s products address specific marketplace demands, including computer games, business applications and other video and audio applications.  The Company’s audio product mix provides a range of technologies based upon specifications geared to the specific application. These applications include the basic standard video conferencing application to a full range of audio intensive gaming features.  The Company currently offers two video cards and four audio cards.

Input/Output Products

Behavioral Technologies Corporation (“BTC”), a large shareholder and a major supplier of the Company, headquartered in Taiwan, is a leading world-wide manufacturer of various wired and wireless input/output devices.  The Company has test marketed a limited number of input/output devices under the Hi-Val brandname through selected national retail channels to determine marketability. As a result of a successful sell-through, the ‘Company intends to develop a full-line of wired and wireless input/output devices, such as mice, keyboards, wireless presentation devices, input/output adaptor cards, floppy disk drives and fax modems. Approximately 2% of the Company’s fiscal year 2001 gross sales were generated through the sale of input/output devices.

Digital Entertainment Products

While the Company’s optical storage products, multimedia products and input/output peripheral products are focused on desktop and mobile computing segments of the market, the Company plans to expand through its Digital Research Technologies brand name into the consumer electronics market with digital entertainment products that include MP3 players, MP3 Juke Boxes and Flat LCD panel television systems.

Approximately 5% of the Company’s gross sales generated for the fiscal year ended December 31, 2001 were generated through the sale of digital entertainment products.  This category currently includes only a portable MP3 player distributed under the name “MyMP3,” which commenced distribution in November 2001.  The Company intends to focus its efforts in this category due to the convergence of the PC and CE (consumer electronics) distribution channels and the variety of new products the Company is currently evaluating.  The Company plans to expand this category in 2002 with the MP3 Jukebox manager, and flat panel TV’s.

Manufacturing and Distribution

Two of the Company’s major shareholders, BTC and Citrine, manufacture a majority of the Company’s optical storage drives and media.  The Company has strategically selected these two manufacturers to participate as equity holders in the Company.  Each of BTC and Citrine manufactures in excess of 26% and 14%, respectively, of the products of the Company in terms of net sales.  The capacity of these manufacturers is well in excess of the current needs of the Company.  Sales of products to the Company by BTC and Citrine represent less than 10% of the net revenues reported by each of BTC and Citrine. These manufacturers expend substantial sums in research and development of new computer peripheral products and optical storage media formats.  All products distributed by the Company are subject to a minimum warranty of one year to repair or replace the product.  This warranty is provided by the manufacturer of the product.  BTC and Citrine extend credit to the Company that is subordinated to the Company’s institutional financing.

In addition to these factories, the Company also maintains a subcontract office located in Taipei, Taiwan to identify products and qualify manufacturing facilities, purchase products and coordinate product shipment logistics of these other Asian manufacturing plants.  There are approximately ten additional factories from which the Company subcontracts the manufacturing of approximately 60% of its products.

Most of the Company’s products are shipped by its Asian manufacturers to the Company’s facility in Santa Ana, California.  These products are then shipped either directly to the customer’s retail location or to centralized distribution centers, where they are then allocated by the customer.  These shipments are made through major commercial common carriers.  Most product sales are currently conducted through purchase orders placed by large retail customers.  While the

Company has a variety of agreements with a number of these retailers, the Company does not have any long-term agreement which would require that any retailer provide a specified level of orders.  These agreements include terms related to pricing and orders, advertising and marketing, returns and rebates, as applicable.  These agreements are considered industry standard and are not issued by all retailers.

Sources and Availability of Raw Material and Principal Suppliers

The Company maintains its own retail packaging facility in Santa Ana, California for package assembly and distribution to maximize cost effectiveness.  The Company relies on its shareholders’ factories and other third party subcontractors for manufacturing of its products. Typically, the purchase order is the Company’s “agreement” with the manufacturer.  Therefore, any of these companies could terminate its relationship with the Company at any time.  In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.  All of the hardware components contained in the Company’s products are manufactured in Asia. While the vast majority of the Company’s products are assembled and packaged in Asia, certain packaging may be assembled in the Company’s Santa Ana facility or by a Southern California-based subcontractor.

Marketing and Sales

The Company markets its products through three nationally recognized brand names:  I/OMagic, Hi-Val and Digital Research Technologies.  During the four years ended December 31, 2001, the Company has invested approximately $27 million to build its brand equity in the marketplace.  Approximately $18 million was invested in building the I/OMagic, Hi-Val and Digital Research Technologies brands during this four year period, while $9.6 million was booked as an investment to acquire ownership in the Hi-Val brand name and license the Digital Research Technologies brand name.  These expenditures have included, but are not limited to, participation in industry trade shows such as Comdex and RetailVision , sales programs, promotional advertisements through national retail outlets, slotting fees which reserve preferential shelf space for the Company’s products and participation in various customer marketing programs and events.

Each of the three brands will continue to be marketed in the Company’s core retail channel: optical storage and media. During 2002 the Company intends to differentiate the Company’s brands by expanding into three product categories: the I/OMagic brand into the multimedia category; the Hi-Val brand into the input/output product category and the Digital Research Technologies brand into the digital entertainment marketplace.

The Company continuously consults with its major retail customers to monitor sales performance for the Company’s products and to identify current and future market trends.  Once the Company identifies such a development or trend, the Company consults with its Asian manufacturers to determine the technical feasibility of manufacturing a particular technology.  The feasibility is then considered in conjunction with the particular pricing structure which the Company’s customers believe will sell in the retail marketplace.

The Company maintains Internet web sites at www.iomagic.com, www.hival.com, and www.dr-tech.com.  The purpose of these web sites is to provide technical support for customers with installation or other similar product questions and to support the Company’s brand recognition efforts through this increasingly important electronic media. The Company is aware that its customers frequently sell the Company’s products over their e-commerce based web sites and the Company’s agreements with its retail customers do not provide any restriction upon this practice.

Competition

In general, there are three key competitive factors which impact upon the success of personal computer peripheral companies: (i) time to market; (ii) product value and technology and (iii) market penetration typically measured by retail “shelf-space” and after sales service.

Time to Market.

The life cycle of the Company’s products typically range from three to twelve months, with a declining price throughout the cycle.  This shortened life cycle requires that the Company maintain efficient supply chain management through inventory controls and quick response to new technology trends.  For example, during calendar 2001 the Company transitioned through five product cycles in its optical storage drive category.  The Company strategically times its new product introductions by: (a) monitoring technological developments in the marketplace by consulting with its retail customers and (b) defining products jointly with its Asian manufacturers based upon market demands.  The Company then places multiple orders each month with its Asian suppliers, thereby assuring that there is a continuous distribution channel comprised of products reflecting trends in the American marketplace.

Product Value and Technology

The Company focuses upon this competitive factor by positioning its products as an affordable alternative to what the market perceives as the “tier one” brands such as Iomega, Yamaha, TDK, Sony, Hewlett Packard and Creative Labs. After the Company launched its three brand strategy in the optical store drive market segment, it rapidly gained the number one market share position in the United States retail channels by the fourth quarter of 2001 (NPD Intellect Fourth Quarter 2001 market data).  The Company believes that its approach provides consumers with product value, while still sustaining the technology contained in more expensive brand names.  While the Company’s marketplace is clearly extremely price sensitive, the Company has maintained competitive gross profit margins.  While there can be no assurance the Company can maintain these margins, it believes that it is well positioned with its shareholder manufacturers to rely upon their combined economics of scale to maintain its margin structure.

Market Penetration and After Sales Service

The Company is in the early stage of implementing its three brand strategy across the North American retail markets.  During the third quarter of 2001, the Company launched under all three brand names its optical storage products. During the fourth quarter of 2001, according to NPD Intellect market data, the Company rapidly grew to the largest market share in the United States in CD-Rom and DVD-Rom drives and the number two domestic position behind Hewlett-Packard in CDRW drives.  This same source documented that during January 2002 the Company maintained its number one position in the CD-Rom and DVD-Rom categories, while becoming the number one supplier of CDRW drives in domestic retail channels.  The Company plans to deploy this three brand strategy during 2002 through its existing retail channels into the multimedia, digital entertainment and input-output peripheral products categories.  The Company’s customer base includes approximately 824 Office Depot stores, 995 Office Max stores, 419 Best Buy stores, 626 Circuit City stores, 218 CompUSA stores, 120 Fred Meyer stores and other leading regional retailers. In the aggregate the Company’s customer base exceeds 3,300 retail outlets.

Over the last four years, the Company has invested significant resources in developing brand awareness and creating customer loyalty.  Additionally, the Company has invested heavily in building the support infrastructure to conduct its business with the largest national chains of retailers in the country.

As noted above, the Company currently maintains a broad range of peripheral PC upgrade products and digital entertainment solutions..  The Company believes that providing this extensive product mix improves its ability to maintain critical shelf space at its major retail customers.

Competitors for the Company’s hardware products include Acer, Best Data, Buslink, Creative Labs, Hewlett-Packard, Iomega, Phillips, Plextor, Samsung, Sony, TDK and Yamaha.  Competitors for the Company’s media products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim. The Company competes with a number of companies that have greater financial, manufacturing and marketing resources than the Company. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect the Company’s business.

The market for computer peripherals is extremely price sensitive and competitive. The composition and identity of I/OMagic’s competitors is constantly changing based upon marketplace conditions and changes.

Intellectual Property

The Company owns registered trademarks in the name of I/OMagic Corporation and the Hi-Val brandname.  The Company is the owner of the Hi-Val brandname and it is the world-wide exclusive licensee of the Digital Research Technologies trademark.  The Company is currently waiting for a final response from the U.S.PTO regarding the transfer of the Hi-Val and Digital Research Technologies trademarks.  The Company recently filed a federal trademark application for the name MyMP3.  There is no assurance that the Company will eventually secure a trademark in the name of MyMP3.  While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful.  There can be no assurance that any trademark or other intellectual property right obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

Due to the rapid technological change that characterizes the Company’s industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded the manufacturers of the technology contained in the Company’s products.

As is typical in the data storage industry, from time to time, the Company has been and may in the future be, notified of claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company’s favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company’s business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from manufacturing and selling the infringing product(s). In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

The Company does not have any issued or pending patents.

The Company does co-develop jointly with its manufacturers software drivers providing improved connectivity and user-friendliness for end-users of its products.  The Company has not historically obtained any intellectual property rights associated with these software drivers.

Research and Development Costs.

Through the Company’s two manufacturer shareholders and its subcontracting office in Taiwan, the Company participates in the development of its products.  The Company has traditionally expensed associated costs in its cost of goods sold.  In addition, the Company expensed $663,000 in direct research and development expenses during the three year period of time ending December 31, 2001.

The research and development efforts underlying the technology comprising the eventual products sold by the Company are funded by the Company’s manufacturers.  Typically, the Company identifies a market or technology trend occurring in the marketplace through consultation with its large retail customers.  The Company then provides its Asian manufacturers with the technical specifications or market trends which it has identified.  The Asian manufacturers then conduct the actual research and development (in Asia, at their cost) to determine the technical and financial feasibility of the proposed product.  The Company does conduct limited research and development in designing driver software providing a user friendly installation, user manual, installation guides, product packaging, marketing literature and market and sales research.

Employees

As of March 21, 2002, the Company has approximately 89 full-time permanent employees and 20 full-time temporary employees.  The Company has no collective bargaining agreements with its employees.  The Company believes that its relationship with its employees is good.

ITEM 2 – PROPERTIES OF THE REGISTRANT

The Company maintains its production, receiving, shipping and administrative operations in a leased facility from a related party in Santa Ana, California of approximately 57,374 square feet. This lease expires in March 2010. The Company also leases approximately 22,000 square feet at a facility in Irvine, California, which is used for inventory.  The lease expires in May 2002.  The Company also leases space of approximately 1200 square feet at a facility in Garden Grove, California on a month-to-month basis.

ITEM 3 – LEGAL PROCEEDINGS

In August 1999, the Company filed an arbitration proceeding in Orange County, California against its former accountants and auditors, Ernst & Young, LLP, for failure to complete the 1997 audit of the Company in a timely fashion and for excessive billing in connection with the 1997 audit.  In January 2002 a ruling was issued determining that the Company owed Ernst & Young $8,000 in fees for the 1997 audit.

On March 9, 2002, the following individuals:  Mark Vakili, Mitra Vakili, Hi-Val, Inc., and Alex Properties, filed a Complaint in Orange County Superior Court  ( the “Complaint”) naming IOM Holdings, Inc. (“IOMH”), the Company, Steele Su, Tony Shahbaz and Mai Hsu. The Complaint alleges eight causes of action, however, only three claims are asserted against IOMH and the Company.

The three causes of action against IOMH and the Company all relate to an Asset Purchase Agreement executed by IOMH and Hi-Val in June 1999 for the purchase and sale of Hi-Val assets to IOMH.  The causes of action are for breach of contract, fraud and negligent misrepresentation.  The allegations in the Complaint are that IOMH and other defendants failed to deliver the consideration due under the Asset Purchase Agreement after taking control of Hi-Val.  The fraud and negligent misrepresentation claims are based on alleged representations made by IOMH and others to induce Hi-Val and Mark Vakili to enter into the Asset Purchase Agreement.  The damages claimed by Plaintiffs in the causes of action are for $27,000,000.00.  Punitive damages are claimed on the fraud cause of action.

While the Company believes that it will prevail in the litigation set forth in the Complaint, this litigation is at a very early stage and it is difficult to predict when such litigation will be resolved.  The Company intends to vigorously defend this litigation.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the NASD’s OTC Bulletin Board under the Symbol “IOMC.” The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of the Company’s common stock.   The below quotations are inter-dealer quotations from market makers of the Company’s stock, without retail markup, markdown, or commission.  At certain times the actual closing or opening quotations may not represent actual trades that took place.

2000	High	Low
Quarter ended
March 31	$4.13	$1.19
June 30	3.38	1.75
September 30	2.94	1.53
December 31	1.81	0.78

2001
Quarter ended
March 31	$1.06	$0.72
June 30	0.88	0.55
September 30	0.60	0.38
December 31	0.60	0.35

As of April 5, 2002 there were 85 shareholders who currently hold certificated securities (approximately 52 of these shareholders hold restricted securities) and 55 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.  Within the holders of record of the Company’s common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which in turn, hold shares of stock for beneficial owners.

The Company’s transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, and Portland, Oregon 97204.

The Company has not paid any dividends on its Common Stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents our selected historical financial data derived from our financial statements.  The historical financial data presented herein only summarizes basic data and should be read in conjunction with our financial statements and notes.  The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes included herewith.

Results of Operations

Chart I contains an unaudited calculation of  Net Sales and Cost of Sales.  Net sales include reductions to gross sales for returns, price protection and marketing promotions.  The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and

December 31, 1999 statements of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings  per share.  Marketing expenses now netted against sales for 2001 were $13,160,542 and for 2000 were $3,955,687.  Chart II contains the historical audited selected financial information for the Company.

Chart I

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(Unaudited)	(Unaudited)	(Unaudited)
Sales Data
Gross Sales	$91,544,011	$77,071,398	$44,776,445
Channel Promotions	13,160,542	3,955,687	3,256,252
Price Protection	2,795,552	2,224,081	1,388,257
Returns	7,798,958	10,086,193	3,470,844
Net Sales	67,788,959	60,805,437	36,661,092

	Year Ended December 31, 1998	Year Ended December 31, 1997
	(Unaudited)	(Unaudited)
Sales Data
Gross Sales	$12,118,539	$4,601,873
Channel Promotions	1,644,369	289,285
Price Protection	345,590	112,659
Returns	1,058,586	454,513
Net Sales	9,069,994	3,745,416

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(Unaudited)	(Unaudited)	(Unaudited)
Cost of Sales Data
Cost of Sales	$62,776,334	$53,126,489	$31,419,757
Inventory Write Downs	3,975,301	1,089,256	51,000
Freight In/Out	3,577,443	2,242,045	1,469,352
Cost of Product	55,223,590	49,795,188	29,899,405

	Year Ended December 31, 1998	Year Ended December 31, 1997
	(Unaudited)	(Unaudited)
Cost of Sales Data
Cost of Sales	$7,927,553	$3,417,984
Inventory Write Downs	85,644	93,700
Freight In/Out	298,453	116,199
Cost of Product	7,543,456	3,208,085

Chart II

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	(Audited)	(Audited)	(Audited)
Statement of Operations Data
Net Sales	$67,788,959	$60,805,437	$36,661,092
Cost of Sales	62,776,334	53,126,489	31,419,757
Gross Margin	5,012,625	7,678,948	5,241,335
Operating Expenses	10,180,839	10,126,111	3,837,293
Other Income (Expenses)	(376,431)	(4,963,286)	30,256
Income Taxes	3,000	(999,600)	(428,500)
(Net Loss)/Net Income	(5,547,645)	(6,410,849)	1,862,798
(Net Loss)/Net Income per share	(0.08)	(0.16)	0.06

Balance Sheet Data
Current Assets	$48,162,608	$43,266,599	$22,639,152
Total Property & Equipment, Net	1,266,216	1,427,772	255,689
Total Assets	55,903,767	53,098,438	22,916,329
Total Current Liabilities	29,788,116	21,427,889	15,040,366
Accumulated Deficit	(14,446,237)	(8,898,592)	(2,487,743)
Stockholder’s Equity	17,115,651	22,659,571	7,875,963

	Year Ended December 31, 1998	Year Ended December 31, 1997
	(Audited)	(Audited)
Statement of Operations Data
Net Sales	$9,069,994	$3,745,416
Cost of Sales	7,927,553	3,417,984
Gross Margin	1,555,121	616,717
Operating Expenses	2,144,332	2,059,066
Other Income (Expenses)	251,993	(16,378)
Income Taxes	800	800
(Net Loss)/Net Income	(338,018)	(1,459,527)
(Net Loss)/Net Income per share	(0.02)	(0.12)

Balance Sheet Data
Current Assets	$5,973,859	$1,931,750
Total Property & Equipment, Net	133,231	120,007
Total Assets	6,128,250	2,072,917
Total Current Liabilities	5,344,407	11,877,494
Accumulated Deficit	(4,350,541)	(4,012,523)
Stockholder’s Equity	777,120	875,350

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and the Company’s consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s future economic performance and its current beliefs regarding revenues it might earn if it was successful in implementing its business strategies.  The Company does not undertake to update, revise or correct any forward-looking statements.

The information contained in this document is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Before deciding to buy or maintain a position in the Company’s common stock, prospective investors should carefully review and consider the various disclosures made in this report, and in other materials filed with the Securities and Exchange Commission (“SEC”) that discuss the Company’s business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company’s business, results of operations or financial condition.

Any of the factors described above or in the “Certain Factors that may Affect Future Performance” section below could cause the Company’s financial results, including the Company’s net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of the Company’s common stock to fluctuate substantially.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives.  If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000

Fiscal year 2001 was a critical transition year for the Company as it reintroduced the Hi-Val and Digital Research Technologies brand names into the Company’s retail channels and introduced a complete line of CD media products.  The Company expended in excess of $13 million in supporting the expansion of its products into major national retail outlets throughout the United States.  This constituted an increase from 5% of gross sales in 2000 to 14% of gross sales in 2001. The Company believes that this expenditure will decline significantly as a percentage of sales as the Hi-Val and Digital Research Technologies brand names become readily recognizable brands to potential end-users.

Gross sales for the year ended December 31, 2001 (“2001”) increased 19% to $91,544,011 from $77,071,398 gross sales for the year ended December 31, 2000 (“2000”).  The increase in gross sales is attributable to the re-introduction of the Hi-Val and Digital Research Technologies brands during the year.  Net sales for the year 2001 rose 11% to $67,788,959 from $60,805,437 net sales for 2000.

Net sales include reductions to gross sales for returns, price protection and marketing promotions.  The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings  per share.  Marketing expenses now netted against sales for 2001 were $13,160,542 and for 2000 were $3,955,687.

Total cost of sales as a percentage of net sales increased from 87.37% ($53,126,489) in 2000 to 92.61% ($62,776,334) in 2001.  This increase is a result of the substantial expenditures by the Company to reintroduce the Hi-Val and Digital Research Technologies brand names into its retail channels, which is reflected in the increase in marketing expenses from $3,955,687 in 2000 to $13,160,542 in 2001.  The Company anticipates that these marketing expenditures will decline as a percentage of sales in 2002 relative to 2001.

The Company believes that a more informative picture of its cost of sales is in relation to net sales before deductions for marketing expenses ($80,949,501 in 2001 and $64,761,124 in 2000).  On this basis, cost of sales for products decreased from 76.89% ($49,795,188) in 2000 to 68.20% ($55,223,590) in 2001.   This increase in margin on products of 8.69% was due to a change in product mix to products with a higher gross margin percentage.  On this same sales basis, freight in/out increased from 3.46% ($2,242,045) in 2000 to 4.43% ($3,577,443) in 2001.  This was due to increased air freight in 2001 arising from unanticipated demand for products requiring expedited shipment caused by supply constraints resulting from the September 11th terrorist attacks.  On the same sales basis, inventory write-downs to lower of cost or market increased from 1.68% ($1,089,256) in 2000 to 4.91% ($3,975,301) in 2001.  This was primarily in relation to Hi-Val inventory received in the acquisition of IOM Holdings.

Operating expenses as a percentage of net sales decreased from 16.65% ($10,126,111) in 2000 to 15.02% ($10,180,839) in 2001.  This percentage decrease is primarily due to total operating expenses increasing only slightly while net sales increased 11.49%.  Selling, marketing, and advertising expenses decreased by $692,857.  This was partially offset by increased general and administrative expenses of $184,351 and depreciation and amortization expenses of $563,234 in 2001.

Selling, marketing and advertising expenses in 2001 were $1,487,828 (2.19% of net sales) and in 2000 were $2,180,685 (3.59% of net sales).  2000 expenses were restated for reclassification of certain marketing expenses against net sales per EITF issue No. 01-09.  Selling, marketing and advertising expenses decreased by $692,857 primarily due to higher slotting fees (fees used to acquire preferable retail shelf space) in 2000 versus 2001, less outside commissions in 2001 and less payroll in 2001.

General and administrative expenses in 2001 were $6,461,112 (9.53% of net sales) and in 2000 were $6,276,761 (10.32% of net sales).  General and administrative expenses increased primarily due to higher bad debt expense and legal expense in 2001 partially offset by less payroll expenses in 2001.

Depreciation and amortization expenses in 2001 were $2,231,899  (3.29% of net sales) and in 2000 were $1,668,665 (2.74% of net sales).  The increase was due to twelve months of trademark amortization arising from the Hi-Val acquisition and the Digital Research Technologies licensing arrangement in 2001 versus nine months of trademark amortization in 2000.

Other income (expenses) decreased from $4,963,286 (8.16% of net sales) expense in 2000 to  $376,431 (0.56% of net sales) expense in 2001.  This was primarily due to forgiveness of amounts due from Technology Manufacturers Group (the original owner of the Digital Research Technologies trademark) of $3,802,917 in 2000 and interest expense of $1,272,079 in 2000 versus $418,381 interest expense in 2001.  This decline in interest expense stems from the partial conversion of Hi-Val institutional debt to preferred stock of the Company.

Income tax benefit for 2000 is due to prior year loss carryforward.  Income taxes for 2001 are minimum state taxes.

The Company’s loss in 2001 was due to four factors.  First, the Company was affected by the general economic slowdown in the first six months of the year.  Second, the Company wrote down nearly $4.0 million in Hi-Val inventory related to the 2000 acquisition of IOM Holdings.  Third, the Company incurred much higher expenses in Q3 and Q4 for the re-introduction of the Hi-Val and Digital Research Technologies brands.  Fourth, the Company experienced higher expenses due to the effects of the September 11, 2001 terrorist attack.  The Company’s manufacturers reduced their production after September 11, 2001 in anticipation of lower world-wide demand.  However, demand for the Company’s products did not decrease and therefore, due to product allocation, the Company did not realize sales until 2002 for which it had backlog in 2001.  In addition, product allocation resulted in the Company using more expensive air freight to expedite shipping product manufactured in Asia.

The Company’s backlog at December 31, 2001 was $11,404,292 versus a backlog at December 31, 2000 of $1,348,180.  This increase is a result of increased sales volume primarily to Office Max and Best Buy.

Fiscal Year Ended December 31, 2000 compared to Fiscal Year Ended December 31, 1999

Gross sales for the year ended December 31, 2000 (“2000”) rose 72% to $77,071,398 from $44,776,445 gross sales for the year ended December 31, 1999 (“1999”).  The increase in revenues is attributable to:  1) the addition of several significant customers including Office Max in June 1999, Staples in January 2000 and Best Buy in March 2000; 2) an increase in OEM sales in 2000 from 1999; 3) the acquisition of IOM Holdings on December 31, 2000.  Net sales for the year 2000 rose 66% to $60,805,437 from $36,661,092 net sales for 2000.

Net sales include reductions to gross sales for returns, price protection and marketing promotions.  The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings per share.  Marketing expenses now netted against revenues for 2000 were $3,955,687 and for 1999 were $3,256,252.

Total cost of sales as a percentage of net sales increased from 85.70% ($31,419,757) in 1999 to 87.37% ($53,126,489) in 2000.  This was primarily due to increased competition and increased pricing constraints from customers which resulted in a lower gross margin.

The Company believes that a more informative picture of its cost of sales is in relation to net sales before deductions for marketing expenses ($64,761,124 in 2000 and $39,917,344 in 1999).  On this basis, cost of sales for

products increased from 74.90% ($29,899,405) in 1999 to 76.89% ($49,795,188) in 2000.   This decrease in margin on products was due to a change in product mix to products with a lower gross margin percentage.  On this same sales basis, freight in/out decreased from 3.68% ($1,469,352) in 1999 to 3.46% ($2,242,045) in 2000.  On the same sales basis, inventory write-downs to lower of cost or market increased from 0.13% ($51,000) in 1999 to 1.68% ($1,089,256) in 2000.  This was primarily in relation to Hi-Val inventory received in the acquisition of IOM Holdings.

Operating expenses as a percentage of net sales increased from 10.47% ($3,837,293) in 1999 to 16.65% ($10,126,111) in 2000.  This percentage increase is primarily due to the treatment of the IOM Holdings acquisition as a pooling of interests and thus requiring the inclusion of general and administrative expenses for both the Company and IOM Holdings’ operations.  In addition, trademark amortization increased in the amount of $1,446,852 in 2000 (there were no such expenses in 1999) resulting from the non-cash amortization of trademarks, which alone was 2.38% of net sales.

Selling, marketing and advertising expenses in 1999 were $1,295,189 (3.53% of net sales) and in 2000 were $2,180,685 (3.59% of net sales).  Advertising expenses were against net sales per EITF issue No. 01-09.

General and administrative expenses in 1999 were $2,490,272 (6.79% of net sales) and in 2000 were $6,276,761 (10.32% of net sales).  The increase on a percentage basis is primarily due to the treatment of the IOM Holdings acquisition as a pooling of interests and thus redundant general and administrative expenses.

Depreciation and amortization increased from $51,832 (0.14% of net sales) in 1999 to $1,668,665 (2.74% of net sales) in 2000, primarily due to $1,446,852 in trademark amortization in 2000 versus no such expense in 1999.

Other income (expenses) decreased from $30,256 (0.08% of net sales) income in 1999 to  $4,963,286 expense (8.16% of net sales) in 2000.  This was primarily due to forgiveness of amounts due from Technology Manufacturers Group of $3,802,917 and interest expense of $1,272,079.

Income tax benefit for 1999 is due to prior year loss carryforward.  Income taxes benefit for 2000 is due to the current year loss.

The Company had a $294,980 income from operations if its financial results were not consolidated with IOM Holdings.  The Company incurred an operating loss of $2,742,143 from the acquisition of IOM Holdings (due to pooling of interests), of which $1,446,852 was non-cash trademark amortization.  The Company had $1,272,079 in interest expense, primarily arising from the line of credit inherited in the IOM Holdings acquisition.  The Company had a one-time charge of $3,802,917 for forgiveness of amounts due from Technology Manufacturers Group.  The effect of the above items resulted in a consolidated net loss of $6,410,849 for fiscal year ended December 31, 2000.  In addition, the Company experienced a slowdown in revenues in the fourth quarter of 2000, which it believes was tied to the slowdown in the national economy.

The Company’s backlog at December 31, 2000 was $1,348,180 versus a backlog at December 31, 1999 of $2,635,785. The Company believes that this reduction in back-log was a result of the slowdown in the national economy.

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

Liquidity and Capital Resources

Since its inception, the Company has financed its operations and capital expenditures primarily with cash provided by operating activities, private securities issuances and securities issuances for product (see “Private Placement Offerings”). The Company believes that working capital generated from operations is sufficient to meet current activity. However, should the Company grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary.  The Company currently has lines of credit with its major suppliers.  Borrowing under these arrangements provides the Company with interest free trade credit.

The Company currently has a $14 million asset based line of credit with China Trust Bank which expires December 31, 2002. As of the date of this filing, the borrowings under this line were approximately $13.0 million.  The Company believes that its current cash flow from operations, the amounts available under its existing vendor lines of credit and its asset based line of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

For the year ended December 31, 2001 the Company had a net increase in cash relative to December 31, 2000 in the amount of $921,077.  This was due to cash provided by financing activities of $2,598,776 offset by cash used in operating activities of $1,536,480 and cash used in investing activities of $141,219.  Cash provided by financing activities was primarily provided by net borrowings on the line of credit.  Cash used for investing activities was for leasehold improvements, furniture and computer equipment.  Cash was used in operating activities as follows: $5,547,645 was used in the net loss for the year; $10,307,349 was used by the increase in accounts receivable due to increased sales; $2,107,901 was used in prepaid expenses; $1,065,041 was used to decrease accounts payable to related parties; $9,058,732 was provided by a decrease in inventory; $6,442,547 was provided by an increase in accounts payable and accrued expenses; $1,905,467 net was provided by non-cash adjustments such as depreciation, amortization, and provisions; $84,710 was provided by accounts receivable from related parties.

For the year ended December 31, 2000 the Company had a net increase in cash relative to December 31, 1999 in the amount of $1,559,024.  This was due to cash provided by financing activities of $1,905,978 offset by cash used in operating activities of $126,712 and cash used in investing activities of $220,242.  Cash provided by financing activities was primarily provided by the proceeds from the issuance of stock.  Cash used for investing activities was for leasehold improvements, furniture and computer equipment.  Cash was used in operating activities as follows: $6,410,849 was used in the net loss for the year; $5,219,800 was used by the increase in accounts receivable due to increased sales; $4,898,948 was used to decrease accounts payable to related parties; $2,108,220 was due to an increase in accounts receivable from related parties; $294,466 was used in various items; $6,835,397 was provided by non-cash adjustments such as forgiveness of amounts due from related party, depreciation, amortization and provisions; $4,342,607 was provided by a decrease in accounts receivable from related parties; $3,853,216 was provided by a decrease in inventory; $3,774,351 was provided by an increase in accounts payable and accrued expenses.

For the year ended December 31, 1999 the Company had a net increase in cash relative to December 31, 1998 in the amount of $540,618. This was primarily due to cash flow from operating activities of $863,550, offset by cash used for investing activities of  $174,290 and cash used for financing activities of $148,642.  Cash used for investing activities was for leasehold improvements, furniture and computer equipment.  Cash used for financing activities was primarily for payment on notes payable ($250,000) offset by proceeds from exercise of warrants ($107,145).  Cash was provided by operating activities as follows: $1,862,798 was provided by the net income for the year; $7,526,956 was provided by an increase in accounts payable and accrued expenses; $2,412,050 was provided by a decrease in inventory; $1,735,377 was provided by an increase in accounts payable to related parties; $134,605 was provided by non-cash adjustments such as depreciation, amortization and provisions; $117,260 was provided by various items; $6,561,738 was due to an increase in accounts receivable from related parties; $6,363,758 was due to an increase in accounts receivable due to increased sales.

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

The high technology requirements of the Internet, music, data storage, gaming and various other applications increasingly require that consumers upgrade their personal computers to take full advantage of technology improvements in data storage, audio, video and various I/O devices.  The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace.  In the event the Company continues with the revenue growth it has experienced between 2000 and 2001 the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth.  In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

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

On January 22, 2001 the Company issued to Finova Capital Corporation 875,000 shares of its Series A Preferred Stock and 250,000 shares of its Series B Preferred Stock.  The original value of these shares was $9 million in the aggregate. The Company is obligated to redeem these shares at $8 per share upon the third anniversary of the issuance of the Series A and upon the second anniversary of the Series B.  If the shares of the Company’s common stock trade at a price of $3 per share for 15 consecutive trading days, then the Company has the right to require the conversion of the Series A and Series B shares of preferred stock into shares of common stock at a price equal to the weighted average trading price (which shall be not less than $2.50 per share nor more than $7 per share, subject to adjustment for stock splits and similar reclassifications of the Company’s common stock) of the shares of common stock  during the 20 day period of time prior to the notice of conversion issued by the Company. If the Company is unable to require the conversion of the preferred stock or to otherwise negotiate a discounted redemption of the preferred stock, then the Company would be required to expend $2 million to redeem the Series B Preferred Stock on January 22, 2003 and $6.6 million on January 22, 2004 to redeem the Series A Preferred Stock. If the Company was required to redeem either class of preferred stock its liquidity and other financial resources could be severely and adversely affected.

RISK FACTORS

AN INVESTMENT IN THE COMPANY’S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, POTENTIAL INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF THE COMPANY’S COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF THE COMPANY’S COMMON STOCK COULD DECLINE, AND AN INVESTOR COULD LOSE PART OR ALL OF AN INVESTMENT.

Competition

The market for the Company’s products is highly competitive. Competitors for the Company’s hardware products include Acer, Best Data, Buslink, Hewlett-Packard, Iomega, Phillips, Plextor, Samsung, Sony, TDK and Yamaha.  Competitors for the Company’s media products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim.  The Company also indirectly competes against original equipment manufacturers such as Dell Computer and Compaq to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company’s products. In certain markets where the Company is a relatively new entrant, the

Company may face dominant competitors including 3Com (modems), Creative Technologies, Inc. (sound cards, modems and Internet music players) and Sony Corp. (consumer electronic music players).  In addition, the Company’s markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for the Company’s products or otherwise adversely affect the market for the Company’s products.  There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company’s technology, markets and products continue to evolve.

Proprietary Rights

The Company utilizes subcontractors to manufacture its products.  Further, the Company is not the licensee or owner of any of the technology comprising its products.  As a result, the Company does not have a proprietary interest in any of the software, hardware or related technology comprising its various products.  The Company relies primarily on trademark protection for its I/OMagic, Hi-Val and Digital Research Technologies brand names.  There can be no assurance that the Company’s measures to protect its proprietary rights will deter or prevent unauthorized use of the Company’s brands.  In addition, the laws of certain foreign countries may not protect the Company’s proprietary rights to the same extent, as do the laws of the United States or the European Community.  As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties.  In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company’s operating results could be materially and adversely affected. Litigation, which could result in substantial cost and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

Impact of Recent Accounting Pronouncements

The Company is subject to Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings per share.  While the Company believes that the application of EITF No. 01-09 will not have any effect upon its cash flow, potential investors may view the impact of EITF No. 01-09 upon the Company negatively. In the event this does occur, the price for the Company’s stock and as a result its ability to raise capital, may be adversely effected.

The Company’s financial reporting may be subject to other changes in accounting principles and procedures. In the event these changes negatively effect the Company’s reporting of the results of its operations, its ability to raise capital and to otherwise utilize its stock to attract key employees and finance potential acquisitions would be adversely effected.

Distribution Risks

The Company’s future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web.  The loss of, or reduction in, sales to certain of the Company’s key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company’s operating results.  Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, or increased use of mail-order catalogues, increased use of consumer-electronics channels for peripheral product sales, could affect the Company in ways not yet known.  For example, the rapid emergence of Internet-based e-commerce is putting substantial strain on some of the Company’s traditional channels. Moreover, additions to or changes in the types of products the Company sells, such as the digital entertainment products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish. Aggressive strategies employed by customers to obtain reductions in the charged purchase price, such as claimed price protections, rebates and advertising funds, may materially and adversely impact upon the Company’s cash flow and financial results of operations.  Finally, the Company’s customers frequently require that the Company expend substantial sums to promote distribution channels, advertise its products and reserve shelf space for the Company’s products.  To the extent the Company’s financial resources decline, the Company might be unable to fulfill its obligations under such programs.  Such a failure might adversely effect the Company’s relationship with its customers and as a result, its financial results of operations.

Capital Needs

There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company’s level of operations or any inability to secure additional capital as needed could impair the Company’s ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company’s ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand marketing and other operations. Failure to keep pace with competitive requirements in any of these areas could have a material adverse effect on the Company’s business and operating results. Moreover, any need to raise additional capital through the issuance of equity or debt securities may result in additional dilution to earnings per share.

Risks Associated with Vertical Integration

The Company pursues a strategy of continuously identifying and evaluating potential product vendors.  Ideally, the Company prefers a number of competitive suppliers of each of its products in order to ensure that the Company is offering leading edge technology in each product line at prices with which the Company can compete with competitors.  In the recent past there have been instances of Far East manufacturers of computer peripheral products acquiring distribution divisions in North America or otherwise establishing their own marketing organization in North America.  While these expansions in and of themselves are not material to the operations of the Company, vertical integration by the Company’s suppliers into North American marketing channels may restrict the vendors available to the Company and thereby may reduce the likelihood that the Company will have access to leading edge technology at prices which allow the Company to compete with vertically integrated competitors.

Recent Financial Losses

The Company reported a net loss in fiscal years ended December 31, 2000 and 2001.  These losses stemmed primarily from $5.1 million in inventory write-down during these years, mostly caused by the Hi-Val acquisition and increased product promotion expenses arising from the reintroduction of the Hi-Val and Digital Research Technologies brands.  There is no assurance that the Company will be able to obtain or maintain profitable operations in the future.  If it is unable to do so, there may be a material adverse effect on cash flow, which could cause violations in the covenants under the Line of Credit and could impede the Company’s ability to raise capital through debt or equity financing to the extent the Company may need it for continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.

Lack of Long Term Purchase Orders

The Company does not have any long term purchase orders from its customers.  The Company’s product orders are typically received with one to three weeks lead time to deliver the products.  Accordingly, the Company cannot rely on long-term purchase orders or commitments to protect it from the negative financial effects of a reduced demand for it’s products that could result from a general economic downturn, from changes in the PC peripheral marketplace, including the entry of new competitors into the market, and from the introduction by others of new or improved technology, from an unanticipated shift in the needs of it’s customers, or from other causes.

Dependence on Major Customers

In calendar 2001, the Company had sales with four major customers that each represent approximately 36% (Office Max), 20% (CompUSA), 15% (Best Buy), and 14% (Circuit City) of net sales.  Similarly, as of December 31, 2001, the Company had four customers that accounted for 25% (CompUSA), 23% (Office Max), 18% (Best Buy), and 15% (Circuit City) of accounts receivable.

In calendar 2000, the Company had sales with four major customers that each represent approximately 27% (CompUSA), 19% (Best Buy), 15% (Office Max), and 14% (Circuit City) of net sales.  Similarly, as of December 31, 2000, the Company had three customers that accounted for 27% (CompUSA), 19% (Best Buy), and 18% (Circuit City) of accounts receivable.

The Company does not have any contract with any of these customers requiring that any amount of product be purchased in the future.  In the event any of these major customers were to cease ordering products from the Company or to reduce the level of their orders, the Company’s financial performance could be materially and adversely effected.

Potential Fluctuations in Future Operating Results

The Company develops and markets products in the highly competitive optical storage, digital entertainment, multimedia and input-output segments of the personal computer peripheral marketplace.  These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters.  In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company’s revenues and gross margins.

The Company sells its products to retail customers such as mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users.  Reliance on indirect channels of distribution means that the Company typically has little or no direct visibility into end user customer demand.  The Company must rely upon sales forecasts provided by its retail customers in order to comply with lead times required by these customers.  If these forecasts prove inaccurate, the Company could either have excess inventory (resulting in potential finance costs and obsolescence) or insufficient inventory (resulting in an inability to meet customer demands promptly). Accordingly, this means that future operating results are dependent on the Company accurately predicting in advance the demand for various product segments from its customers.

Revenue Volatility and Dependence on Orders Received and Shipped in a Quarter

The volume and timing of orders received during a quarter are difficult to forecast. Retail customers generally order with only limited or no forecast data on an as-needed basis.  Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy.  This strategy, combined with current industry supply and demand conditions as well as the Company’s emphasis on minimizing inventory levels, has resulted in customers placing orders with relatively short delivery schedules and increased demand on the Company to carry inventory for its customer base, particularly for large national retail chains.  This has the effect of increasing short lead-time orders as a portion of the Company’s business and reducing the Company’s ability to accurately forecast net sales.  Because retail customers’ orders are at times difficult to predict, there can be no assurance that the combination of these orders, and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net sales during that quarter.  If the Company does not achieve a sufficient level of retail orders in a particular quarter, the Company’s revenues and operating results would be materially adversely affected.

Management of Growth

In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including marketing, technical support, customer service, sales and logistics.  This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems.

This requirement includes, without limitation:  securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting, telecommunications and networking systems; establishment of a significant worldwide web and e-commerce presence; coordination of suppliers and distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees.  Each of these requirements poses significant, material challenges.

During the year 2000, the Company acquired the Hi-Val brand name and became the world-wide exclusive licensee of the Digital Research Technologies brand name.  In addition to managing the growing business of the Company and its previous acquisitions, the Company will be required to integrate and manage these brands.  The Company faces significant challenges in terms of sales, marketing, and logistics with respect to integrating the products and businesses of Hi-Val and Digital Research Technologies into the procedures and operations of the Company.  There can be no assurance that the Company will be able to successfully integrate these operations.  If the Company fails to successfully integrate these brand names into the operations of the Company, there will likely be a material adverse impact on the operating results of the Company.  Even if the integration is successfully achieved, there can be no assurance that the cost of such integration will not materially and adversely affect the Company’s operating results, or that the Company will be able to make a satisfactory return on such costs.

In the fourth quarter of 2001, the Company commenced shipping its first digital entertainment product, a portable MP3 player distributed under the name MyMP3.  The Company has recently filed a trademark application for the name MyMP3. These products will pose new design, manufacturing and customer support issues to the Company and there can be no assurance that the Company can successfully meet these challenges, generate customer demand for such products or satisfy customer demand for the products. There can also be no assurance that the cost associated with meeting such challenges and satisfying demand will not have a material adverse impact on the Company’s operating results in future periods.

Product Shortages; Reliance on Sole or Limited Source Suppliers

The Company is dependent on sole or limited source suppliers for certain key products.  If any of these suppliers were to experience a disruption in their manufacturing capacity, the financial performance of the Company could be materially adversely effected.  There can be no assurances that the Company can obtain adequate inventory of each of its product categories, or that such shortages or the costs of these products will not adversely affect future operating results.  The Company’s dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize the Company’s product mix. Although the Company maintains ongoing efforts to identify new suppliers of its products, shortages may continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. In its attempt to counter actual or perceived shortages, the Company may over-purchase certain products or pay expediting or other surcharges, resulting in excess inventory or inventory at higher than normal costs and reducing the Company’s liquidity, or in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company’s gross margin and profitability.

Dependence on Optical Storage and Optical Media Market

Sales of optical storage and related media products accounted for approximately 80% of the Company’s net sales in 2001.  Although the Company has introduced products in the digital entertainment and multimedia segments of the PC peripheral market, optical storage and optical media devices are expected to continue to account for a majority of the Company’s sales for the foreseeable future. A decline in demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products’ functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company’s sales and operating results.

Migration to Personal Computer Motherboards

Many of the Company’s products are individual PC peripheral products that function within personal computers to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards.  The Company recognizes that such migration could occur with respect to the functionality provided by some of the Company’s current products.  While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity, such as audio and video upgrade cards, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, will not adversely affect the future market for the Company’s products.

Acquisition and Licensing Risks

The Company is currently effecting the transfer of the Hi-Val tradename and the license of the Digital Research Technologies tradename.  It is possible that a third party could attempt to impose certain liabilities associated with the prior operations of these brand names upon the Company.  In the event such an event would occur, the Company could be severely adversely effected.

Dependence on Key Personnel

The Company’s future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel, including the Company’s president Tony Shahbaz. Mr. Shahbaz has been instrumental in virtually all aspects of the Company’s operations. He has developed the key personal relationships with principals of the Company’s vendors and frequently is extensively involved in the Company’s sales and promotional efforts with its key customers. The loss of his services would certainly severely and adversely effect the financial results of operations of the Company.  The competition for such personnel is intense, particularly in the Orange County, California area.  There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, may significantly increase the Company’s expense levels or result in dilution to the Company’s earnings per share.  The Company does not carry “key person” life insurance on any of its employees.

Government Regulation and Industry Standards

The Company frequently jointly designs its products with its manufacturing suppliers. These products are sometimes subject to various government regulations and industry standards, such as Underwriters Laboratories compliance. It is difficult to predict the direction of evolution of these regulations and standards and what, if any impact they might have upon the operations of the Company.  For example, the Federal Drug Administration has inspected Company products containing laser components for potential health risks.  The Company’s failure to comply with the various existing and evolving standards and regulations could adversely impact its ability to sell its products.

Declining Selling Prices and Other Factors Affecting Gross Margins

The Company’s markets are characterized by intense ongoing competition coupled with a history, as well as a current trend, of declining average selling prices.  A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding prior year’s quarter even if more units were sold during such quarter than in the preceding or corresponding prior year’s quarter.  Accordingly, it is possible that the Company’s average selling prices will decline, and that the Company’s net sales and margins may decline in the future, from the levels experienced to date (See also “-Short Product Life Cycles; Dependence on New Products”).  The Company’s gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company’s products.  The availability of new products is sometimes restricted in volume early in a product’s life cycle and, should customers choose to wait for the new version of a product rather than to purchase the current version, the ability of the Company to procure sufficient volumes of such new products to meet higher customer demand is limited.  Such a failure to meet demand for new products may have a material adverse effect on the revenues and operating margins of the Company.

Asian Political and Economic Climate

The Company is dependent upon political and economic stability in the Far East.  Specifically, the Company orders virtually all of its products from large manufacturing facilities located primarily in Taiwan, Korea and the People’s Republic of China.  In the event of a severe political disruption in the governments of any country located in the Far East, the economic ramifications for the Company’s supplier base could be devastating.  As a result, the Company’s ability to conduct profitable operations might be materially and adversely effected.  The Company’s suppliers acquire components and raw materials for the manufacturing of the Company’s products from a number of countries, many of which do not conduct operations in United States dollars.  Any severe fluctuation in the value of such currencies could materially increase the cost to the Company’s suppliers of manufacturing the Company’s products.  Upon such an occurrence, the Company’s operations could be severely and adversely effected.

Seasonality

The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year and is generally slower in the period from April through August.  This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company’s sales consist of sales of more consumer-oriented or entertainment-driven products.  These seasonal fluctuations may be exaggerated by general economic conditions and other factors outside the control of the Company.  A failure by the Company to accurately forecast seasonal fluctuations may have a material adverse effect on the revenues and operating margins of the Company.

Short Product Life Cycles; Dependence on New Products

The market for the Company’s products is characterized by frequent new product introductions and rapid product obsolescence.  These factors typically result in short product life cycles, frequently ranging from three to six months.  The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer requirements.  To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of the Company’s existing products.  The success of new product introductions depends on various factors, some of which are outside the Company’s direct control.  Such factors may include:  selection of new products; selection of controller or memory chip architectures; implementation of the appropriate standards or protocols; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software drivers and hardware for speed, stability and compatibility; development and production of collateral product literature; ability to rapidly ramp manufacturing volumes to meet customer demand in a timely fashion; and coordination of advertising, press relations, channel promotion and  evaluation programs with the availability of new products.  For example, selection of the appropriate standards and protocols will be a key factor in determining the future success of the Company’s digital entertainment products.

Market Anticipation of New Products, New Technologies or Lower Prices

Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company’s customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices.  If such anticipated changes are viewed as significant by the market, such as the introduction of a data storage format change, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company’s operating results.  For example, during the fourth quarter of 2001 the Company initially introduced a 32 megabyte version of its “MyMP3” portable digital music system.  As technology quickly advanced the Company’s customers immediately demanded expanded memory capability. In response, the Company is developing a 64 megabyte version of the same product.  This demand for more technologically advanced products took place within a period of three months.

Product Returns; Price Protection

The Company frequently grants limited rights to customers to return certain unsold inventories of the Company’s products in exchange for new purchases (“Stock Rotation”), as well as price protection on unsold inventory.  Moreover, certain of the Company’s retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit.  The Company estimates returns and potential price protection on unsold channel inventory.  The Company accrues reserves for estimated returns, including warranty returns, and price protection.  The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products, as new product introductions are made.  However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions.

Rapid Technological Change

The markets for the Company’s products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence.  Product life cycles in the Company’s markets frequently range from three to six months.  The Company’s success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner.  Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products.  The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company’s customers are not the final end customers.  Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

Quantitative and Qualitative Disclosures About Interest Rate Risk

The Company is exposed to financial market risks due primarily to changes in interest rates.  As the Company continues to grow, it is finding that its vendors are increasingly refusing to provide credit.  As a result, the Company frequently is required to draw down upon its Line of Credit in order to finance its operations.  Fluctuations in interest rates may increase the cost of the Company drawing down upon its Line of Credit.  The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments.  The Company has no holdings of derivative or commodity instruments and does not conduct business in foreign currencies.

“Penny Stock” Rules

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of the Company’s common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quote on Nasdaq).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market, and the monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and

“accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in the Company’s common stock may find it difficult to sell their shares.

Bulletin Board Listing

The Company’s stock is currently quoted upon the NASD’s OTC Bulletin Board under the symbol “IOMC.”  Because the Company’s stock trades upon the Bulletin Board rather than on a national stock exchange, investors may find it difficult to either dispose of, or to obtain quotations as to the price of the Company’s common stock. In the event the Company does not timely file all reports and related forms required to maintain “reporting status” under the Securities Exchange Act of 1934, the Company would be delisted from the Bulletin Board.  In the event of such a delisting, investors in the Company’s stock might be unable to sell their shares and might be required to maintain their investment in the Company indefinitely.

Stock Price Volatility

The trading price of the Company’s Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new product introductions by the Company or its competitors, general conditions in the markets for the Company’s products or the computer industry, the price and availability of the Company’s products, general financial market conditions, market conditions for PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors.  In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time.  In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s operations were not subject to any foreign currency exchange or commodity price risk during fiscal year 2001.

As discussed under “Risk Factors,” the Company currently has a line of credit with China Trust Bank in an amount of up to $14 million.  This line of credit contains an interest rate of the prime lending rate plus three-quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate.  In the event the prime lending rate increases, the interest rate expense of the Company shall increase on an annualized basis by the amount of the increase multiplied by the amount outstanding under the China Trust line of credit.

ITEM 8 – FINANCIAL STATEMENTS

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each person.  The executive officers of the Company are elected annually by the Board of Directors.  Each year the stockholders elect the Board of Directors.  The executive officers serve a term of one to three years or until their death, resignation or removal by the Board of Directors.  There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

Name	Age	Title
Tony Shahbaz	39	Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer
Daniel Hou	52	Director
Anthony Andrews	39	Vice President, Director of Engineering, Director
Steel Su	50	Director
Daniel Yao	45	Director
Young-Hyun Shin	48	Director

Tony Shahbaz, Steel Su and Steve Gillings (the Company’s Vice President-Finance) constitute the members of the Company’s Compensation Committee.  The Compensation Committee meets periodically to review and provide recommendations to the Board of Directors regarding employee compensation issues.

Mr. Tony Shahbaz, Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, is the Company’s founder.  In addition, he has played a key role in developing the Company’s multimedia strategy.  Mr. Shahbaz has over 20 years experience in the data storage, multimedia and PC industry.  Prior to his with the Company, he was employed by Western Digital Corporation from September 1986 to March 1993.  At Western Digital Corporation, he held several positions including Vice President of Worldwide Sales for Western Digital Paradise, and Regional Director of Asia Pacific Sales and Marketing Operations.  While at Western Digital Paradise’s business unit, he established a multichannel world wide retail distribution structure, with a full line of multimedia products.  As Regional Director of Asia Pacific Sales, he managed two of the company’s wholly owned subsidiaries that developed the Asian markets for the company’s products. Since 1993 Mr. Shahbaz has been the president of the Company.  Prior to his positions with Western Digital, he held management positions with Tandon Corporation and Lapin Technology, in the marketing and sales divisions of these companies.

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

Mr. Anthony Andrews, Vice President, Director of Engineering, joined the Company in February 1994.  Mr. Andrews has over 15 years of experience in the computer industry.  His background includes product and software design, with his most recent position as Principal Engineer at Western Digital Corporation from March 1988 to February 1994. As Principal Engineer, he pioneered the development of portable notebook designs for companies such as IBM and AST.  He also played a lead role in developing power management features that are being commonly used in the industry today.  Mr. Andrews has his own software design company which has developed embedded system designs as well as game software.  Mr. Andrews works closely with the Company’s sales channels to identify product/market opportunities for the Company. He is responsible for bringing products from concept to market launch.  This includes sourcing manufacturers for hardware, developing any necessary software, and packaging designs and specification sheets.  He received a Bachelor of Science in Math and Computer Science from the University of California at Los Angeles.

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

Daniel Yao, Director, is currently a Senior Investment Consultant for Ritek.  From 1996 to 1998 he was Executive Vice President of ABN Amro Bank in Taiwan, from 1998 to 2000 he was Senior Investment Consultant for CorPacific Securities Capital, and as of 2000 he has been a Director of Ritek Display Corp. and Vice Chairman of Rifull Venture Capital.  Mr. Yao received an MBA from the University of Rochester in New York.

Mr. Young-Hyun Shin, Director, has been the Chief Executive Officer of BTC Korea Co., Ltd. From March 1988 through the present.  He received a degree in electronics from Yonsei University in 1979.  Mr. Shin resides in Korea.

There is no family relationship between any of the directors or officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2001 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation of Executive Officers

Set forth below is a summary of compensation for the Company’s Chief Executive Officer for fiscal years ended December 31 2001, 2000 and 1999. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Options SARs		All Other Compensation
Tony Shahbaz	2001	$180,857	0	905,000	(1)	$6,000 (auto	)
CEO, President,	2000	$140,000	0	1,110,000	(2)	$6,000 (auto	)
Secretary & CFO	1999	$140,000	$165,396	—0	—	$6,000 (auto	)

(1)                                  On August 10, 2001, the Company issued 100,000 options to Mr. Shahbaz to purchase common stock of the Company at an exercise price of $1.10 per share under the Company’s 2001 Incentive and Nonstatutory Stock Option Plan as compensation for his serving as a director.  The Company also issued 800,000 options to purchase common stock at an exercise price of $1.00 per share to Mr. Shahbaz under the 2001 Incentive and Nonstatutory Stock Option Plan as compensation for Mr. Shahbaz serving as an officer of the Company.  The Company also issued 5,000 options to Fedra Shahbaz, wife of Mr. Shahbaz, to purchase common stock of the Company at an exercise price of $1.10 per share under the Company’s 2001 Incentive and Nonstatutory Stock Option Plan.

(2)                                  On January 24, 2000, the Company issued 300,000 options to Mr. Shahbaz to purchase common stock of the Company at an exercise price of $2.00 per share under the Company’s 1999 Incentive and Nonstatutory Stock Option Plan.  The Company also issued 300,000 options to purchase common stock at an exercise price of $2.06 per share to Mr. Shahbaz under the 2000 Incentive and Nonstatutory Stock Option Plan.  The Company also issued 510,000 options to Fedra Shahbaz, wife of Mr. Shahbaz, to purchase common stock of the Company at an exercise price of $2.00 per share under the Company’s 2000 Incentive and Nonstatutory Stock Option Plan.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

The Company did issue, in August 2001, an aggregate of 350,000 options to the Board of Directors and certain consultants to acquire shares of the Company’s common stock exercisable at $1.10 per share.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of the date of this Report by:  (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group.

Name	Number of Shares(1) of Common Stock	Number of Options	Percentage Beneficially Owned(2)
Tony Shahbaz (3)	35,729,417	2,615,000	53%
Anthony Andrews (4)	16,666	410,000	*
Daniel Hou	35,000	85,000	*
Hou Electronics, Inc.(5)	2,000,000	—	3%
Steel Su (3)	6,860,000	300,000	10%
BTC Korea (3)	8,132,912	—	12%
Citrine Group, LTD.	5,112,262	—	7%
All officers and directors as a group (4 persons)	42,641,083	3,410,000	85%

*                                         Less than one percent

(1)                                  Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.  The number of shares reflected above are those outstanding as of December 31, 2001.

(2)                                  The percentages are based on 67,930,291 shares outstanding on a fully diluted basis as of April 5, 2002.

(3)                                  C/o the Company’s address:  1300 Wakeham, Santa Ana, California 92705.  18,356,340 of these shares are held in the name of Susha, LLC, a California LLC.  Susha was created as a holding company to hold certain securities contributed by BTC and Mr. Shahbaz. While Mr. Shahbaz has certain voting powers associated with the shares held by Susha, 50% of all financial benefits derived from the shares held by Susha are for the benefit of BTC and 50% of the financial benefits derived from the shares held by Susha are for the benefit of Mr. Shahbaz.  8,250,000 of these shares are held in the name of Susha, LLC a Nevada LLC. Susha Nevada was created as a holding company to hold certain securities contributed by BTC and Mr. Shahbaz.  While Mr. Shahbaz has voting and investment power associated with the shares held by Susha, 50% of all financial benefits derived from the shares held by Susha are for the benefit of BTC and 50% of the financial benefits derived from the shares held by Susha are for the benefit of Mr. Shahbaz.  The remainder consists of 7,534,077 shares held in Mr. Shahbaz’ name, 2,100,000 options to purchase common stock granted to Mr. Shahbaz, and 515,000 options granted to Fedra Shahbaz, wife of Mr. Shahbaz.

(4)                                  Including 350,000 options to purchase common stock granted to Tony Andrews and 60,000 options granted to Nancy Andrews, wife of Mr. Andrews.

(5)                                  Pursuant to a written agreement, Hou Electronics, Inc. is entitled to nominate a candidate for the Board of Directors of the Company.

The following table sets forth certain information regarding beneficial ownership of the Company’s Preferred Stock as of the date of this Report by:  (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

Name	Number of Shares of Preferred Stock	Percentage Beneficially Owned
Finova Capital Corporation	1,125,000	100%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 3, 1999, I/OMagic entered into a subscription agreement with Behavioral Technology Corporation (USA), a California corporation (“BTC”).  In this transaction, BTC:  (i) contributed $5 million worth of inventory in exchange for 16,666,667 shares of restricted Common Stock of I/OMagic and (ii) provided a $5 million credit line for the purchase of additional inventory.  Borrowings are non-interest bearing and are due 75 days from the date of borrowing.

On January 4, 2000, I/OMagic entered into a subscription agreement with Behavior Technology Corporation Taiwan (“BTC Taiwan”).  In this transaction, BTC Taiwan contributed $5,000,000 worth of inventory in exchange for 6,250,000 shares of restricted Common Stock of the Company.

On March 7, 2000, I/OMagic entered into a subscription agreement with Behavior Technology Corporation Korea (“BTC Korea”).  In this transaction, BTC Korea purchased 632,912 shares of Common Stock for $2,000,000 in cash.

On December 10, 2000, I/OMagic entered into a subscription agreement with Citrine Corporation (Citrine”).  Citrine is the investment arm of Ritek Corporation.   In this transaction, Citrine contributed $8,000,000 worth of inventory in exchange for 5,112,262 shares of restricted Common Stock of the Company.

On December 31, 2000, the Company acquired all of the common stock of IOM Holdings in exchange for 24 million shares of common stock of the Company.  An independent appraisal of IOM Holdings was obtained.  IOM Holdings is the owner of the Hi-Val brandname and the exclusive licensee of the Digital Research Technologies brand name.  The stock of IOM Holdings was held by Mr. Tony Shahbaz, Mr. Steel Su and BTC Korea.  Mr. Shahbaz and Mr. Su each received 9.6 million shares of the Company in exchange for their shares of IOM Holdings.  BTC Korea received 4.8 million shares.

On December 31, 2000, Mr. Shahbaz and Mr. Su had outstanding personal obligations which were satisfied by transferring 7.3 million of the shares they received in this transaction.  These personal obligations included obligations to BTC Korea in which they received 2.7 million shares.  After payment of these obligations, Mr. Shahbaz and Mr. Su netted 5.95 million shares each of the 9.6 million shares transferred in the IOM Holdings transaction.  The remaining shares issued by the Company were used to satisfy creditors of IOM Holdings.  The acquisition of IOM Holdings by the Company was approved by a vote of the shareholders at the annual shareholders meeting held on September 12, 2000.

As of December 31, 2001, the Company had $2,497,670 outstanding in trade payables with Citrine Corporation generated in the ordinary course of business.  Citrine is a shareholder of the Company.

As of December 31, 2001, the Company had $3,000,926 outstanding in trade payable with BTC USA generated in the ordinary course of business.  BTC Taiwan and BTC Korea are both affiliated with BTC USA and are shareholders of the Company.

King Eagle Enterprises, Inc. (“King Eagle”) is a broker and sales agent for packaging materials and printing services.  The sole shareholder of King Eagle is Tony Shahbaz, the president of the Company.  King Eagle is seeking to purchase a printing production facility to provide better pricing, service, support and response time to the Company.

As of December 31, 2001 the Company owed $28,673 to Alex Properties, a company owned by a major shareholder.

PART IV

ITEM 14 – EXHIBITS AND REPORTS ON FORM 8-K

(a)                                 Exhibits

3.1	Articles of Incorporation of Asian-Inter American Development Corporation, dated October 20, 1992*
3.2	Certificate of Amendment to Articles of Incorporation of Asian-Inter American Development Corporation changing name to Silvercrest International, Inc., dated August 30, 1993*
3.3	Restated Articles of Incorporation of Silvercrest International, Inc., dated January 10, 1996*
3.4	Certificate of Amendment to the Articles of Incorporation of Silvercrest International, Inc. changing name to I/OMagic Corporation, Inc., dated March 19, 1996*
3.5	Bylaws of Asian-Inter American Development Corporation, dated October 20, 1992, adopted by I/OMagic Corporation, Inc.*
3.6	Amendment to the Bylaws of I/OMagic Corporation, Inc., dated November 13, 1996*
4.1	Certificate of Designation of Preferred Stock, dated October 31, 1996*
10.1	Employment Agreement by and between I/OMagic Corporation, Inc., a California Corporation, and Tony Shahbaz, dated October 22, 1993*
10.2	I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan, dated January 2, 1997*
10.3	Plan of Exchange and Acquisition Agreement by and between Silvercrest International and I/OMagic Corporation, a California corporation, dated March 8, 1996*
10.4	I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan, dated January 2, 1998*
10.5	Strategic Alliance Agreement between I/OMagic Corporation and Hou Electronics, Inc., dated, September 19, 1997*
10.7	BTC Acquisition Agreement, dated February 3, 1999*
10.8	Lease Agreement by and between I/OMagic Corporation and Autry Properties*
10.9	I/OMagic Corporation 2001 Incentive and Nonstatutory Stock Option Plan dated, September 29, 2001

*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on January 11, 2000.

(b)          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 12th day of April, 2002.

I/OMAGIC CORPORATION

/s/ Tony Shahbaz
By:	Tony Shahbaz
Its:	Chief Executive Officer, President
Secretary and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each whose signature appears below constitutes and appoints Tony Shahbaz as his attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Shahbaz	Chief Executive Officer, President	April 12, 2002
Tony Shahbaz	Secretary and Chief Financial Officer

/s/ Anthony Andrews	Vice President	April 12, 2002
Anthony Andrews

/s/ Daniel Hou	Director	April 12, 2002
Daniel Hou

/s/ Steel Su	Director	April 12, 2002
Steel Su

/s/ Daniel Yao	Director	April 12, 2002
Daniel Yao

/s/ Young-Hyun Shin	Director	April 12, 2002
Young-Hyun Shin