Form 10-Q
period 2002-03-31
I OMAGIC CORP/CA
filed 2002-05-15
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

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
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

As of May 14, 2002, the number of shares of Common Stock issued and outstanding was 67,930,291.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

I/OMAGIC CORPORATION AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL INFORMATION

PART 1 - ITEM 1

I/OMAGIC CORPORATION

BALANCE SHEETS

DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)

	DECEMBER 31, 2001	March 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,423,623	$5,312,212
Accounts receivable, net of allowance for doubtful accounts of $2,679,118 and $2,441,250	27,844,543	25,961,636
Inventory, net of allowance for obsolete inventory of $558,703 and $1,180,517	10,377,287	12,942,103
Inventory in transit	1,634,420	2,350,960
Income tax receivable	34,311	34,311
Prepaid expenses and other current assets	2,292,424	1,664,448
Current portion of deferred income taxes	1,556,000	1,556,000

TOTAL CURRENT ASSETS	48,162,608	49,821,670

PROPERTY AND EQUIPMENT, NET	1,266,216	1,195,133
TRADEMARK, net of accumulated amortization of $3,375,976 and $3,858,256	6,269,703	5,787,423
DEFERRED INCOME TAXES, net of current portion	165,000	165,000
OTHER ASSETS	40,240	40,240

TOTAL ASSETS	$55,903,767	$57,009,466

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION

BALANCE SHEETS

DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)

	DECEMBER 31, 2001	MARCH 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$9,622,241	$12,994,734
Accounts payable and accrued expenses	12,027,498	10,739,287
Accounts payable to related parties	5,521,720	3,909,053
Current portion of capital lease obligation	10,978	6,910
Reserves for customer returns and allowances	2,605,679	2,228,590

TOTAL CURRENT LIABILITIES	29,788,116	29,878,574

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK 10,000,000 shares authorized, $0.001 par value
Series A, 1,000,000 shares authorized 875,000 shares issued and outstanding	875	875
Series B, 1,000,000 shares authorized 250,000 shares issued and outstanding	250	250
Additional paid-in capital	8,998,875	8,998,875

TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK	9,000,000	9,000,000

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value 100,000,000 shares authorized 67,930,291 and 67,930,291 (unaudited) shares issued and outstanding	67,931	67,931
Additional paid in capital	31,493,957	31,493,957
Accumulated deficit	(14,446,237)	(13,430,996)
TOTAL STOCKHOLDERS’ EQUITY	17,115,651	18,130,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,903,767	$57,009,466

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31,  2002 (UNAUDITED) AND 2001 (UNAUDITED)

	Three Months Ended March 31,
	2001	2002
Net sales	$10,048,506	$26,719,632

Cost of sales	9,137,277	22,674,409
Gross profit	911,229	4,045,223

Operating expenses
Selling, marketing and advertising	382,516	397,200
General and administrative	1,455,834	1,998,507
Depreciation and amortization	554,911	559,504
Total operating expenses	2,393,261	2,955,211
Income (loss) from operations	(1,482,032)	1,090,012

Other income (expense)
Interest income	29,105	—
Interest expense	(188,992)	(74,771)
Other income	10,170	—
Other expense	(18,116)	—
Total other income (expense)	(167,833)	(74,771)

Income (loss) before provision for income taxes	(1,649,865)	1,015,241
Provision for (benefit from) income taxes	427,091	—

Net income (loss)	$(2,076,956)	$1,015,241

Basic earnings (loss) per share	$(0.03)	$0.01

Diluted earnings (loss) per share	$(0.03)	$0.01

Basic weighted-average shares outstanding	67,917,791	67,930,291

Diluted weighted-average shares outstanding	67,917,791	71,530,291

The accompanying notes are an integral part of these financial statements

I/OMAGIC CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

	Three Months Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from operations	$(2,076,956)	$1,015,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,927	77,223
Amortization of trademark	482,284	482,280
Provision for allowance for doubtful accounts	26,427	(237,868)
Reserve for obsolete inventory	(187,072)	621,814
Deferred income tax	427,091	—
Reserve for customer returns and allowances	(415,832)	(377,089)
(Increase) decrease in:
Accounts receivable	(184,517)	2,120,775
Accounts receivable from related parties	(590,675)	—
Inventory	2,705,492	(3,186,630)
Inventory in transit	—	(716,540)
Prepaid expenses and other current assets	62,983	627,976
Increase (decrease) in:
Accounts payable and accrued expenses	(6,386,528)	(1,288,211)
Accounts payable to related parties	5,055,704	(1,612,667)
Net cash (used in) operating activities	(1,016,572)	(2,473,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(25,487)	(6,140)
Net cash (used in) investing activities	(25,487)	(6,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	(1,012,114)	3,372,493
Payments on capital lease obligations	(2,745)	(4,068)
Net cash provided by (used in) financing activities	(1,014,859)	3,368,425
Net increase (decrease) in cash and cash equivalents	(2,056,918)	888,589
Cash and cash equivalents at beginning of period	3,502,546	4,423,623
Cash and cash equivalents at end of period	$1,445,628	$5,312,212

Supplemental cash flow information:
Interest paid	$188,992	$65,438
Income taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (the “Company”), a Nevada corporation, develops, manufactures through subcontractors, markets, and distributes multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.

In March 1996, I/O Magic Corporation, a California corporation (“I/OMagic California”), originally incorporated on September 30, 1993 entered into a Plan of Exchange and Acquisition Agreement (the “Acquisition Agreement”) with Silvercrest International, Inc. (“Silvercrest”), a Nevada corporation. Pursuant to the Acquisition Agreement, Silvercrest acquired all of the outstanding stock of I/OMagic California totaling 6,570,583 shares in exchange for an aggregate 6,570,583 shares of newly-issued common stock. In connection with the Acquisition Agreement, the Company issued 624,704 shares of common stock. For accounting purposes, the acquisition has been treated as a recapitalization of I/OMagic California, with I/OMagic California as the accounting acquirer (reverse acquisition). The reverse acquisition was recorded at the historical cost of I/O Magic California. Prior to the execution of the Acquisition Agreement, Silvercrest was a public company listed on NASDAQ’s over-the-counter market with dormant operations and no assets or liabilities. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  The unaudited condensed consolidated financial statements include the accounts of I/OMagic Corporation and subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

STOCK BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

RECLASSIFICATIONS

Certain amounts included in the March 31, 2001 Statement of Income have been reclassified to conform with the current period presentation.  Such reclassification did not have any effect on the reported net loss.

EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (“potential common stock”) that would then share in the earnings (loss) of the Company.

As of March 31, 2002 (unaudited) and 2001 (unaudited), the Company had potential common stock as follows:

	2002	2001
Weighted-average common shares Outstanding during the period	67,930,291	67,917,791

Incremental shares from assumed conversion of convertible preferred stock	3,600,000	—

FULLY DILUTED WEIGHTED-AVERAGE COMMON SHARES AND POTENTIAL COMMON STOCK (UNAUDITED)	71,530,291	67,917,791

Since the Company had a net loss for the three months ended March 31, 2001 basic and diluted shares are the same.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

March 31, 2002
(unaudited)
Accounts payable	$1,348,410
Accrued rebates and marketing	8,209,581
Accrued compensation and related benefits	411,471
Other	769,825
TOTAL	$10,739,287

NOTE 4 - INVENTORY

Inventory consisted of the following:

March 31, 2002
(unaudited)

Component parts	$3,142,527
Finished goods	10,980,093
Reserves for inventory	(1,180,517)
TOTAL	$12,942,103

NOTE 5 - LINE OF CREDIT

The Company maintains a revolving line of credit with a financial institution that allows it to borrow a maximum of $14,000,000 with a sub-limit of $13,000,000. The line of credit expires December 31, 2002.  The line is secured by a UCC filing on substantially all of the Company’s assets.

Within the sub-limit, up to $13,000,000 is available for maturities up to 150 days and up to $3,000,000 is available for maturities up to 60 days against 30% of inventory.  Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds availability.

The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables.  Advances on the line of credit bear interest at the Wall Street Journal Prime (4.75% as of March 31, 2002) plus 0.50%.  As of March 31, 2002, the outstanding balance under the revolving line of credit was $12,994,734 (unaudited).

The line of credit provides for the maintenance of certain financial covenants and a compensating balance of $750,000, of which the Company was in compliance at March 31, 2002.

NOTE 6 - CREDIT LINES FROM RELATED PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt.  The credit agreement can be terminated or changed at any time. As of December 31, 2001 and March 31, 2002 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with an April 1999 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2001 and March 31, 2002 (unaudited), there were $3,001,926 and $1,984,053, respectively, in trade payables outstanding under this arrangement.

In connection with a December 2000 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2001 and March 31, 2002 (unaudited), there were $1,273,250 and $1,925,000, respectively, in trade payables outstanding under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through March 2010.

Rent expense was $145,702 and $155,328 for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited), respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION

On March 9, 2002, the following individuals:  Mark Vakili, Mitra Vakili, Hi-Val, Inc., and Alex Properties, filed a Complaint in Orange County Superior Court  ( the “Complaint”) naming IOM Holdings, Inc. (“IOMH”), the Company, Steele Su, Tony Shahbaz and Mei Hsu. The Complaint alleges eight causes of action, however, only three claims are asserted against IOMH and the Company.

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

EMPLOYMENT CONTRACT

The Company has entered into an employment contract with one of its officers which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances.  In addition, the agreement provides for a bonus based on the “net profits” of the Company, as defined.  The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000.  For net profits in excess of $500,000, the bonus is 7% of such excess.  $18,000 was paid during the three months ended March 31, 2002.  No bonuses were paid during the three months ended March 31, 2001.  As of March 31, 2002, there was $68,662 (unaudited) accrued under this agreement.

RETAIL AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management’s evaluation of historical experience and current industry and Company trends. During the three months ended March 31, 2002 and 2001, the Company incurred $921,329 (unaudited) and $166,645 (unaudited), respectively, related to these agreements.  Such is netted against sales revenue in the accompanying statements of income.

NOTE 8 - CAPITAL TRANSACTIONS

There were no capital transactions by the Company during the three months ended March 31, 2002 and 2001.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 and 2001, the Company had purchases from related parties totaling approximately $6,642,945 (unaudited) and $4,380,700 (unaudited), respectively.

At March 31, 2002 and 2001, the Company had accounts payable to related parties totaling approximately $3,909,053 (unaudited) and $4,878,994 (unaudited), respectively.

The Company leases its Santa Ana facility from an officer of the Company which requires initial minimum monthly payment of $28,673 and expires in March 2010.  For the three months ended March 31, 2002 and 2001, rent expense was $86,018 (unaudited) and $86,018 (unaudited), respectively, and is included in general and administrative expenses in the accompanying statements of operations.

King Eagle Enterprises, Inc., a related party, is involved in printing and packaging services to the Company.  King Eagle Enterprises, Inc. is currently seeking investments in and/or acquisitions of printing and packaging facilities to better accommodate cost/support to the Company.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB No. 30 will no be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There are no subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months ended March 31, 2002 and 2001

Results of Operations

Gross sales for the period ended March 31, 2002 (“2002”) increased 139% to $33,605,726 from $14,040,107 for the period ended March 31, 2001.  The increase in gross sales is attributable to the re-introduction of the Hi-Val and Digital Research Technologies brands during Q3 and Q4 of 2001.  Net sales for the period ended March 31, 2002 increased 166% to $26,719,632 from $10,048,506 for the period ended March 31, 2001.

Net sales include reductions to gross sales for returns, price protection and marketing promotions.  The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its March 31, 2002 statement of operations and has reclassified its March 31, 2001 statement of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings per share. Marketing expenses now netted against sales for 2002 were $3,731,349 and for 2001 were $1,857,217.

Total cost of sales as a percentage of net sales decreased from 90.93% ($9,137,277) in 2001 to 84.86% ($22,674,409) in 2002. This was primarily due to a change in product mix to products with a higher gross margin in 2002.

The Company believes that a more informative picture of its cost of sales is in relation to net sales before deductions for marketing expenses ($30,450,981 in 2002 and $11,905,723 in 2001).  On this basis, cost of sales for products decreased from 71.49% ($8,510,977) in 2001 to 67.10% ($20,434,091) in 2002.   This increase in margin on products of 4.39% was due to a change in product mix to products with a higher gross margin percentage.  On this same sales basis, freight in/out increased from 4.88% ($581,300) in 2001 to 5.22% ($1,590,318) in 2001.  This was due to increased air freight in 2002 arising from unanticipated demand for products requiring expedited shipment caused by supply constraints resulting from the September 11th terrorist attacks.  On the same sales basis, inventory write-downs to lower of cost or market increased from 0.38% ($45,000) in 2001 to 2.13% ($650,000) in 2002.  This was primarily in relation to Hi-Val inventory received in the acquisition of IOM Holdings.

Operating expenses as a percentage of net sales decreased from 23.82% ($2,393,261) in 2001 to 11.06% ($2,955,211) in 2002.  This percentage decrease is primarily due to both total operating expenses decreasing and net sales increasing 165.91%.  Selling, marketing, and advertising expenses increased by $14,684, general and administrative expenses increased by $542,673 and depreciation and amortization expenses increased by $4,593 in 2002.

Selling, marketing and advertising expenses in 2002 were $397,200 (1.49% of net sales) and in 2001 were $382,516 (3.81% of net sales).  2001 expenses were restated for reclassification of certain marketing expenses against net sales per EITF issue No. 01-09.  Selling, marketing and advertising expenses increased by $14,684 primarily due to higher commissions for outside rep groups (due to higher sales), offset primarily by lower salaries and benefits due to less sales and marketing employees.

General and administrative expenses in 2002 were $1,998,507 (7.48% of net sales) and in 2001 were $1,455,834 (14.49% of net sales).  General and administrative expenses increased primarily due to increases to the reserve for bad debt expense in relation to old Hi-Val accounts receivable and shipping supplies in 2002 partially offset by less payroll expenses in 2002.

Depreciation and amortization expenses in 2002 were $559,504 (2.09% of net sales) and in 2001 were $554,911 (5.52% of net sales).

Other income (expenses) decreased from ($167,833) (1.67% of net sales) expense in 2001 to  ($74,771) (0.28% of net sales) expense in 2002.  This was primarily due to $114,221 less interest expense in 2002 offset by $29,105 less interest income in 2002.  The decline in interest expense stems from the partial conversion of Hi-Val institutional debt to preferred stock of the Company.

Income tax benefit for 2001 represents Federal taxes as a result of the Company’s estimated annualized taxable income being subject to Alternative Minimum Taxes (AMT), California state franchise tax estimate, and the current period deferred benefit.  There were no income taxes for 2002 as the Company has a net operating loss carryforward from prior years.

The Company’s operations resulted in net income in 2002 of $1,015,241 versus a net loss in 2001 of $2,076,956.  This was the result of a 166% increase in net sales in 2002 over 2001.

The Company’s backlog at March 31, 2002 was $6,239,326 versus a backlog at March 31, 2001 of $1,903,770.  This increase is a result of increased sales volume primarily to Office Max and Best Buy.

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

The Company currently has a $14 million asset based line of credit with China Trust Bank which expires December 31, 2002.  As of the date of this filing, the borrowings under this line were approximately $7.6 million.  The Company believes that its current cash flow from operations, the amounts available under its existing vendor lines of credit and its asset based line of credit are sufficient to meet its working capital and capital expenditure requirements at the current sales volume for the next twelve months.

For the three months ended March 31, 2002, the Company had a net increase in cash relative to December 31, 2001 in the amount of $888,589.  This was due to cash provided by financing activities of $3,368,425 offset by cash used in operating activities of $2,473,696 and cash used in investing activities of $6,140.  Cash provided by financing activities was primarily provided by net borrowings on the line of credit.  Cash used for investing activities was for leasehold improvements, furniture and computer equipment.  Cash was used in operating activities as follows: $3,186,630 was used to increase inventory; $1,612,667 was used to decrease accounts payable to related parties; $1,288,211 was used to decrease accounts payable and accrued expenses; $716,540 was used to increase inventory in transit; $2,120,775 was provided by a decrease in accounts receivable; $1,015,241 was provided by income from operations; $627,976 was provided by a decrease in prepaid expenses and other current assets; $566,360 net was provided by non-cash adjustments such as depreciation, amortization, and provisions.

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

The high technology requirements of the Internet, music, data storage, gaming and various other applications increasingly require that consumers upgrade their personal computers to take full advantage of technology improvements in data storage, audio, video and various I/O devices.  The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace.  In the event the Company continues with the revenue growth it has experienced since June 2001, the Company believes that it will need additional capital. While there is no assurance that it will be successful in raising additional capital, the Company is currently actively seeking both institutional debt, as well as private sources of equity capital in order to assure that it will be capable of financing such growth.  In the event the Company is unsuccessful in securing such financing, it may be required to curtail its sales growth.

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

Impact of Recent Accounting Pronouncements

The Company is subject to Emerging Issues Task Force (“EITF”) issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue as net sales.  The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001.  The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has restated its March 31, 2001 statement of operations.  The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses.  There is no impact on operating income, net income or earnings per share.  While the Company believes that the application of EITF No. 01-09 will not have any effect upon its cash flow, potential investors may view the impact of EITF No. 01-09 upon the Company negatively. In the event this does occur, the price for the Company’s stock and as a result its ability to raise capital, may be adversely effected.

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

Recent Financial Losses

The Company reported a net losses in fiscal years ended December 31, 2000 and 2001.  These losses stemmed primarily from $5.1 million in inventory write-down during these years, mostly caused by the Hi-Val acquisition and increased product promotion expenses arising from the reintroduction of the Hi-Val and Digital Research Technologies brands.  There is no assurance that the Company will be able to obtain or maintain profitable operations in the future.  If it is unable to do so, there may be a material adverse effect on cash flow, which could cause violations in the covenants under the Line of Credit and could impede the Company’s ability to raise capital through debt or equity financing to the extent the Company may need it for continued operations or for planned expansion.  Consequently, future losses may have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.

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

Dependence on Major Customers

During the three month period ended March 31, 2002 the Company had four major customers which accounted for approximately 87% of the Company’s net sales.

The amounts due from these major customers on March 31, 2002 amounted to approximately $24,865,624.  The Company’s strategy is to constantly attempt to sign new major retail customers in order to both increase the Company’s growth and to reduce the impact of any one customer.

The Company does not have any contract with any of these customers requiring that any amount of product be purchased in the future.  In the event any of these major customers were to cease ordering products from the Company or to reduce the level of their orders, the Company’s financial performance could be materially and adversely affected.

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

Acquisition and Licensing Risks

In the year 2000, the Company completed the acquisition of the Hi-Val tradename and the license of the Digital Research Technologies tradename.  It is possible that a third party could attempt to impose certain liabilities associated with the prior operations of these brand names upon the Company.  In the event such an event would occur, the Company could be severely adversely effected.

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

Bulletin Board Listing

The Company’s stock is currently quoted upon the NASD Over-the-Counter Bulletin Board under the symbol “IOMC.OB.”  Because the Company’s stock trades upon the Bulletin Board rather than on a national stock exchange, investors may find it difficult to either dispose of, or to obtain quotations as to the price of the Company’s common stock. In the event the Company does not timely file all reports and related forms required to maintain “reporting status” under the Securities Exchange Act of 1934, the Company would be delisted from the Bulletin Board.  In the event of such a delisting, investors in the Company’s stock might be unable to sell their shares and might be required to maintain their investment in the Company indefinitely.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

On March 9, 2002, the following individuals:  Mark Vakili, Mitra Vakili, Hi-Val, Inc., and Alex Properties, filed a Complaint in Orange County Superior Court  ( the “Complaint”) naming IOM Holdings, Inc. (“IOMH”), the Company, Steele Su, Tony Shahbaz and Mei Hsu. The Complaint alleges eight causes of action, however, only three claims are asserted against IOMH and the Company.

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

Item 2.  Changes in Securities and Use of Proceeds

Incorporated by reference from Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2001 (see Management’s Discussion and Analysis and Liquidity and Capital Resources).  See Financial Statement Supplemental Schedule of Non-Cash Investing and Financing Activities and Note 6.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

1.     Reports on Form 8-K filed:                 None

Signatures

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

I/OMAGIC CORPORATION

DATED:	May 14, 2002	By:	/s/ Tony Shahbaz
Tony Shahbaz, President and Chief Executive
Officer, Chief Financial Officer