Form 10-Q
period 2002-06-30
I O MAGIC CORP/CA
filed 2002-08-19
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to __________

                               ------------------

                       Commission File Number: 0000-27267

                              I/OMAGIC CORPORATION
             (Exact name of registrant as specified in its charter)

           NEVADA                                                 88-0290623
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    1300 WAKEHAM AVENUE, SANTA ANA, CALIFORNIA 92705
               (Address of principal executive office) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (714) 953-3000

         Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 16, 2002, there were 67,930,291 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                              I/OMAGIC CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

          Balance Sheets as of June 30, 2002 and December 31, 2001.............2

          Statements of Operations for the three and six months ended
          June 30, 2002 and 2001    ...........................................4

          Statements of Cash Flows for the six months ended June 30, 2002 and 2001.............................................................5

          Notes to Financial Statements....................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................29

Item 2.  Changes in Securities and Use of Proceeds............................29

Item 3.  Defaults Upon Senior Securities......................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................29

Item 5.  Other Information....................................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................30

Signatures    ................................................................31

Exhibits Filed with Report on Form 10-Q.......................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                              I/OMAGIC CORPORATION
                                 BALANCE SHEETS
                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

                                     ASSETS

                                                    DECEMBER 31,      JUNE 30,
                                                        2001            2002
                                                    ------------    ------------

CURRENT ASSETS
     Cash and cash equivalents                      $ 4,423,623     $ 7,528,454
     Accounts receivable, net of allowance for
       doubtful accounts of $2,679,118 and           27,844,543      14,469,015
       $ 2,966,245
     Inventory, net of allowance for obsolete
       inventory of $558,703 and $232,422            10,377,287      14,732,620
     Inventory in transit                             1,634,420              --
     Income tax receivable                               34,311          34,311
     Prepaid expenses and other current assets        2,292,424       1,506,070
     Current portion of deferred income taxes         1,556,000       1,056,000
                                                    ------------    ------------

         TOTAL CURRENT ASSETS                        48,162,608      39,326,470

PROPERTY AND EQUIPMENT, NET                           1,266,216       1,106,853
TRADEMARK, net of accumulated amortization
  of $3,375,976 and $4,002,940                        6,269,703       5,642,739
DEFERRED INCOME TAXES, net of current portion           165,000         165,000
OTHER ASSETS                                             40,240          40,240
                                                    ------------    ------------

TOTAL ASSETS                                        $55,903,767     $46,281,302
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements


                                        I/OMAGIC CORPORATION
                                           BALANCE SHEETS
                           DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31,         JUNE 30,
                                                                2001               2002
                                                            -------------      -------------
CURRENT LIABILITIES
     Line of credit                                         $  9,622,241       $  9,566,683
     Accounts payable and accrued expenses                    12,027,498          6,843,081
     Accounts payable to related parties                       5,521,720          3,807,627
     Current portion of capital lease obligation                  10,978              6,910
     Reserves for customer returns and allowances              2,605,679          1,411,116
                                                            -------------      -------------

         TOTAL CURRENT LIABILITIES                            29,788,116         21,635,417
                                                            -------------      -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
     10,000,000 shares authorized, $0.001 par value
     Series A, 1,000,000 shares authorized
        875,000 shares issued and outstanding                        875                875
     Series B, 1,000,000 shares authorized
        250,000 shares issued and outstanding                        250                250
  Additional paid-in capital                                   8,998,875          8,998,875
                                                            -------------      -------------
         TOTAL REDEEMABLE CONVERTIBLE
              PREFERRED STOCK                                  9,000,000          9,000,000
                                                            -------------      -------------

STOCKHOLDERS' EQUITY
     Class A common stock, $0.001 par value
      100,000,000 shares authorized
      67,930,291 and 67,930,291 (unaudited) shares
      issued and outstanding                                      67,931             67,931
     Additional paid in capital                               31,493,957         31,493,957
     Treasury stock, 25,138 shares, at cost                           --            (19,974)
     Accumulated deficit                                     (14,446,237)       (15,896,029)
                                                            -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY                           17,115,651         15,645,885
                                                            -------------      -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 55,903,767       $ 46,281,302
                                                            =============      =============

             The accompanying notes are an integral part of these financial statements


                                 I/OMAGIC CORPORATION STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR
                           THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                               For the Six Months Ended            For the Three Months Ended
                                                       June 30,                             June 30,
                                                2002              2001               2002               2001
                                           -------------      -------------      -------------      -------------
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
NET SALES                                  $ 40,806,067       $ 17,922,534       $ 14,086,435       $  7,874,028

COST OF SALES                                35,912,214         20,333,495         13,237,805         11,196,218
                                           -------------      -------------      -------------      -------------

GROSS PROFIT (LOSS)                           4,893,853         (2,410,961)           848,630         (3,322,190)
                                           -------------      -------------      -------------      -------------

OPERATING EXPENSES
  Selling, marketing, and advertising           703,963            697,956            306,763            315,440
  General and administrative                  4,205,186          2,754,801          2,206,679          1,328,967
  Depreciation and amortization                 781,227          1,112,833            221,723            557,922
                                           -------------      -------------      -------------      -------------

   Total operating expenses                   5,690,376          4,565,590          2,735,165          2,202,329
                                           -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                           (796,523)        (6,976,551)        (1,886,535)        (5,524,519)
                                           -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
  Interest income                                   112             33,953                112              4,848
  Interest expense                             (192,140)          (269,384)          (117,369)           (80,392)
  Other income                                   38,759             10,170             38,759                 --
  Other expense                                      --                 --                 --             48,116
                                           -------------      -------------      -------------      -------------

   Total other income (expense)                (153,269)          (225,261)           (78,498)           (27,428)
                                           -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                             (949,792)        (7,201,812)        (1,965,034)        (5,551,947)

PROVISION FOR INCOME TAXES                      500,000            429,491            500,000              2,400
                                           -------------      -------------      -------------      -------------

NET LOSS                                   $ (1,449,792)      $ (7,631,303)      $ (2,465,034)      $ (5,554,347)
                                           =============      =============      =============      =============

BASIC AND DILUTED LOSS
  PER SHARE                                $      (0.02)      $      (0.11)      $      (0.04)      $      (0.08)
                                           =============      =============      =============      =============

WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                67,930,291         67,919,851         67,930,291         67,921,225
                                           =============      =============      =============      =============

                  The accompanying notes are an integral part of these financial statements

                  I/OMAGIC CORPORATION STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

                                                    For the Six Months Ended
                                                            June 30,
                                                --------------------------------
                                                     2002               2001
                                                -------------      -------------
                                                 (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                     $ (1,449,792)      $ (7,631,303)
     Adjustments to reconcile net
     loss to net cash provided
     by operating activities
       Depreciation and amortization                 154,263            148,271
       Amortization of trademark                     626,964            964,564
       Amortization of deferred compensation              --              3,100
       Provision for allowance for
         doubtful accounts                           287,127            344,883
       Provision for inventory obsolescence           73,719           (138,881)
       Net gain from sale of
       Property and equipment                        (38,758)                --
       Deferred income tax                           500,000            427,091
       Reserves for customer returns
         And allowances                           (1,194,563)          (173,976)
     (Increase) decrease in
     Accounts receivable                          12,688,401          3,059,028
     Accounts receivable from
       related parties                                    --            (51,041)
     Inventory                                    (2,394,632)         9,269,660
     Prepaid expenses and other
       current assets                                786,354         (1,047,894)
   Increase (decrease) in
     Accounts payable and accrued expenses        (5,184,417)        (7,487,988)
     Accounts payable to related parties          (1,714,093)         2,753,097
                                                -------------      -------------

Net cash provided by
     operating activities                          3,140,573            438,611
                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                   (30,142)          (108,978)
Proceeds from sale of
   property and equipment                             74,000                 --
                                                -------------      -------------

Net cash provided by (used in)
  investing activities                                43,858           (108,978)
                                                -------------      -------------

    The accompanying notes are an integral part of these financial statements

           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                     For the Six Months Ended
                                                             June 30,
                                                  ------------------------------
                                                     2002               2001
                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                 $   (55,558)      $(3,100,958)
   Payments on capital lease obligations               (4,068)          (13,074)
   Purchase of treasury stock                         (19,974)               --
   Proceeds from exercise of warrants                      --               625
                                                  ------------      ------------
Net cash used in financing activities                 (79,600)       (3,113,407)
                                                  ------------      ------------

Net increase in cash                                3,104,831        (2,783,774)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                4,423,623         3,502,546
                                                  ------------      ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $ 7,528,454       $   718,772
                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   INTEREST PAID                                  $   169,688       $   269,384
                                                  ============      ============

   INCOME TAXES PAID                              $       800       $       800
                                                  ============      ============

    The accompanying notes are an integral part of these financial statements

                              I/OMAGIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

         I/OMagic Corporation, a Nevada corporation, together with its subsidiary (collectively, the "Company") develops, manufactures through subcontractors, markets, and distributes multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.

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

RECLASSIFICATIONS

         Certain amounts included in the June 30, 2001 Statement of Operations have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on the reported net loss.

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

         As of June 30, 2002 (unaudited) and 2001 (unaudited), the Company had potential common stock as follows:

                                                            2002         2001
                                                        -----------  -----------
    Weighted-average common shares
        Outstanding during the period                   67,930,291   67,919,851

    Incremental shares assumed to be
        outstanding since the beginning of the
        period related to stock options and warrants
        outstanding (unaudited)                                 --           --
                                                        -----------  -----------

    FULLY DILUTED WEIGHTED-AVERAGE COMMON
        SHARES AND POTENTIAL COMMON STOCK

(UNAUDITED)                                             67,930,291   67,919,851
                                                        -----------  -----------

         Since the Company had a net loss for the three months and six months ended June 30, 2002 and 2001 basic and diluted shares are the same.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued liabilities consisted of the following:

                                                                      June 30,
                                                                        2002
                                                                    -----------
                                                                    (unaudited)

Accounts payable                                                    $  506,223
Accrued channel promotions and marketing                             5,221,756
Accrued compensation and related benefits                              308,198
Other                                                                  806,904
                                                                    -----------
TOTAL                                                               $6,843,081
                                                                    ===========
NOTE 4 - INVENTORY

Inventory consisted of the following:

                                                                     June 30,
                                                                       2002
                                                                   -------------
                                                                    (unaudited)

Component parts                                                    $  2,844,476
Finished goods                                                       12,120,563
Reserves for inventory                                                 (232,422)
                                                                   -------------
TOTAL                                                              $ 14,732,617
                                                                   =============

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

         The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal Prime (4.75% as of June 30, 2002) plus 0.75%. As of June 30, 2002, the outstanding balance under the revolving line of credit was $9,566,683.

         The line of credit provides for the maintenance of certain financial covenants and a compensating balance of $750,000, of which the Company was in compliance at June 30, 2002.

NOTE 6 - TRADE CREDIT ARRANGEMENTS WITH RELATED PARTIES

         The Company has the ability to purchase inventory up to $2,000,000 through a stockholder and supplier. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2001 and June 30, 2002 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

         The Company has the ability to purchase inventory up to $5,000,000 within 75 day terms, as defined by a stockholder and investor. As of December 31, 2001 and June 30, 2002 (unaudited), there were $3,001,926 and $3,132,627, respectively, in trade payables outstanding under this arrangement.

         The Company has the ability to purchase inventory up to $3,000,000 with net 60 day terms as defined through a stockholder and investor. As of December 31, 2001 and June 30, 2002 (unaudited), there were $1,273,250 and $675,000, respectively, in trade payables outstanding under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through March 2010.

         Rent expense was $213,832 and $271,891 for the six months ended June 30, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying statements of income. The Company vacated one facility effective April 30, 2002.

LITIGATION

         On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz. The complaint alleged that Mr. Shahbaz defrauded the plaintiffs by failing to honor the terms of a contract ("Contract") under which Mr. Shahbaz was to deliver 1,500,000 shares of the Company's common stock in exchange for an interest in Alex Properties, a general partnership that held an industrial warehouse rental property. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and the Company, IOM Holdings, Inc. ("IOMH"), which is a corporation that the Company acquired, Steel Sue and Meilin Hsu as defendants. As amended, the complaint seeks an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also seeks rescission of the Contract. The amended complaint alleges that IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val assets to IOMH. The amended complaint also alleges that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 shares of the Company's common stock and payment of interest on Mr. Vakili's $1,500,000 loan to Hi-Val that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val's $25,000,000 credit facility. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz in connection with the Contract and $27,000,000 sought from IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu in connection with the asset purchase agreement. The Company intends to vigorously defend itself in this action.

EMPLOYMENT CONTRACT

         The Company has entered into an employment contract with one of its officers which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of the Company, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. $18,000 was paid during the three months ended June 30, 2002. No bonuses were paid during the three months ended June 30, 2001. As of June 30, 2002, there was $68,662 accrued under this agreement.

RETAIL AGREEMENTS

         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended June 30, 2002 and 2001, the Company incurred $507,836 (unaudited) and $713,213 (unaudited), respectively, related to these agreements. Such is netted against sales revenue in the accompanying statements of income.

NOTE 8 - CAPITAL TRANSACTIONS

         During the six months ended June 30, 2002, the Company purchased 25,138 shares of its common stock in the open market for $19,974.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2002 and 2001, the Company had purchases from related parties totaling approximately $10,880,505 (unaudited) and $1,935,900 (unaudited), respectively.

         During the six months ended June 30, 2002 and 2001, the Company had accounts payable to related parties totaling approximately $3,807,627 (unaudited) and $2,498,235 (unaudited), respectively.

         The Company leases its Santa Ana facility from an officer of the Company which requires initial minimum monthly payment of $28,673 and expires in March 2010. For the six months ended June 30, 2002 and 2001, rent expense was $172,032 and $172,032, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

         King Eagle Enterprises, Inc., a related party, is involved in printing and packaging services to the Company. King Eagle Enterprises, Inc. is currently seeking investments in and/or acquisitions of printing and packaging facilities to better accommodate cost/support to the Company.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will no be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         I/OMagic Corporation (the "Company") develops, sub-contract manufactures, markets and distributes optical storage products (CD-Rom drives, CD-RW drives, DVD-Rom drives, optical storage media), multimedia products (audio and video adapter cards, video capture cards) and computer input devices
(floppy disk drives, keyboards, mice, modems) within the personal computer peripheral market. The Company also markets and distributes digital entertainment solutions (MP3 portable music players) within the consumer electronics market. The Company markets its products under some or all of the following brand names: I/OMagic, Hi-Val and Digital Research Technologies. The Company sells its products primarily to large retailers of electronic products such as Office Depot, Office Max, Best Buy, Circuit City, Comp USA, Fred Meyers and other leading regional retailers.

         The following discussion and analysis should be read in conjunction with the Company's financial statements and notes to financial statements included elsewhere in this report. This report and the Company's financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and the Company's current beliefs regarding revenues it might earn if it is successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth in the personal computer peripheral and consumer electronics markets;
         o the Company's business strategy for expanding our presence in these markets;
         o anticipated trends in the Company's financial condition and results of operations; and
         o the Company's ability to distinguish itself from its current and future competitors.

         The Company does not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Before deciding to buy or maintain a position in the Company's common stock, you should carefully review and consider the various disclosures the Company made in this report, and in the Company's other materials filed with the Securities and Exchange Commission that discuss the Company's business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company's business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause the Company's financial results, including the Company's net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of the Company's common stock to fluctuate substantially.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company records a valuation allowance to reduce its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net sales for the three months ended June 30, 2002 increased by $6,212,407 (78.9%) to $14,086,435, as compared to $7,874,028 for the three months ended June 30, 2001. This increase in net sales primarily was due to the re-introduction of the Company's Hi-Val and Digital Research Technologies brands during the third and fourth quarters of fiscal year ended December 31, 2001.

         The Company's net sales include reductions for marketing expenses of $134,952 for the three months ended June 30, 2002 and $683,729 for the three months ended June 30, 2001. These reductions are in accordance with the Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF Issue No. 01-09"). EITF Issue No. 01-09 provides that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement beginning with its December 31, 2001 statement of operations and has reclassified its June 30, 2001 statement of operations. The adoption of this pronouncement has resulted in adjustments to the Company's net sales, gross margin and selling and marketing expenses. EITF Issue No. 01-09 has no impact on operating income, net income or earnings per share.

         Gross loss as a percentage of net sales improved from approximately (42.2%), representing a gross loss of $3,322,190 for the three months ended June 30, 2001, to 6.0%, representing a gross income of $848,630 for the three months ended June 30, 2002. This improvement in gross loss primarily was due to a $3,520,682 writedown during the three months ended June 30, 2001 of Hi-Val inventory received in the acquisition of IOM Holdings, Inc., as compared to a $550,000 inventory writedown the three months ended June 30, 2002, together with a change in product mix to those products with a higher gross margin during the three months ended June 30, 2002. Therefore, before the inventory writedowns, the adjusted gross margin on net sales was 2.52% in 2001 and 9.93% in 2002.

         Total operating expenses increased by $532,836 (24.2%) to $2,735,165 during the three months ended June 30, 2002, as compared to $2,202,329 for the three months ended June 30, 2001, and decreased as a percentage of net sales from 28.0% during the three months ended June 30, 2001 to 19.4% during the three months ended June 30, 2002. The increase in dollar amount of these expenses resulted from a $8,677 decrease in selling, marketing, and advertising expenses primarily due to lower salaries and benefits as result of fewer internal sales and marketing personnel, a $877,712 increase in general and administrative expenses primarily due to a $520,000 increase in bad debt reserve related to the Hi-Val accounts receivable, $123,700 increase in legal expenses and $83,391 increase in the cost of shipping supplies, offset by a $336,199 decrease in depreciation and amortization expense resulting from a reduction in monthly trademark amortization effective April 2002. This reduction in amortization expense was the result of an independent appraisal of the life of each of the Company's trademarks as required by FASB No. 142. The decrease in total operating expenses as a percentage of net sales resulted primarily from a 78.9% increase in net sales as compared to the prior period.

         Other expense during the three months ended June 30, 2002 increased by $51,070 to $78,498 or 0.6% of net sales, from $27,428 or 0.4% of net sales during the three months ended June 30, 2001. This increase was primarily due to a $36,977 increase in interest expense as a result of increased borrowings under the Company's line of credit with ChinaTrust Bank.

         The Company's operations resulted in a net loss of $2,465,034 for the three months ended June 30, 2002, as compared to a net loss of $5,554,347 for the three months ended June 30, 2001. The reduction in the dollar amount of the Company's net loss was the result of a 78.9% increase in net sales in 2002 over 2001.

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 2001

         Net sales for the six months ended June 30, 2002 increased by $22,883,533 (127.7%) to $40,806,067, as compared to $17,922,534 for the six months ended June 30, 2001. This increase in net sales primarily was due to the re-introduction of the Company's Hi-Val and Digital Research Technologies brands during the third and fourth quarters of the fiscal year ended December 31, 2001. The Company's net sales include reductions for marketing expenses of $3,866,301 for the six months ended June 30, 2002 and $2,541,160 for the six months ended June 30, 2001 in accordance with the EITF Issue No. 01-09.

         The Company reported a gross profit of $4,893,853 for the six months ended June 30, 2002, as compared to a gross loss of $2,410,961 for the six months ended June 30, 2001. This significant improvement primarily was due to a $3,565,682 writedown during the six months ended June 30, 2001 of Hi-Val inventory received in the acquisition of IOM Holdings, Inc., as compared to a $1,200,000 inventory writedown during the six months ended June 30, 2002, together with a change in product mix to those products with a higher gross margin during the six months ended June 30, 2002. Therefore, before the inventory writedowns, the adjusted gross margin on net sales was 6.44% in 2001 and 14.93% in 2002. The gross margin was reduced by $3,866,301, or 9.5% of net sales, for the six months ended June 30, 2002, as compared to a reduction of $2,541,160, or 14.2% of net sales, for the six months ended June 30, 2001, for marketing expenses which reduced the level of net sales.

         Total operating expenses increased by $1,124,786 (24.6%) to $5,690,376 during the six months ended June 30, 2002, as compared to $4,565,590 for the six months ended June 30, 2001, and decreased as a percentage of net sales from 25.5% during the six months ended June 30, 2001 to 13.9% during the six months ended June 30, 2002. The increase in dollar amount of these expenses resulted from a $6,007 increase in selling, marketing, and advertising expenses primarily due to higher commissions paid to distributors as a result of greater sales volume, offset by lower salaries and benefits as result of fewer internal sales and marketing personnel, a $1,450,385 increase in general and administrative expenses primarily due to a $92,460 increase in insurance premiums, a $1,040,000 increase in bad debt reserve related to the Hi-Val accounts receivable, $64,404 increase in legal expenses and a $105,388 increase in the cost of shipping supplies, offset by a $331,606 decrease in depreciation and amortization expenses resulting from a reduction in monthly trademark amortization effective April 2002.

         Other expense during the six months ended June 30, 2002 decreased by $71,992 to $153,269 or 0.4% of net sales, from $225,261 or 1.3% of net sales during the six months ended June 30, 2001. This decrease was primarily due to a $77,244 decrease in interest expense, offset by a $28,589 increase in other income and a $33,841 reduction in interest income. This decline in interest expense stems from a partial conversion of debt to the Company's preferred stock during the first quarter of fiscal 2001.

         The Company's operations resulted in a net loss of $1,449,792 for the six months ended June 30, 2002, as compared to a net loss of $7,631,303 for the six months ended June 30, 2001. The reduction in the dollar amount of the Company's net loss was the result of a 127.7% increase in net sales in 2002 over 2001.

         The Company's backlog was $3,743,040 on June 30, 2002, as compared to $18,404,395 on June 30, 2001. The June 30, 2002 backlog included orders for new products from Office Max and new initial orders from Best Buy. This reduction in the level of backlog is due in large part to abnormally large orders placed by Best Buy during 2001 in connection with their decision to carry the Company's products and large orders placed by Office Max in connection with their decision to carry the Company's media products.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, the Company funded its operations primarily through revenue generated from operations and through the Company's line of credit with ChinaTrust Bank. As of December 31, 2001, working capital was $18,374,492 and the accumulated deficit was $14,446,237. As of that date, the Company had $4,423,623 in cash and cash equivalents and $27,844,543 of net accounts receivable. As of June 30, 2002, working capital was $17,691,053 and the accumulated deficit was $15,896,029. As of June 30, 2002, the Company had $7,528,454 in cash and cash equivalents and $14,469,015 of net accounts receivable.

         Cash provided by operations totaled $3,140,573 for the six months ended June 30, 2002, as compared to $438,611 for the six months ended June 30, 2001. This $3,140,573 increase resulted primarily from a $12,688,401 decrease in accounts receivable, a $786,354 decrease in prepaid expenses and a total of $408,752 in non-cash adjustments such as depreciation, amortization and provisions. These decreases were offset by a $5,184,417 decrease in accounts payable and accrued expenses, a $2,394,632 increase in inventory, a $1,714,093 decrease in accounts payable to related parties, and a $1,449,792 net loss.

         Cash provided by investing activities totaled $43,858 for the six months ended June 30, 2002, as compared to net cash used in investing activities of $108,978 for the six months ended June 30, 2001.

         Cash used in financing activities totaled $79,600 for the six months ended June 30, 2002, as compared to $3,113,407 for the six months ended June 30, 2001

         The Company maintains a revolving line of credit with ChinaTrust Bank that allows it to borrow a maximum of $14,000,000 with a sub-limit of $13,000,000. The line of credit expires December 31, 2002. The line is secured by substantially all of the Company's assets. Within the sub-limit, up to $13,000,000 is available for maturities up to 150 days and up to $3,000,000 is available for maturities up to 60 days against 30% of inventory. Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds availability. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the WALL STREET JOURNAL prime rate plus 0.75%. As of June 30, 2002, the outstanding balance under the revolving line of credit was $9,566,683. In the event the Company is in default of any of the financial and other covenants contained in the agreement, ChinaTrust Bank may declare the entire unpaid principal balance and all accrued and unpaid interest thereon immediately due and payable. As of June 30, 2002, the Company was in compliance with all financial covenants.

         The high technology requirements of the Internet, music, data storage, gaming and various other applications increasingly require that consumers upgrade their personal computers to take full advantage of technology improvements in data storage, audio, video and various computer input devices. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. As the Company expands its distribution activities and in the event the Company continues with the revenue growth it has experienced since June 2001, it may experience net negative cash flows from operations pending an increase in gross margins, and may be required to obtain additional financing to fund operations or to augment its working capital through pubic or private issuance of equity or debt securities, or to obtain an increase in the Company's line of credit.

         The Company has no firm long-term sales commitments from any of its customers and enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse affect on the Company's business, financial condition and results of operations.

         On January 22, 2001 the Company issued to Finova Capital Corporation 875,000 shares of its Series A Preferred Stock and 250,000 shares of its Series B Preferred Stock. The original value of these shares was $9 million in the aggregate. The Company is obligated to redeem these shares at $8.00 per share upon the third anniversary of the issuance of the Series A Preferred Stock and upon the second anniversary of the issuance of the Series B Preferred Stock. If the shares of the Company's common stock trade at a price of $3.00 per share for 15 consecutive trading days, then the Company has the right to force conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into shares of the Company's common stock at a price equal to the weighted average trading price (which shall be not less than $2.50 per share nor more than $7.00 per share, subject to adjustment for stock splits and similar reclassifications of the Company's common stock) of the shares of common stock during the 20 day period of time prior to the notice of conversion issued by the Company. If the Company is unable to require the conversion of the preferred stock or to otherwise negotiate a discounted redemption of the preferred stock, then the Company would be required to expend $2.0 million to redeem the Series B Preferred Stock on January 22, 2003 and $6.6 million to redeem the Series A Preferred Stock on January 22, 2004. If the Company was required to redeem either class of preferred stock its liquidity and other financial resources could be severely and adversely affected.

         The Company's backlog was $3,743,040 at June 30, 2002, as compared to $18,404,395 at June 30, 2001. The backlog at June 30, 2002 included orders for new products from Office Max and new initial orders from Best Buy. This reduction in the level of backlog is due in large part to abnormally large orders placed by Best Buy during 2001 in connection with their decision to carry the Company's products and large orders placed by Office Max in connection with their decision to carry the Company's media products.

         The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the Company's credit facility with ChinaTrust Bank, will be adequate to meet the anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company's capital requirements or cash flow vary materially from the Company's current projections or if unforeseen circumstances occur, the Company may require additional financing. Failure to raise such necessary capital could restrict the Company's growth, limit the Company's development of new products or hinder the Company's ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the Company's financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will no be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

RISK FACTORS

         AN INVESTMENT IN THE COMPANY'S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, POTENTIAL INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF THE COMPANY'S COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE, AND AN INVESTOR COULD LOSE PART OR ALL OF THE INVESTOR'S INVESTMENT.

     COMPETITION

         The market for the Company's products is highly competitive. Competitors for the Company's optical storage products and computer input devices include Acer (BENQ), Fuji, Hewlett-Packard, Imation, IOMega, Maxell, Memorex, Philips, Plextor, PNY, Samsung, Sony Corp., TDK, Verbatim and Yamaha. Competitors for the Company's multimedia products include Creative
Labs, PNY, Turtle Beach, Videotek and small Asian manufacturers.
Competitors for the Company's input devices include Logitech, Memorex, Micro Innovations, Microsoft and small Asian manufacturers.
Competitors for the Company's digital entertainment products include
Creative Labs, Panasonic, Sharp, Sony Corp. and small Asian manufacturers.

         The Company also indirectly competes with personal computer original equipment manufacturers such as Dell Computer and Compaq to the extent that they manufacture their own add-in subsystems or incorporate on personal computer motherboards the functionality provided by the Company's computer peripheral products. In certain markets where the Company is a relatively new entrant, the Company faces dominant competitors including 3Com (modems), Creative Technologies, Inc. (sound cards, modems and Internet music players) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

         The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for the Company's products or otherwise adversely affect the market for the Company's products. There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company's technology, markets and products continue to evolve.

     PROPRIETARY RIGHTS

         The Company utilizes subcontractors to manufacture its products. Further, the Company is not the licensee or owner of any of the technology comprising its products. As a result, the Company does not have a proprietary rights in any of the software, hardware or related technology comprising its various products.

         The Company relies primarily on trademarks to protect its I/OMagic, Hi-Val and Digital Research Technologies brand names. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's brands. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent, as do the laws of the United States or the European Community. As is typical in the consumer electronics industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company is subject to EITF Issue No. 01-09, which provides that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has restated its March 31, 2001 and June 30, 2001 statements of operations. The adoption of this pronouncement has resulted in adjustments to the Company's net sales, gross margin and selling and marketing expenses. EITF Issue No. 01-09 has no impact on the Company's operating income, net income or earnings per share. While the Company believes that the application of EITF Issue No. 01-09 will not have any effect upon its cash flow, potential investors may view the impact of EITF Issue No. 01-09 upon the Company negatively. In the event this does occur, the price for the Company's stock and as a result its ability to raise capital, may be adversely affected.

         The Company's financial reporting may be subject to other changes in accounting principles and procedures. In the event these changes negatively effect the Company's reporting of the results of its operations, its ability to raise capital and to otherwise utilize its stock to attract key employees and finance potential acquisitions would be adversely affected.

     DISTRIBUTION RISKS

         The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, or increased use of mail-order catalogues, increased use of consumer-electronics channels for peripheral product sales, could affect the Company in ways not yet known. For example, the rapid emergence of Internet-based e-commerce is putting substantial strain on some of the Company's traditional channels. Moreover, additions to or changes in the types of products the Company sells, such as the digital entertainment products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish. Aggressive strategies employed by customers to obtain reductions in the charged purchase price, such as claimed price protections, rebates and advertising funds, may materially and adversely impact upon the Company's cash flow and financial results of operations. Finally, the Company's customers frequently require that the Company expend substantial sums to promote distribution channels, advertise its products and reserve shelf space for the Company's products. To the extent the Company's financial resources decline, the Company might be unable to fulfill its obligations under such programs. Such a failure might adversely affect the Company's relationship with its customers and as a result, its financial results of operations.

     CAPITAL NEEDS

         There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations or any inability to secure additional capital as needed could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand marketing and other operations. Failure to keep pace with competitive requirements in any of these areas could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity or debt securities may result in additional dilution to earnings per share.

     LINE OF CREDIT

         The Company maintains a revolving line of credit with ChinaTrust Bank that allows it to borrow a maximum of $14,000,000 with a sub-limit of $13,000,000. The line of credit expires December 31, 2002. The line is secured by substantially all of the Company's assets. As of June 30, 2002, the outstanding balance under the revolving line of credit was $9,566,683. In the event the Company is in default of any of the financial and other covenants contained in the agreement, ChinaTrust Bank may declare the entire unpaid principal balance and all accrued and unpaid interest thereon immediately due and payable. Any such action would have a material adverse affect on the Company's operations.

     LITIGATION

         The Company, IOM Holdings, Inc., which is a corporation that the Company acquired, Tony Shahbaz, who is the Company's President, Chief Executive Officer and Chief Financial Officer, and two other individuals are defendants in an action in which the plaintiffs seek, among other relief, $42,000,000 plus punitive and other damages to be proven at trial in connection with two separate contracts involving the plaintiffs and the defendants. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz and $27,000,000 sought from IOM Holdings, Inc., Mr. Shahbaz and the other individual defendants. The Company intends to vigorously defend itself and IOM Holdings, Inc. in this action. However, the Company cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect the Company's business and results of operations.

     RISKS ASSOCIATED WITH VERTICAL INTEGRATION

         The Company pursues a strategy of continuously identifying and evaluating potential product vendors. Ideally, the Company prefers a number of competitive suppliers of each of its products in order to ensure that the Company is offering leading edge technology in each product line at prices with which the Company can compete with competitors. In the recent past there have been instances of Far East manufacturers of computer peripheral products acquiring distribution divisions in North America or otherwise establishing their own marketing organization in North America. While these expansions in and of themselves are not material to the operations of the Company, vertical integration by the Company's suppliers into North American marketing channels may restrict the vendors available to the Company and thereby may reduce the likelihood that the Company will have access to leading edge technology at prices which allow the Company to compete with vertically integrated competitors.

     RECENT FINANCIAL LOSSES

         The Company reported net losses in the fiscal years ended December 31, 2000 and 2001 and for the quarter ended June 30, 2002. There is no assurance that the Company will be able to obtain or maintain profitable operations in the future. If the Company is unable to do so, there may be a material adverse affect on the Company's cash flow, which could cause violations in the covenants under the Company's line of credit and could impede the Company's ability to raise capital through debt or equity financing to the extent the Company may need it for continued operations or for planned expansion. Consequently, future losses may adversely affect the Company's business, prospects, financial condition, results of operations and cash flows.

     LACK OF LONG TERM PURCHASE ORDERS

         The Company does not have any long term purchase orders from its customers. The Company's product orders are typically received with one to three weeks lead time to deliver the products. Accordingly, the Company cannot rely on long-term purchase orders or commitments to protect it from the negative financial effects of a reduced demand for it's products that could result from, among other things, a general economic downturn, from changes in the personal computer peripheral and consumer electronics markets, including the entry of new competitors into those markets, from the introduction by others of new or improved technology and from an unanticipated shift in the needs of the Company's customers.

     DEPENDENCE ON MAJOR CUSTOMERS

         During the three and six months ended June 30, 2002, the Company had four major customers which accounted for approximately 76% and 83%, respectively, of the Company's net sales.

         The amounts due from these major customers on June 30, 2002 amounted to approximately $13,987,584. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer. The default on accounts receivable by any of the Company's major customers would have a material adverse affect on the Company's cash flow and financial performance.

         The Company does not have any contract with any of these customers requiring that any amount of product be purchased in the future. In the event any of these major customers were to cease ordering products from the Company or to reduce the level of their orders, the Company's financial performance could be materially and adversely affected.

     POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

         The Company develops and markets products in the highly competitive optical storage, multimedia and input-output segments of the personal computer peripheral market and the digital entertainment segment of the consumer electronic market. These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company's revenues and gross margins.

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

     REVENUE VOLATILITY AND DEPENDENCE ON ORDERS RECEIVED AND SHIPPED IN A
     QUARTER

         The volume and timing of orders received during a quarter are difficult to forecast. Retail customers generally order with only limited or no forecast data on an as-needed basis. Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply and demand conditions as well as the Company's emphasis on minimizing inventory levels, has resulted in customers placing orders with relatively short delivery schedules and increased demand on the Company to carry inventory for its customer base, particularly for large national retail chains. This has the effect of increasing short lead-time orders as a portion of the Company's business and reducing the Company's ability to accurately forecast net sales. Because retail customers' orders are at times difficult to predict, there can be no assurance that the combination of these orders, and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net sales during that quarter. If the Company does not achieve a sufficient level of retail orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

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

         During the year 2000, the Company acquired the Hi-Val brand name and became the world-wide exclusive licensee of the Digital Research Technologies brand name. In addition to managing the growing business of the Company and its previous acquisitions, the Company will be required to integrate and manage these brands. The Company faces significant challenges in terms of sales, marketing, and logistics with respect to integrating the products and businesses of Hi-Val and Digital Research Technologies into the procedures and operations of the Company. There can be no assurance that the Company will be able to successfully integrate these operations. If the Company fails to successfully integrate these brand names into the operations of the Company, there will likely be a material adverse impact on the operating results of the Company. Even if the integration is successfully achieved, there can be no assurance that the cost of such integration will not materially and adversely affect the Company's operating results, or that the Company will be able to make a satisfactory return on such costs.

         In the fourth quarter of 2001, the Company commenced shipping its first digital entertainment product, a portable MP3 player distributed under the name "MyMP3." The Company has recently filed a trademark application for the name "MyMP3." These products will pose new design, manufacturing and customer support issues to the Company and there can be no assurance that the Company can successfully meet these challenges, generate customer demand for such products or satisfy customer demand for the products. There can also be no assurance that the cost associated with meeting such challenges and satisfying demand will not have a material adverse impact on the Company's operating results in future periods.

     PRODUCT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

         The Company is dependent on sole or limited source suppliers for certain key products. If any of these suppliers were to experience a disruption in their manufacturing capacity, the financial performance of the Company could be materially adversely affected. There can be no assurances that the Company can obtain adequate inventory of each of its product categories, or that such shortages or the costs of these products will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize the Company's product mix. Although the Company maintains ongoing efforts to identify new suppliers of its products, shortages may continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. In its attempt to counter actual or perceived shortages, the Company may over-purchase certain products or pay expediting or other surcharges, resulting in excess inventory or inventory at higher than normal costs and reducing the Company's liquidity, or in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability.

     DEPENDENCE ON OPTICAL STORAGE AND OPTICAL MEDIA MARKET

         Sales of optical storage and related media products accounted for approximately 80% of the Company's net sales in 2001 and 88% of net sales for the six months ended June 30, 2002. Although the Company has introduced products in the digital entertainment segment of the consumer electronics market, optical storage and optical media devices are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse affect on the Company's sales and operating results.

     MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

         Many of the Company's products are peripheral products that function within personal computers to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing this functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company recognizes that this migration could occur with respect to the functionality provided by some of the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity, such as audio and video upgrade cards, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, will not adversely affect the future market for the Company's products.

     DEPENDENCE ON KEY PERSONNEL

         The Company's future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel, including the Company's president Tony Shahbaz. Mr. Shahbaz has been instrumental in virtually all aspects of the Company's operations. He has developed the key personal relationships with principals of the Company's vendors and frequently is extensively involved in the Company's sales and promotional efforts with its key customers. The loss of his services would certainly severely and adversely affect the financial results of operations of the Company. The competition for such personnel is intense, particularly in the Orange County, California area. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, may significantly increase the Company's expense levels or result in dilution to the Company's earnings per share. The Company does not carry "key person" life insurance on any of its employees.

     GOVERNMENT REGULATION AND INDUSTRY STANDARDS

         The Company frequently jointly designs its products with its manufacturing suppliers. These products are sometimes subject to various government regulations and industry standards, such as Underwriters Laboratories compliance. It is difficult to predict the direction of evolution of these regulations and standards and what, if any impact they might have upon the operations of the Company. For example, the Federal Drug Administration has inspected Company products containing laser components for potential health risks. The Company's failure to comply with the various existing and evolving standards and regulations could adversely affect its ability to sell its products.

     DECLINING SELLING PRICES AND OTHER FACTORS AFFECTING GROSS MARGINS

         The Company's markets are characterized by intense ongoing competition coupled with a history, as well as a current trend, of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is possible that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date (See also "- Short Product Life Cycles; Dependence on New Products"). The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products. The availability of new products is sometimes restricted in volume early in a product's life cycle and, should customers choose to wait for the new version of a product rather than to purchase the current version, the ability of the Company to procure sufficient volumes of such new products to meet higher customer demand is limited. Such a failure to meet demand for new products may have a material adverse effect on the revenues and operating margins of the Company.

     CHANNEL PROMOTIONS

         The Company engages in various channel promotions throughout its customer base throughout the entire year. However, there can be no assurance that any estimates, accruals or reserves will be sufficient to support the extent of the channel promotions. Excessive promotion costs could have a material adverse affect on the operations of the Company.

     ASIAN POLITICAL AND ECONOMIC CLIMATE

         The Company is dependent upon political and economic stability in the Far East. Specifically, the Company orders virtually all of its products from large manufacturing facilities located primarily in Taiwan, Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in the Far East, the economic ramifications for the Company's supplier base could be devastating. As a result, the Company's ability to conduct profitable operations might be materially and adversely affected. The Company's suppliers acquire components and raw materials for the manufacturing of the Company's products from a number of countries, many of which do not conduct operations in United States dollars. Any severe fluctuation in the value of such currencies could materially increase the cost to the Company's suppliers of manufacturing the Company's products. Upon such an occurrence, the Company's operations could be severely and adversely affected.

     SEASONALITY

         The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales of more consumer-oriented or entertainment-driven products. These seasonal fluctuations may be exaggerated by general economic conditions and other factors outside the control of the Company. A failure by the Company to accurately forecast seasonal fluctuations may have a material adverse affect on the revenues and operating margins of the Company.

     SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

         The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from three to six months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; implementation of the appropriate standards or protocols; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software drivers and hardware for speed, stability and compatibility; development and production of collateral product literature; ability to rapidly ramp manufacturing volumes to meet customer demand in a timely fashion; and coordination of advertising, press relations, channel promotion and evaluation programs with the availability of new products. For example, selection of the appropriate standards and protocols will be a key factor in determining the future success of the Company's digital entertainment products.

     MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

         Because the business environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of new product introductions or lower prices. If the anticipated changes are viewed as significant by the market, such as the introduction of a data storage format change, then this may have the effect of temporarily slowing overall market demand and negatively affecting the Company's operating results. For example, during the fourth quarter of 2001 the Company initially introduced a 32 megabyte version of its "MyMP3" portable digital music system. As technology quickly advanced, the Company's customers immediately demanded expanded memory capability. In response, the Company is developing a 64 megabyte version of the same product. This demand for more technologically advanced products took place within a period of three months.

     PRODUCT RETURNS; PRICE PROTECTION

         The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and potential price protection on unsold channel inventory. The Company accrues reserves for estimated returns, including warranty returns, and price protection. The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products, as new product introductions are made. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse affect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions.

     RAPID TECHNOLOGICAL CHANGE

         The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the Company's markets frequently range from three to six months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are affected by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT INTEREST RATE RISK

         The Company is exposed to financial market risks due primarily to changes in interest rates. As the Company continues to grow, it is finding that many of its vendors are increasingly refusing to provide credit. As a result, the Company frequently is required to draw down upon its line of credit in order to finance its operations. Fluctuations in interest rates may increase the cost of the Company drawing down upon its line of credit. The Company does not use derivatives to alter the interest characteristics of its debt instruments. The Company has no holdings of derivative or commodity instruments and does not conduct business in foreign currencies.

     "PENNY STOCK" RULES

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of the Company's common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quote on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer's presumed control over the market, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in the Company's common stock may find it difficult to sell their shares.

     OTC BULLETIN BOARD(R) LISTING

         The Company's stock is currently quoted upon the OTC Bulletin Board(R) under the symbol "IOMC.OB." Because the Company's stock trades upon the OTC Bulletin Board(R) rather than on a national stock exchange, investors may find it difficult to either dispose of, or to obtain quotations as to the price of the Company's common stock.

     STOCK PRICE VOLATILITY

         The trading price of the Company's Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new product introductions by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of the Company's products, general financial market conditions, market conditions for personal computer or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Approximately 1% of the Company's operations were subject to foreign currency exchange or commodity price risk during the six months ended June 30, 2002. Effect on the Company's statement of operations was negligible.

         The Company has a line of credit with Chinatrust Bank USA in the amount of up to $14,000,000. The interest rate under the line of credit is equal to the WALL STREET JOURNAL prime rate plus 0.75%. If the prime rate increases, the Company's interest expense will increase which, in turn, will expose the Company to risk of earnings loss.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz. The complaint alleged that Mr. Shahbaz defrauded the plaintiffs by failing to honor the terms of a contract ("Contract") under which Mr. Shahbaz was to deliver 1,500,000 shares of the Company's common stock in exchange for an interest in Alex Properties, a general partnership that held an industrial warehouse rental property. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and the Company, IOM Holdings, Inc. ("IOMH"), which is a corporation that the Company acquired, Steel Sue and Meilin Hsu as defendants. As amended, the complaint seeks an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also seeks rescission of the Contract. The amended complaint alleges that IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val assets to IOMH. The amended complaint also alleges that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 shares of the Company's common stock and payment of interest on Mr. Vakili's $1,500,000 loan to Hi-Val that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val's $25,000,000 credit facility. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz in connection with the Contract and $27,000,000 sought from IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu in connection with the asset purchase agreement. The Company intends to vigorously defend itself and IOMH in this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Dividends
         ---------

         To date the Company has not paid dividends on its common stock. The Company's line of credit with ChinaTrust Bank prohibits the payment of cash dividends on common stock unless specifically approved by the bank. The certificates of designations related to our Series A Preferred Stock and Series B Preferred Stock provide that shares of those series of preferred stock are entitled to receive dividends on an equal basis with the holders of the common stock of the Company. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on its common stock within the foreseeable future. Any future payment of dividends on common stock will be determined by the board of directors and will depend on the Company's financial condition, results of operations, contractual obligations and other factors deemed relevant by the board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Amended and Restated Bylaws of I/OMagic Corporation.

         10.1 Business Loan Agreement dated April 19, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.2 Rider to Business Loan Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.3 Change in Terms Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.4 Commercial Lease Agreement dated April 1, 2000 by and between IOM Holdings, Inc. and Alex Properties

         (b)      Reports on Form 8-K

                      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           I/OMAGIC CORPORATION

Dated: August 19, 2002                     By: /S/ TONY SHAHBAZ
                                              ----------------------------------
                                               Tony Shahbaz, President, Chief
                                               Executive Officer and Chief
                                               Financial Officer (principal
                                               executive officer and principal
                                               financial and accounting officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

         No.      Description
         ---      -----------

         3.1      Amended and Restated Bylaws of I/OMagic Corporation.

         10.1 Business Loan Agreement dated April 19, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.2 Rider to Business Law Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.3 Change in Terms Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank

         10.4 Commercial Lease Agreement dated April 1, 2000 by and between IOM Holdings, Inc. and Alex Properties