Form 10-K/A
period 2001-12-31
I O MAGIC CORP/CA
filed 2002-10-09
CIK 1083663

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 000-27267

                              I/OMAGIC CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                                  88-0290623
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               1300 EAST WAKEHAM AVENUE                             92705
                    SANTA ANA, CA                                 (Zip Code)
       (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 953-3000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was approximately $9,421,647 at April 8, 2002.

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 8, 2002 was 67,930,291.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================


                                                 TABLE OF CONTENTS
                                                 -----------------
                                                                                                             Page
                                                                                                             ----
PART I........................................................................................................1

         Item 1.    Business..................................................................................1

         Item 2.    Properties of the Registrant.............................................................10

         Item 3.    Legal Proceedings........................................................................10

         Item 4.    Submission of Matters to a Vote of Security Holders......................................11

PART II......................................................................................................11

         Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters....................11

         Item 6.    Selected Financial Data..................................................................12

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....14

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risks..............................30

         Item 8.    Financial Statements.....................................................................30

         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....30

PART III.....................................................................................................31

         Item 10.   Directors and Executive Officers of the Registrant.......................................31

         Item 11.   Executive Compensation...................................................................32

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................34

         Item 13.   Certain Relationships and Related Transactions...........................................36

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................38


                                     PART I

ITEM 1.    BUSINESS.

         This report and the Company's consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance and its current beliefs regarding revenues it might earn if it was successful in implementing its business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Before deciding to buy or maintain a position in the Company's common stock, prospective investors should carefully review and consider the various disclosures made in this report, and in other materials filed with the Securities and Exchange Commission ("SEC") that discuss the Company's business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company's business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause the Company's financial results, including the Company's net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of the Company's common stock to fluctuate substantially.

CORPORATE OVERVIEW

         I/OMagic Corporation, a Nevada corporation (the "Company"), was formed on October 20, 1992 under the name Silvercrest Industries, Inc. In March 1996 the Company acquired all of the outstanding shares of common stock of I/OMagic Corporation, a California corporation ("I/OMagic California"), in exchange for shares of the Company's common stock. I/OMagic California was incorporated in 1993 and since its incorporation has been engaged in providing computer peripheral upgrades and consumer electronic products. Prior to the acquisition of I/OMagic California, the Company had no activity. Subsequent to this acquisition, the Company changed its name to I/OMagic Corporation.

         On December 31, 2000 the Company acquired all of the outstanding common stock of IOM Holdings, Inc., a Nevada corporation ("IOM Holdings"), in exchange for shares of the Company's common stock. In March 2000, IOM Holdings acquired some of the assets of Hi-Val, Inc., including the Hi-Val brand name. Hi-Val was a direct competitor of the Company in the optical storage and media markets. IOM Holdings obtained the exclusive international license for the Digital Research Technologies brand name. Through the acquisition of IOM Holdings, the Company obtained the exclusive and sole worldwide rights to the "Digital Research Technologies" brand name. Digital Research Technologies was a competitor in input-output products such as monitors and keyboards. The Company completed the general assignment of Hi-Val's assets and the foreclosure upon the Digital Research Technologies assets primarily to acquire an interest in nationally recognized brand names which had been previously sold through large retail customers.

         Consequently, the Company develops; sub-contract manufactures, markets and distributes optical storage devices, multimedia products, input-output peripheral products and digital entertainment solutions for desktop, mobile computing and consumer electronics markets. The Company markets these products through some or all of the Company's brand names: I/OMagic, Hi-Val and Digital Research Technologies.

BUSINESS PROFILE

         The Company has expanded its product offerings and distribution channels through development of the I/OMagic brand name and the recent acquisition/license of the Hi-Val and Digital Research Technologies brand names. The Hi-Val and Digital Research Technologies brand names have increased the Company's market presence and penetration. The Company has expended significant resources in building brand awareness and acquiring strategic brand names. The Company redesigned, in conjunction with its two core manufacturers, the technologies and products marketed under these brand names. The integration of these brand names proved extremely costly during the fourth quarter of 2000 and the first half of 2001, producing severe operating losses.

         The Company maintains Internet web sites at www.iomagic.com, www.hival.com, and www.dr-tech.com. The purpose of these web sites is to provide technical support for customers with installation or other similar product questions and to support its brand recognition efforts through this increasingly important electronic media. The Company is aware that its customers frequently sell the Company's products over their e-commerce based web sites and the Company's agreements with its retail customers do not provide any restriction upon this practice.

         Two of the Company's major shareholders, Behavioral Technology Corporation ("BTC") and Citrine Corporation ("Citrine"), an investment arm of Ritek Corporation, manufacture a majority of the Company's optical storage drive and media products. The Company has strategically selected these two manufacturers to participate as shareholders in the Company and play a key role in manufacturing the Company's products and assist in supporting the Company's growth needs. Additionally, these manufacturers expend substantial sums in research and development of new computer peripheral products and optical storage media formats that the Company markets.

         The Company's products are divided into four strategic categories: optical storage products, multimedia products, input-output peripheral products and digital entertainment products. The Company markets these four product categories through some or all of its three brand names: I/OMagic, Hi-Val and Digital Research Technologies. The Company's customers include: Best Buy, CompUSA, Circuit City, Future Shop of Canada, Micro Center Super Stores, Office Depot, Office Max and other leading retailers throughout the United States. These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company's revenues and gross margins.

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

STRATEGY

         The Company's strategy is to continue to strengthen its three brands through North American retail outlets. The Company plans to utilize its core manufacturers to develop a wide assortment of peripheral upgrade solutions to enhance the PC and consumer electronics marketplace. The Company believes that the expansion of its peripheral upgrade products will improve the value of the Company's three brand names. The Company's 2002 objectives include: focusing the I/OMagic, Hi-Val and Digital Research Technologies brand names into specific product categories, increasing penetration and shelf-space with the Company's current customer base of large national retail chains and strengthening its information technology systems infrastructure to provide better customer delivery and support at lower operating costs.

         The Company intends to continue distributing its optical storage drives and media, such as CD-ROM, CDRW and DVD players, under all three brand names. During 2002 the Company intends to commence differentiating the brands marketing each brand into different product categories. Specifically, multimedia products such as audio and video adaptor cards, video capture cards, and optical storage and media will be marketed under all three brands. Input-output products such as floppy disk drives, keyboards, mice and modems will be marketed under the Hi-Val brand name. The Company anticipates that its input-output products will include wireless solutions, as well as the more traditional wire connected products. Digital Research Technologies will include digital entertainment products, such as the Company's recently introduced MyMP3 portable music player.

         With the increasing evolution of multimedia, digital entertainment and wireless connectivity capabilities into PC products and peripherals, the Company intends to monitor technology developments and end-user demands and to develop, market and distribute products to meet this demand. As technology evolves, product life-cycles are increasingly shortened, requiring careful forecasting and financial and inventory controls (See "Industry Risk Factors"). The Company has developed vendor relationships, expanded its customer base and improved its information technology infrastructure to meet these business pressures.

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

         The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the Company's markets frequently range from three to twelve months. Success in this market is substantially dependent upon the ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner. Further, if successful in the development and market introduction of new products, the market still requires proper forecasting of customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and stock rotations from its distribution channels.

         According to NPD Intellect, a leading providing of on-line market data, in its year 2001 market research, the United States market for retail sales of all computer products, accessories and peripherals was approximately $24 billion. The United States retail market for data storage, input devices, multimedia, device connectivity and computer connectivity was $4.15 billion during 2001.

         According to this same source, while total retail sales for all computer products, accessories and peripherals increased from 1999 through 2001 by 5.78%, the Company's four product categories have grown at a higher rate during this same period.

PRINCIPAL PRODUCTS AND SERVICES

         The Company's products are divided into four strategic categories: optical storage and media products, multimedia products, input-output peripheral products and digital entertainment solutions. The Company markets these categories through its three brand names: I/OMagic, Hi-Val and Digital Research Technologies. The Company's customers include most national retail chains marketing the Company's products, including: Best Buy, CompUSA, Circuit City, Future Shop of Canada, Micro Center Super Stores, Office Depot, Office Max and other leading retailers throughout the United States.

     OPTICAL STORAGE PRODUCTS

         The Company's optical storage products include CD ROM drives, DVD ROM drives, CD R/W drives and Optical Storage Media for CDR and CD R/W media. These products store and playback digital data, digital imaging, digital video and digital music applications. The DVD ROM is a higher density optical storage device relative to the CD ROM and the CD R/W provides the ability to rewrite data. These products are marketed under the I/OMagic, Hi-Val and Digital Research Technologies brands. According to NPD Intellect's fourth quarter 2001 market tracking data, the Company's three brands generated the leading domestic retail sales in the optical storage category.

         Approximately 80% of the Company's gross sales generated during the fiscal year ended December 31, 2001 were generated through the sale of a variety of optical storage products. These products are sold throughout North America to virtually all of the Company's customers. This category tends to constantly shift toward greater speed and functionality. The Company believes that this shift has historically been created due to consumers constantly searching for the most advanced features and standards available. Additional optical storage products offered by the Company include a full range of optical storage media that complements its optical storage drive business.

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

         While the optical storage products category generates a substantial portion of the Company's current revenues, the Company is seeking to expand its revenues and market share by increasing the use of it's multimedia, input-output peripheral products and digital entertainment solutions. These consumer, entertainment, and business solutions are sold through the Company's national and regional retail channel customers.

     MULTIMEDIA PRODUCTS

         Due to the limited resources available to the Company, the Company's primary focus during fiscal 2001 was to relaunch its two newly acquired brand names through its strongest product offering, optical storage products. Upon successful completion of this effort (currently scheduled for the second half of 2002), the Company plans to commence a full-line of multi-media audio adaptors, ranging from a basic four channel sound card to a full featured 5.1 channel high fidelity (Dolby digital and DTS capable) solution. These audio solutions equip desktop computers with the ability to playback and capture audio streams of data in different formats and fidelities. These devices are also used to download and playback from the Internet music in various formats. Additionally, the Company intends to redesign its video graphics adaptors and TV tuner/capture devices to offer a full range of solutions for the gaming, entertainment and business environments.

         The Company's multimedia products are offered primarily under the Company's I/OMagic brand name. Approximately 13% of the Company's fiscal year end December 31, 2001 gross sales were generated through the sale of a variety of multimedia products, including audio and video peripheral upgrade cards. The Company's products address specific marketplace demands, including computer games, business applications and other video and audio applications. The Company's audio product mix provides a range of technologies based upon specifications geared to the specific application. These applications include the basic standard video conferencing application to a full range of audio intensive gaming features. The Company currently offers two video cards and four audio cards.

     INPUT/OUTPUT PRODUCTS

         Behavioral Technologies Corporation ("BTC"), a large shareholder and a major supplier of the Company, headquartered in Taiwan, is a leading world-wide manufacturer of various wired and wireless input/output devices. The Company has test marketed a limited number of input/output devices under the Hi-Val brand name through selected national retail channels to determine marketability. As a result of a successful sell-through, the `Company intends to develop a full-line of wired and wireless input/output devices, such as mice, keyboards, wireless presentation devices, input/output adaptor cards, floppy disk drives and fax modems. Approximately 2% of the Company's fiscal year 2001 gross sales were generated through the sale of input/output devices.

     DIGITAL ENTERTAINMENT PRODUCTS

         While the Company's optical storage products, multimedia products and input/output peripheral products are focused on desktop and mobile computing segments of the market, the Company plans to expand through its Digital Research Technologies brand name into the consumer electronics market with digital entertainment products that include MP3 players, MP3 Juke Boxes and Flat LCD panel television systems.

         Approximately 5% of the Company's gross sales generated for the fiscal year ended December 31, 2001 were generated through the sale of digital entertainment products. This category currently includes only a portable MP3 player distributed under the name "MyMP3," which commenced distribution in November 2001. The Company intends to focus its efforts in this category due to the convergence of the PC and CE (consumer electronics) distribution channels and the variety of new products the Company is currently evaluating. The Company plans to expand this category in 2002 with the MP3 Jukebox manager, and flat panel TV's.

MANUFACTURING AND DISTRIBUTION

         Two of the Company's major shareholders, BTC and Citrine, manufacture a majority of the Company's optical storage drives and media. The Company has strategically selected these two manufacturers to participate as equity holders in the Company. Each of BTC and Citrine manufactures in excess of 26% and 14%, respectively, of the products of the Company in terms of net sales. The capacity of these manufacturers is well in excess of the current needs of the Company. Sales of products to the Company by BTC and Citrine represent less than 10% of the net revenues reported by each of BTC and Citrine. These manufacturers expend substantial sums in research and development of new computer peripheral products and optical storage media formats. All products distributed by the Company are subject to a minimum warranty of one year to repair or replace the product. This warranty is provided by the manufacturer of the product. BTC and Citrine extend credit to the Company that is subordinated to the Company's institutional financing.

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

         Most of the Company's products are shipped by its Asian manufacturers to the Company's facility in Santa Ana, California. These products are then shipped either directly to the customer's retail location or to centralized distribution centers, where they are then allocated by the customer. These shipments are made through major commercial common carriers. Most product sales are currently conducted through purchase orders placed by large retail customers. While the Company has a variety of agreements with a number of these retailers, the Company does not have any long-term agreement which would require that any retailer provide a specified level of orders. These agreements include terms related to pricing and orders, advertising and marketing, returns and rebates, as applicable. These agreements are considered industry standard and are not issued by all retailers.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

         The Company maintains its own retail packaging facility in Santa Ana, California for package assembly and distribution to maximize cost effectiveness. The Company relies on its shareholders' factories and other third party subcontractors for manufacturing of its products. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers. All of the hardware components contained in the Company's products are manufactured in Asia. While the vast majority of the Company's products are assembled and packaged in Asia, certain packaging may be assembled in the Company's Santa Ana facility or by a Southern California-based subcontractor.

MARKETING AND SALES

         The Company markets its products through three nationally recognized brand names: I/OMagic, Hi-Val and Digital Research Technologies. During the four years ended December 31, 2001, the Company has invested approximately $27 million to build its brand equity in the marketplace. Approximately $18 million was invested in building the I/OMagic, Hi-Val and Digital Research Technologies brands during this four year period, while $9.6 million was booked as an investment to acquire ownership in the Hi-Val brand name and license the Digital Research Technologies brand name. These expenditures have included, but are not limited to, participation in industry trade shows such as Comdex and RetailVision , sales programs, promotional advertisements through national retail outlets, slotting fees which reserve preferential shelf space for the Company's products and participation in various customer marketing programs and events.

         Each of the three brands will continue to be marketed in the Company's core retail channel: optical storage and media. During 2002 the Company intends to differentiate the Company's brands by expanding into three product categories: the I/OMagic brand into the multimedia category; the Hi-Val brand into the input/output product category and the Digital Research Technologies brand into the digital entertainment marketplace.

         The Company continuously consults with its major retail customers to monitor sales performance for the Company's products and to identify current and future market trends. Once the Company identifies such a development or trend, the Company consults with its Asian manufacturers to determine the technical feasibility of manufacturing a particular technology. The feasibility is then considered in conjunction with the particular pricing structure which the Company's customers believe will sell in the retail marketplace.

         The Company maintains Internet web sites at www.iomagic.com, www.hival.com, and www.dr-tech.com. The purpose of these web sites is to provide technical support for customers with installation or other similar product questions and to support the Company's brand recognition efforts through this increasingly important electronic media. The Company is aware that its customers frequently sell the Company's products over their e-commerce based web sites and the Company's agreements with its retail customers do not provide any restriction upon this practice.

COMPETITION

         In general, there are three key competitive factors which impact upon the success of personal computer peripheral companies: (i) time to market; (ii) product value and technology and (iii) market penetration typically measured by retail "shelf-space" and after sales service.

     TIME TO MARKET

         The life cycle of the Company's products typically range from three to twelve months, with a declining price throughout the cycle. This shortened life cycle requires that the Company maintain efficient supply chain management through inventory controls and quick response to new technology trends. For example, during calendar 2001 the Company transitioned through five product cycles in its optical storage drive category. The Company strategically times its new product introductions by: (a) monitoring technological developments in the marketplace by consulting with its retail customers and (b) defining products jointly with its Asian manufacturers based upon market demands. The Company then places multiple orders each month with its Asian suppliers, thereby assuring that there is a continuous distribution channel comprised of products reflecting trends in the American marketplace.

     PRODUCT VALUE AND TECHNOLOGY

         The Company focuses upon this competitive factor by positioning its products as an affordable alternative to what the market perceives as the "tier one" brands such as Iomega, Yamaha, TDK, Sony, Hewlett Packard and Creative Labs. After the Company launched its three brand strategy in the optical store drive market segment, it rapidly gained the number one market share position in the United States retail channels by the fourth quarter of 2001 (NPD Intellect Fourth Quarter 2001 market data). The Company believes that its approach provides consumers with product value, while still sustaining the technology contained in more expensive brand names. While the Company's marketplace is clearly extremely price sensitive, the Company has maintained competitive gross profit margins. While there can be no assurance the Company can maintain these margins, it believes that it is well positioned with its shareholder manufacturers to rely upon their combined economics of scale to maintain its margin structure.

     MARKET PENETRATION AND AFTER SALES SERVICE

         The Company is in the early stage of implementing its three brand strategy across the North American retail markets. During the third quarter of 2001, the Company launched under all three brand names its optical storage products. During the fourth quarter of 2001, according to NPD Intellect market data, the Company rapidly grew to the largest market share in the United States in CD-Rom and DVD-Rom drives and the number two domestic position behind Hewlett-Packard in CDRW drives. This same source documented that during January 2002 the Company maintained its number one position in the CD-Rom and DVD-Rom categories, while becoming the number one supplier of CDRW drives in domestic retail channels. The Company plans to deploy this three brand strategy during 2002 through its existing retail channels into the multimedia, digital entertainment and input-output peripheral products categories. The Company's customer base includes approximately 824 Office Depot stores, 995 Office Max stores, 419 Best Buy stores, 626 Circuit City stores, 218 CompUSA stores, 120 Fred Meyer stores and other leading regional retailers. In the aggregate the Company's customer base exceeds 3,300 retail outlets.

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

         Competitors for the Company's hardware products include Acer, Best Data, Buslink, Creative Labs, Hewlett-Packard, Iomega, Phillips, Plextor, Samsung, Sony, TDK and Yamaha. Competitors for the Company's media products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim. The Company competes with a number of companies that have greater financial, manufacturing and marketing resources than the Company. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect the Company's business.

         The market for computer peripherals is extremely price sensitive and competitive. The composition and identity of I/OMagic's competitors is constantly changing based upon marketplace conditions and changes.

INTELLECTUAL PROPERTY

         The Company owns registered trademarks in the name of I/OMagic Corporation. The Company is the owner of the Hi-Val brand name and it is the world-wide exclusive licensee of the Digital Research Technologies trademark. The Company is currently waiting for a final response from the U.S.PTO regarding the transfer of the Hi-Val and Digital Research Technologies trademarks. The Company recently filed a federal trademark application for the name MyMP3. There is no assurance that the Company will eventually secure a trademark in the name of MyMP3. While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. There can be no assurance that any trademark or other intellectual property right obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

         Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded the manufacturers of the technology contained in the Company's products.

         As is typical in the data storage industry, from time to time, the Company has been and may in the future be, notified of claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from manufacturing and selling the infringing product(s). In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

         The Company does not have any issued or pending patents.

         The Company does co-develop jointly with its manufacturers software drivers providing improved connectivity and user-friendliness for end-users of its products. The Company has not historically obtained any intellectual property rights associated with these software drivers.

RESEARCH AND DEVELOPMENT COSTS

         Through the Company's two manufacturer shareholders and its subcontracting office in Taiwan, the Company participates in the development of its products. The Company has traditionally expensed associated costs in its cost of goods sold. In addition, the Company expensed $663,000 in direct research and development expenses during the three year period of time ending December 31, 2001.

         The research and development efforts underlying the technology comprising the eventual products sold by the Company are funded by the Company's manufacturers. Typically, the Company identifies a market or technology trend occurring in the marketplace through consultation with its large retail customers. The Company then provides its Asian manufacturers with the technical specifications or market trends which it has identified. The Asian manufacturers then conduct the actual research and development (in Asia, at their cost) to determine the technical and financial feasibility of the proposed product. The Company does conduct limited research and development in designing driver software providing a user friendly installation, user manual, installation guides, product packaging, marketing literature and market and sales research.

EMPLOYEES

         As of March 21, 2002, the Company has approximately 89 full-time permanent employees and 20 full-time temporary employees. The Company has no collective bargaining agreements with its employees. The Company believes that its relationship with its employees is good.

ITEM 2.    PROPERTIES OF THE REGISTRANT.

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

ITEM 3.    LEGAL PROCEEDINGS.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         The Company's common stock is currently traded on the NASD's OTC Bulletin Board(R) under the Symbol "IOMC." The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of the Company's common stock. The below quotations are inter-dealer quotations from market makers of the Company's stock, without retail markup, markdown, or commission. At certain times the actual closing or opening quotations may not represent actual trades that took place.

                        2000                         HIGH               LOW
                        ----                         ----               ---
                  Quarter ended
                      March 31                     $  4.13           $  1.19
                      June 30                         3.38              1.75
                      September 30                    2.94              1.53
                      December 31                     1.81              0.78

                        2001
                        ----
                  Quarter ended
                      March 31                     $  1.06           $  0.72
                      June 30                         0.88              0.55
                      September 30                    0.60              0.38
                      December 31                     0.60              0.35

         As of April 5, 2002 there were 85 shareholders who currently hold certificated securities (approximately 52 of these shareholders hold restricted securities) and 55 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Within the holders of record of the Company's common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which in turn, hold shares of stock for beneficial owners.

         The Company's transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, and Portland, Oregon 97204.

         The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

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

RESULTS OF OPERATIONS

         Chart I contains an unaudited calculation of Net Sales and Cost of Sales. Net sales include reductions to gross sales for returns, price protection and marketing promotions. The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force ("EITF") issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations. The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses. There is no impact on operating income, net income or earnings per share. Marketing expenses now netted against sales for 2001 were $13,160,542 and for 2000 were $3,955,687. Chart II contains the historical audited selected financial information for the Company.

CHART I

============================= ======================== ======================== ========================
                                    Year Ended               Year Ended               Year Ended
                                 December 31, 2001        December 31, 2000        December 31, 1999
                                    (Unaudited)              (Unaudited)              (Unaudited)
----------------------------- ------------------------ ------------------------ ------------------------
Sales Data
    Gross Sales                       $91,544,011              $77,071,398             $44,776,445
    Channel Promotions                 13,160,542                3,955,687               3,256,252
    Price Protection                    2,795,552                2,224,081               1,388,257
    Returns                             7,798,958               10,086,193               3,470,844
    Net Sales                          67,788,959               60,805,437              36,661,092
============================= ======================== ======================== ========================

        =============================== ================================ ================================
                                                  Year Ended                       Year Ended
                                               December 31, 1998                December 31, 1997
                                                  (Unaudited)                      (Unaudited)
        ------------------------------- -------------------------------- --------------------------------
        Sales Data
            Gross Sales                           $  12,118,539                     $  4,601,873
            Channel Promotions                        1,644,369                          289,285
            Price Protection                            345,590                          112,659
            Returns                                   1,058,586                          454,513
            Net Sales                                 9,069,994                        3,745,416
        =============================== ================================ ================================


 ================================= ======================== ======================== =======================
                                         Year Ended               Year Ended               Year Ended
                                      December 31, 2001        December 31, 2000       December 31, 1999
                                         (Unaudited)              (Unaudited)             (Unaudited)
 --------------------------------- ------------------------ ------------------------ -----------------------
 Cost of Sales Data
     Cost of Sales                       $ 62,776,334              $ 53,126,489           $ 31,419,757
     Inventory Write Downs                  3,975,301                 1,089,256                 51,000
     Freight In/Out                         3,577,443                 2,242,045              1,469,352
     Cost of Product                       55,223,590                49,795,188             29,899,405
 ================================= ======================== ======================== =======================

         ================================ ================================ ===============================
                                                    Year Ended                       Year Ended
                                                 December 31, 1998               December 31, 1997
                                                    (Unaudited)                     (Unaudited)
         -------------------------------- -------------------------------- -------------------------------
         Cost of Sales Data
             Cost of Sales                          $   7,927,553                    $   3,417,984
             Inventory Write Downs                         85,644                           93,700
             Freight In/Out                               298,453                          116,199
             Cost of Product                            7,543,456                        3,208,085
         ================================ ================================ ===============================

CHART II

 =========================================== ======================== ======================== =======================
                                                   Year Ended               Year Ended               Year Ended
                                                December 31, 2001        December 31, 2000       December 31, 1999
                                                   (Unaudited)              (Unaudited)             (Unaudited)
 ------------------------------------------- ------------------------ ------------------------ -----------------------
 Statement of Operations Data
     Net Sales                                     $  67,788,959            $  60,805,437           $  36,661,092
     Cost of Sales                                    62,776,334               53,126,489              31,419,757
     Gross Margin                                      5,012,625                7,678,948               5,241,335
     Operating Expenses                               10,180,839               10,126,111               3,837,293
     Other Income (Expenses)                            (376,431)              (4,963,286)                 30,256
     Income Taxes                                          3,000                 (999,600)               (428,500)
     (Net Loss)/Net Income                            (5,547,645)              (6,410,849)              1,862,798
     (Net Loss)/Net Income per share                       (0.08)                   (0.16)                   0.06
 ------------------------------------------- ------------------------ ------------------------ -----------------------
 Balance Sheet Data
     Current Assets                                $  48,162,608            $  43,266,599            $  22,639,152
     Total Property & Equipment, Net                   1,266,216                1,427,772                  255,689
     Total Assets                                     55,903,767               53,098,438               22,916,329
     Total Current Liabilities                        29,788,116               21,427,889               15,040,366
     Accumulated Deficit                             (14,446,237)              (8,898,592)              (2,487,743)
 Stockholder's Equity                                 17,115,651               22,659,571                7,875,963
 =========================================== ======================== ======================== =======================


         ============================================ =============================== ================================
                                                                Year Ended                      Year Ended
                                                            December 31, 1998                December 31, 1997
                                                               (Unaudited)                      (Unaudited)
         -------------------------------------------- ------------------------------- --------------------------------
         Statement of Operations Data
             Net Sales                                           $  9,069,994                    $  3,745,416
             Cost of Sales                                          7,927,553                       3,417,984
             Gross Margin                                           1,555,121                         616,717
             Operating Expenses                                     2,144,332                       2,059,066
             Other Income (Expenses)                                  251,993                         (16,378)
             Income Taxes                                                 800                             800
             (Net Loss)/Net Income                                   (338,018)                     (1,459,527)
             (Net Loss)/Net Income per share                            (0.02)                          (0.12)
         -------------------------------------------- ------------------------------- --------------------------------
         Balance Sheet Data
             Current Assets                                      $  5,973,859                    $  1,931,750
             Total Property & Equipment, Net                          133,231                         120,007
             Total Assets                                           6,128,250                       2,072,917
             Total Current Liabilities                              5,344,407                      11,877,494
             Accumulated Deficit                                   (4,340,541)                     (4,012,523)
         Stockholder's Equity                                         777,120                         875,350
         ============================================ =============================== ================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report and the Company's consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance and its current beliefs regarding revenues it might earn if it was successful in implementing its business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Before deciding to buy or maintain a position in the Company's common stock, prospective investors should carefully review and consider the various disclosures made in this report, and in other materials filed with the Securities and Exchange Commission ("SEC") that discuss the Company's business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company's business, results of operations or financial condition.

         Any of the factors described above or in the "Certain Factors that may Affect Future Performance" section below could cause the Company's financial results, including the Company's net income (loss) or growth in net income
(loss) to differ materially from prior results, which in turn could, among other things, cause the price of the Company's common stock to fluctuate substantially.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

         Fiscal year 2001 was a critical transition year for the Company as it reintroduced the Hi-Val and Digital Research Technologies brand names into the Company's retail channels and introduced a complete line of CD media products. The Company expended in excess of $13 million in supporting the expansion of its products into major national retail outlets throughout the United States. This constituted an increase from 5% of gross sales in 2000 to 14% of gross sales in 2001. The Company believes that this expenditure will decline significantly as a percentage of sales as the Hi-Val and Digital Research Technologies brand names become readily recognizable brands to potential end-users.

         Gross sales for the year ended December 31, 2001 ("2001") increased 19% to $91,544,011 from $77,071,398 gross sales for the year ended December 31, 2000 ("2000"). The increase in gross sales is attributable to the re-introduction of the Hi-Val and Digital Research Technologies brands during the year. Net sales for the year 2001 rose 11% to $67,788,959 from $60,805,437 net sales for 2000.

         Net sales include reductions to gross sales for returns, price protection and marketing promotions. The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force ("EITF") issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations. The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses. There is no impact on operating income, net income or earnings per share. Marketing expenses now netted against sales for 2001 were $13,160,542 and for 2000 were $3,955,687.

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

         The Company's loss in 2001 was due to four factors. First, the Company was affected by the general economic slowdown in the first six months of the year. Second, the Company wrote down nearly $4.0 million in Hi-Val inventory related to the 2000 acquisition of IOM Holdings. Third, the Company incurred much higher expenses in Q3 and Q4 for the re-introduction of the Hi-Val and Digital Research Technologies brands. Fourth, the Company experienced higher expenses due to the effects of the September 11, 2001 terrorist attack. The Company's manufacturers reduced their production after September 11, 2001 in anticipation of lower world-wide demand. However, demand for the Company's products did not decrease and therefore, due to product allocation, the Company did not realize sales until 2002 for which it had backlog in 2001. In addition, product allocation resulted in the Company using more expensive air freight to expedite shipping product manufactured in Asia.

         The Company's backlog at December 31, 2001 was $11,404,292 versus a backlog at December 31, 2000 of $1,348,180. This increase is a result of increased sales volume primarily to Office Max and Best Buy.

     FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         Gross sales for the year ended December 31, 2000 ("2000") rose 72% to $77,071,398 from $44,776,445 gross sales for the year ended December 31, 1999 ("1999"). The increase in revenues is attributable to: 1) the addition of several significant customers including Office Max in June 1999, Staples in January 2000 and Best Buy in March 2000; 2) an increase in OEM sales in 2000 from 1999; 3) the acquisition of IOM Holdings on December 31, 2000. Net sales for the year 2000 rose 66% to $60,805,437 from $36,661,092 net sales for 2000.

         Net sales include reductions to gross sales for returns, price protection and marketing promotions. The reduction of sales for marketing promotions is in accordance with the Emerging Issues Task Force ("EITF") issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations. The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses. There is no impact on operating income, net income or earnings per share. Marketing expenses now netted against revenues for 2000 were $3,955,687 and for 1999 were $3,256,252.

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

         Operating expenses as a percentage of net sales increased from 10.47% ($3,837,293) in 1999 to 16.65% ($10,126,111) in 2000. This percentage increase is primarily due to the treatment of the IOM Holdings acquisition as a pooling of interests and thus requiring the inclusion of general and administrative expenses for both the Company and IOM Holdings' operations. In addition, trademark amortization increased in the amount of $1,446,852 in 2000 (there were no such expenses in 1999) resulting from the non-cash amortization of trademarks, which alone was 2.38% of net sales.

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

         On January 22, 2001 the Company issued to Finova Capital Corporation 875,000 shares of its Series A Preferred Stock and 250,000 shares of its Series B Preferred Stock. The original value of these shares was $9 million in the aggregate. The Company is obligated to redeem these shares at $8 per share upon the third anniversary of the issuance of the Series A and upon the second anniversary of the Series B. If the shares of the Company's common stock trade at a price of $3 per share for 15 consecutive trading days, then the Company has the right to require the conversion of the Series A and Series B shares of preferred stock into shares of common stock at a price equal to the weighted average trading price (which shall be not less than $2.50 per share nor more than $7 per share, subject to adjustment for stock splits and similar reclassifications of the Company's common stock) of the shares of common stock during the 20 day period of time prior to the notice of conversion issued by the Company. If the Company is unable to require the conversion of the preferred stock or to otherwise negotiate a discounted redemption of the preferred stock, then the Company would be required to expend $2 million to redeem the Series B Preferred Stock on January 22, 2003 and $6.6 million on January 22, 2004 to redeem the Series A Preferred Stock. If the Company was required to redeem either class of preferred stock its liquidity and other financial resources could be severely and adversely affected.

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

     COMPETITION

         The market for the Company's products is highly competitive. Competitors for the Company's hardware products include Acer, Best Data, Buslink, Hewlett-Packard, Iomega, Phillips, Plextor, Samsung, Sony, TDK and Yamaha. Competitors for the Company's media products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim. The Company also indirectly competes against original equipment manufacturers such as Dell Computer and Compaq to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, the Company may face dominant competitors including 3Com (modems), Creative Technologies, Inc. (sound cards, modems and Internet music players) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company is subject to Emerging Issues Task Force ("EITF") issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has reclassified its December 31, 2000 and December 31, 1999 statements of operations. The adoption of this pronouncement has resulted in adjustments to net sales, gross margin and selling and marketing expenses. There is no impact on operating income, net income or earnings per share. While the Company believes that the application of EITF No. 01-09 will not have any effect upon its cash flow, potential investors may view the impact of EITF No. 01-09 upon the Company negatively. In the event this does occur, the price for the Company's stock and as a result its ability to raise capital, may be adversely effected.

         The Company's financial reporting may be subject to other changes in accounting principles and procedures. In the event these changes negatively effect the Company's reporting of the results of its operations, its ability to raise capital and to otherwise utilize its stock to attract key employees and finance potential acquisitions would be adversely effected.

     DISTRIBUTION RISKS

         The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, or increased use of mail-order catalogues, increased use of consumer-electronics channels for peripheral product sales, could affect the Company in ways not yet known. For example, the rapid emergence of Internet-based e-commerce is putting substantial strain on some of the Company's traditional channels. Moreover, additions to or changes in the types of products the Company sells, such as the digital entertainment products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish. Aggressive strategies employed by customers to obtain reductions in the charged purchase price, such as claimed price protections, rebates and advertising funds, may materially and adversely impact upon the Company's cash flow and financial results of operations. Finally, the Company's customers frequently require that the Company expend substantial sums to promote distribution channels, advertise its products and reserve shelf space for the Company's products. To the extent the Company's financial resources decline, the Company might be unable to fulfill its obligations under such programs. Such a failure might adversely effect the Company's relationship with its customers and as a result, its financial results of operations.

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

     RECENT FINANCIAL LOSSES

         The Company reported a net loss in fiscal years ended December 31, 2000 and 2001. These losses stemmed primarily from $5.1 million in inventory write-down during these years, mostly caused by the Hi-Val acquisition and increased product promotion expenses arising from the reintroduction of the Hi-Val and Digital Research Technologies brands. There is no assurance that the Company will be able to obtain or maintain profitable operations in the future. If it is unable to do so, there may be a material adverse effect on cash flow, which could cause violations in the covenants under the Line of Credit and could impede the Company's ability to raise capital through debt or equity financing to the extent the Company may need it for continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

     LACK OF LONG TERM PURCHASE ORDERS

         The Company does not have any long term purchase orders from its customers. The Company's product orders are typically received with one to three weeks lead time to deliver the products. Accordingly, the Company cannot rely on long-term purchase orders or commitments to protect it from the negative financial effects of a reduced demand for it's products that could result from a general economic downturn, from changes in the PC peripheral marketplace, including the entry of new competitors into the market, and from the introduction by others of new or improved technology, from an unanticipated shift in the needs of it's customers, or from other causes.

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

         The Company does not have any contract with any of these customers requiring that any amount of product be purchased in the future. In the event any of these major customers were to cease ordering products from the Company or to reduce the level of their orders, the Company's financial performance could be materially and adversely effected.

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

     DEPENDENCE ON OPTICAL STORAGE AND OPTICAL MEDIA MARKET

         Sales of optical storage and related media products accounted for approximately 80% of the Company's net sales in 2001. Although the Company has introduced products in the digital entertainment and multimedia segments of the PC peripheral market, optical storage and optical media devices are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

     MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

         Many of the Company's products are individual PC peripheral products that function within personal computers to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company recognizes that such migration could occur with respect to the functionality provided by some of the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity, such as audio and video upgrade cards, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, will not adversely affect the future market for the Company's products.

     ACQUISITION AND LICENSING RISKS

         The Company is currently effecting the transfer of the Hi-Val trade name and the license of the Digital Research Technologies trade name. It is possible that a third party could attempt to impose certain liabilities associated with the prior operations of these brand names upon the Company. In the event such an event would occur, the Company could be severely adversely effected.

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

     DECLINING SELLING PRICES AND OTHER FACTORS AFFECTING GROSS MARGINS

         The Company's markets are characterized by intense ongoing competition coupled with a history, as well as a current trend, of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is possible that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date (See also "-Short Product Life Cycles; Dependence on New Products"). The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products. The availability of new products is sometimes restricted in volume early in a product's life cycle and, should customers choose to wait for the new version of a product rather than to purchase the current version, the ability of the Company to procure sufficient volumes of such new products to meet higher customer demand is limited. Such a failure to meet demand for new products may have a material adverse effect on the revenues and operating margins of the Company.

     ASIAN POLITICAL AND ECONOMIC CLIMATE

         The Company is dependent upon political and economic stability in the Far East. Specifically, the Company orders virtually all of its products from large manufacturing facilities located primarily in Taiwan, Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in the Far East, the economic ramifications for the Company's supplier base could be devastating. As a result, the Company's ability to conduct profitable operations might be materially and adversely effected. The Company's suppliers acquire components and raw materials for the manufacturing of the Company's products from a number of countries, many of which do not conduct operations in United States dollars. Any severe fluctuation in the value of such currencies could materially increase the cost to the Company's suppliers of manufacturing the Company's products. Upon such an occurrence, the Company's operations could be severely and adversely effected.

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

     MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

         Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a data storage format change, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, during the fourth quarter of 2001 the Company initially introduced a 32 megabyte version of its "MyMP3" portable digital music system. As technology quickly advanced the Company's customers immediately demanded expanded memory capability. In response, the Company is developing a 64 megabyte version of the same product. This demand for more technologically advanced products took place within a period of three months.

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

     BULLETIN BOARD LISTING

         The Company's stock is currently quoted upon the NASD's OTC Bulletin Board(R) under the symbol "IOMC." Because the Company's stock trades upon the OTC Bulletin Board(R) rather than on a national stock exchange, investors may find it difficult to either dispose of, or to obtain quotations as to the price of the Company's common stock. In the event the Company does not timely file all reports and related forms required to maintain "reporting status" under the Securities Exchange Act of 1934, the Company would be delisted from the OTC Bulletin Board(R). In the event of such a delisting, investors in the Company's stock might be unable to sell their shares and might be required to maintain their investment in the Company indefinitely.

     STOCK PRICE VOLATILITY

         The trading price of the Company's Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new product introductions by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of the Company's products, general financial market conditions, market conditions for PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The Company's operations were not subject to any foreign currency exchange or commodity price risk during fiscal year 2001.

         As discussed under "Risk Factors," the Company currently has a line of credit with China Trust Bank in an amount of up to $14 million. This line of credit contains an interest rate of the prime lending rate plus three-quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate. In the event the prime lending rate increases, the interest rate expense of the Company shall increase on an annualized basis by the amount of the increase multiplied by the amount outstanding under the China Trust line of credit.

ITEM 8.    FINANCIAL STATEMENTS.

         Reference is made to the financial statements included in this report, which begin at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by the Company's directors, director nominees and executive officers as of September 6, 2002 and their business experience are as follows:

                     NAME                         AGE                             TITLES
                     ----                         ---                             ------
Tony Shahbaz(1).............................      40     Chairman of the Board, President, Chief Executive
                                                         Officer, Chief Financial Officer, Secretary, Director
                                                         and Director Nominee
Daniel Hou..................................      53     Director and Director Nominee
Anthony Andrews.............................      40     Vice President, Director of Engineering, Director and
                                                         Director Nominee
Steel Su(1).................................      50     Director and Director Nominee
Young-Hyun Shin.............................      49     Director and Director Nominee
Daniel Yao..................................      46     Director and Director Nominee
_______________

(1)   Member of the compensation committee.

         TONY SHAHBAZ is a founder of I/OMagic Corporation and has served as the Company's Chairman of the Board, President, Chief Executive Officer, Secretary and Chief Financial Officer and as a director since September 1993. Prior to founding I/OMagic Corporation, Mr. Shahbaz was employed by Western Digital Corporation from September 1986 to March 1993. During his tenure at Western Digital Corporation, Mr. Shahbaz held several positions including Vice President of Worldwide Sales for Western Digital Paradise, and Regional Director of Asia Pacific Sales and Marketing Operations. Prior to his positions with Western Digital, Mr. Shahbaz held management positions with Tandon Corporation from 1979 to 1984. From 1985 to 1986, Mr. Shahbaz held management positions with Lapin Technology.

         DANIEL HOU has served as a director of I/OMagic Corporation since January 1998. Since 1986, Mr. Hou has served as the President of Hou Electronics, Inc., a computer peripheral supplier that he founded. Mr. Hou is a prior President of the Southern California Chinese Computer Association and is an active member of the American Chemistry Society. Mr. Hou earned a B.A. degree in Chemistry from National Chung-Hsing University, Taiwan in 1973 and a Masters degree in Material Science from the University of Utah in 1978.

         ANTHONY ANDREWS has served as the Company's Vice President and Director of Engineering since he joined I/OMagic Corporation in March 1994 and has served as a director since October 1995. From 1988 to 1994, Mr. Andrews was a principal engineer at Western Digital Corporation, where he was involved in product and software design and played a key role in the development of portable notebook power management designs that are used by companies such as IBM and AST. Prior to that, Mr. Andrews was a staff engineer with Rockwell International from 1985 to 1988. Mr. Andrews earned a B.S. degree in Math and Computer Science from the University of California at Los Angeles in 1985.

         STEEL SU has served as a director of I/OMagic Corporation since September 2000 and is a founder of Behavior Tech Corporation and has served as its Chairman since 1980. Mr. Su has served and continues to serve as a director or Chairman of the following affiliates of Behavior Tech Corporation: Behavior Design Corporation (chairman), Behavior Tech Computer (USA) Corp. (chairman), Behavior Tech Computer Affiliates, N.V. (chairman) and BTC Korea Co., Ltd.

(director). Mr. Su has served as chairman of Gennet Technology Corp., Emprex Technologies Corp., MaxD Technology Inc. and Maritek Inc. since 1992, 1998, 2000 and 1999, respectively. Mr. Su has also served as a director of Aurora Systems Corp. and Wearnes Peripherals International (PTE) Limited since 1998 and 2000, respectively. Mr. Su earned a B.S. degree in Electronic Engineering from Ching Yuan Christian University in 1974 and an M.B.A. from National Taiwan University in 2001.

         YOUNG-HYUN SHIN has served as a director of I/OMagic Corporation since September 2000 and the Representative Director of BTC Korea Co., Ltd. since March 1988. Mr. Shin earned a B.S. degree in electronics from Yonsei University in 1979.

         DANIEL YAO has served as a director of I/OMagic Corporation since February 2001 and has been a Chief Strategy Officer for Ritek Corporation since July 2000. Prior to joining Ritek, Mr. Yao served as the Senior Investment Consultant for Core Pacific Securities Capital from July 1998 to July 2000. Prior to that, Mr. Yao was an Executive Vice President for ABN Amro Bank in Taiwan from July 1996 to July 1998. Mr. Yao earned a B.A. degree in Business Management from National Taiwan University in 1978 and a M.B.A. degree from the University of Rochester in New York.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to the Company during 2001 and thereafter, or any written representations received by the Company from directors, officers and beneficial owners of more than 10% of the Company's common stock that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

         Each of the Company's directors is in the process of reviewing all filings made prior to January 1, 2001, pursuant to Section 16(a) in an effort to determine whether any additional and/or amended filings are required to be made.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2001, 2000 and 1999 earned for services in all capacities as an employee by Tony Shahbaz, the Company's President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Shahbaz is the Company's only executive officer.


                           SUMMARY COMPENSATION TABLE
                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                         ANNUAL COMPENSATION             AWARD
                                                         -------------------         ------------
                                                                                      SECURITIES             OTHER
     NAME AND PRINCIPAL POSITION           YEAR           SALARY        BONUS       UNDERLYING OPTIONS     COMPENSATION
     ---------------------------           ----           ------        -----       ------------------     ------------
Tony Shahbaz..........................     2001          $140,004           --                  --          $40,853 (1)
    Chairman, President, Chief             2000          $140,004           --           1,110,000 (2)      $21,231 (1)
    Executive Officer, Chief               1999          $140,000     $165,396                  --              --
    Financial Officer and Secretary
____

(1) Consists of salary earned by Mr. Shahbaz as an employee of IOM Holdings, Inc., a subsidiary of I/OMagic Corporation.
(2) Includes 510,000 shares of common stock underlying options granted to Mr. Shahbaz's wife, Fedra Shahbaz. The options granted to Mr. Shahbaz and Fedra Shahbaz were immediately exercisable upon the date of grant.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The executive officer named in the summary compensation table above did not receive any option grants or stock appreciation rights in the year ended December 31, 2001.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information regarding the value of unexercised options held by the named executive officer as of December 31, 2001. The named executive officer did not acquire shares through the exercise of any options during the year ended December 31, 2001.

                                               NUMBER OF
                                         SECURITIES UNDERLYING                  VALUE ($) OF UNEXERCISED
                                         UNEXERCISED OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                           DECEMBER 31, 2001                      DECEMBER 31, 2001 (3)
                                           -----------------                      ---------------------
             NAME                    EXERCISABLE       UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
             ----                    -----------       -------------         -----------       -------------
Tony Shahbaz.................        990,567 (1)         719,433 (2)            $0                 $0
______________

(1) Includes 227,567 shares of common stock underlying options held by Mr. Shahbaz's wife, Fedra Shahbaz.
(2) Includes 282,433 shares of common stock underlying options held by Mr. Shahbaz's wife, Fedra Shahbaz.
(3) Based upon the last reported sale price of the Company's common stock of $0.60 per share on December 31, 2001 (the last trading day during 2001) as reported on the OTC Bulletin Board(R), minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         On October 22, 1993, the Company entered into an employment agreement with Tony Shahbaz for Mr. Shahbaz to serve as the Company's President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Shahbaz is entitled to receive an initial annual salary of $140,000 and, if the Company's net profits exceed at least $100,000 in any fiscal year, an annual bonus. The amount of the bonus payable to Mr. Shahbaz is equal to: (i) $20,000 for each fiscal year in which the net profits exceed $200,000; (ii) $50,000 for each fiscal year in which the net profits exceed $400,000; or (iii) $70,000, for each fiscal year in which the net profits exceed $500,000.

         If the Company terminates Mr. Shahbaz without cause, Mr. Shahbaz will be entitled to a portion of the bonus that the number of months during such fiscal year that he was employed bears to twelve months. If the Company terminates Mr. Shahbaz for cause, the Company's obligation to pay any further salary, bonus or other amounts payable under the agreement terminates on the date of termination. Pursuant to the employment agreement, "cause" is defined as the habitual neglect of the duties which are required to be performed.

         The purpose of the employment agreement is to ensure that the Company will have the continued dedication of Mr. Shahbaz by providing certain compensation arrangements, competitive with those of other corporations, to incentivize Mr. Shahbaz to remain with I/OMagic Corporation and to enhance his financial security.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Tony Shahbaz, the Company's Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary, is a member of our compensation committee.

         No member of the Company's board of directors has a relationship that constitutes an interlocking relationship with executive officers and directors of another entity.

COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any compensation for their services, however each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors' meetings.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of August 28, 2002, a total of 67,930,291 shares of the Company's common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of the Company's common stock by:

         o each person known by the Company to own beneficially more than five percent, in the aggregate, of the outstanding shares of the Company's common stock as of the date of the table;

         o    each of the Company's directors;

         o the named executive officer in the Summary Compensation Table contained elsewhere in this document; and

         o    all of the Company's directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each security holder possesses sole voting and investment power with respect to all of the shares of common stock owned by such security holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a security holder and the percentage ownership of that security holder, shares of common stock subject to options, warrants or preferred stock held by that person that are currently exercisable or convertible or are exercisable or convertible into shares of common stock within 60 days after the date of the table are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.


                                                                                AMOUNT AND NATURE
                   NAME AND ADDRESS                                               OF BENEFICIAL          PERCENT
                OF BENEFICIAL OWNER(1)                    TITLE OF CLASS        OWNERSHIP OF CLASS       OF CLASS
                ----------------------                    --------------        ------------------       --------
Tony Shahbaz........................................          Common                37,439,417 (2)         53.76%
Steel Su............................................          Common                 9,610,000 (3)         14.10%
Young-Hyun Shin.....................................          Common                 5,632,912 (4)          8.29%
Daniel Yao..........................................          Common                 5,112,262 (5)          7.53%
Daniel Hou..........................................          Common                 2,035,000 (6)          2.99%
Anthony Andrews.....................................          Common                   221,666 (7)          *
All executive officers and directors as a group (6
    persons)........................................          Common                60,051,257 (8)         85.63%
_______________

*     Less than 1.00%

(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 1300 Wakeham Avenue, Santa Ana, California 92705. Mr. Shahbaz is the sole executive officer of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Hou, Su, Shin and Yao are current directors.

(2) Consists of: (i) 7,860,000 shares of common stock and 1,200,000 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 510,000 shares of common stock underlying options held individually by Mr. Shahbaz's wife, Fedra Shahbaz; (iii) 18,356,340 shares of common stock held by Susha, LLC, a California limited liability company ("Susha California"); (iv) 8,250,000 shares of common stock held by Susha, LLC, a Nevada limited liability company ("Susha Nevada"); and (v) 1,263,077 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over the shares held by Susha California, Susha Nevada and King Eagle Enterprises, Inc.

(3) Consists of 6,860,000 shares of common stock and 250,000 shares of common stock underlying options held individually by Mr. Su, and 2,500,000 shares of common stock held by Behavior Tech Computer Corp. ("BTC Taiwan"). Mr. Su is the Chief Executive Officer of BTC Taiwan and has sole voting and sole investment power over the shares held by BTC Taiwan.

(4) Represents 5,632,912 shares of common stock held by BTC Korea Co., Ltd. ("BTC Korea"). Mr. Shin has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Shin is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.

(5) Represents 5,112,262 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao is currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.

(6) Consists of 35,000 shares of common stock underlying options held individually by Mr. Hou, and 2,000,000 shares of common stock held by Hou Electronics. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics.

(7) Consists of 16,666 shares of common stock and 150,000 shares of common stock underlying options held individually by Mr. Andrews, and 55,000 shares of common stock underlying options held individually by Mr. Andrews' wife, Nancy Andrews.

(8)   Includes 2,200,000 shares of common stock underlying options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Citrine, BTC Taiwan and Behavior Tech Computer (USA) Corp. ("BTC USA"), an affiliate of BTC Taiwan, in the aggregate, manufacture a significant amount of the Company's optical storage and related media products.

         Each of Citrine, BTC Taiwan and BTC USA provide the Company with favorable payment terms in connection with our purchases of inventory from each of these manufacturers. Citrine has agreed to allow the Company to purchase up to $3,000,000 of inventory upon net 60 day terms. BTC Taiwan and BTC USA, in the aggregate, have agreed to allow the Company to purchase up to $5,000,000 of inventory upon net 75 day terms. In addition, Hou Electronics has agreed to allow the Company to purchase up to $2,000,000 of inventory upon net 75 day terms.

         On February 3, 1999, the Company entered into a subscription agreement with BTC USA. In this transaction, BTC USA contributed $5 million worth of inventory in exchange for 16,666,667 shares of the Company's common stock valued at $0.30 per share. Subsequent to this issuance of shares of common stock, BTC USA contributed the shares of common stock to Susha California.

         On January 4, 2000, the Company entered into a subscription agreement with BTC Taiwan. In this transaction, BTC Taiwan contributed $5,000,000 worth of inventory in exchange for 6,250,000 shares of the Company's common stock valued at $0.80 per share. Subsequent to this issuance of shares of common stock, BTC Taiwan contributed the shares of common stock to Susha Nevada.

         On March 7, 2000, the Company entered into a subscription agreement with BTC Korea. In this transaction, BTC Korea purchased 632,912 shares of the Company's common stock for $2,000,000 in cash.

         On December 10, 2000, the Company entered into a subscription agreement with Citrine whereby Citrine contributed $8,000,000 worth of inventory in exchange for 5,112,262 shares of the Company's common stock valued at $1.56 per share.

         On December 31, 2000, the Company acquired all of the common stock of IOM Holdings, Inc. ("IOMH") in exchange for 24,000,000 shares of the Company's common stock valued at $0.64 per share. IOMH owned the Hi-Val brand name and was the exclusive licensee of the Digital Research Technologies brand name. The stock of IOMH was held by Mr. Tony Shahbaz, Mr. Steel Su and BTC Korea. Mr. Shahbaz and Mr. Su each received 9,600,000 shares of the Company's common stock in exchange for their shares of IOMH. BTC Korea received 4,800,000 shares of the Company's common stock.

         On December 31, 2000, Mr. Shahbaz and Mr. Su had outstanding certain obligations which were satisfied by transferring an aggregate of 7,300,000 of the shares they received in the transaction with IOMH. 2,700,000 of these shares were transferred to BTC Korea. After payment of these obligations, each of Mr. Shahbaz and Mr. Su netted 5,950,000 shares of the 9,600,000 shares originally issued by the Company to each of them in connection with the IOMH transaction. The remaining shares issued by the Company were used to satisfy creditors of IOMH. The acquisition of IOMH by I/OMagic Corporation was approved by a vote of the stockholders at the annual stockholders meeting held on September 12, 2000.

         On April 1, 2000, IOMH and Alex Properties, a California general partnership, entered into a commercial lease agreement for the Company's premises located at 1300 East Wakeham Avenue, Santa Ana, California. Under the terms of the lease, Alex Properties leased the premises to IOMH for an initial term of ten years from April 1, 2000 to March 31, 2010, with an option for IOMH to renew the lease for another ten year term. The rental rate for the premises during the initial term is $0.45 per square foot during the period from April 1, 2000 to March 31, 2003 and $0.50 per square foot during the period from April 1, 2003 to March 31, 2006, with an increase of $0.05 per square foot for each subsequent year. The Company acquired all of the outstanding common stock of IOMH on December 31, 2000, and as a result, IOMH became the Company's wholly owned subsidiary and assigned the lease to the Company. Mr. Shahbaz is a general partner of Alex Properties.

         On January 22, 2001, the Company issued to Finova Capital Corporation 875,000 shares of the Company's Series A Preferred Stock and 250,000 shares of the Company's Series B Preferred Stock. The original value of these shares was $9 million in the aggregate. The Company is obligated to redeem these shares at $8.00 per share upon the third anniversary of the issuance of the Series A Preferred Stock and upon the second anniversary of the issuance of the Series B Preferred Stock. If the shares of the Company's common stock trade at a price of $3.00 per share for 15 consecutive trading days, then the Company has the right to force conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into shares of the Company's common stock at a price equal to the weighted average trading price (which shall be not less than $2.50 per share nor more than $7.00 per share, subject to adjustment for stock splits and similar reclassifications of the Company's common stock) of the shares of common stock during the 20 day period of time prior to the notice of conversion issued by the Company. If the Company is unable to require the conversion of the preferred stock or to otherwise negotiate a discounted redemption of the preferred stock, then the Company would be required to expend $2.0 million to redeem the Series B Preferred Stock on January 22, 2003 and $7.0 million to redeem the Series A Preferred Stock on January 22, 2004.

         The Company has entered into indemnification agreements with its directors and certain officers containing provisions that may in some respects be broader than the specific indemnification provisions contained in the Nevada Revised Statutes. These agreements provide, among other things, for indemnification of these individuals in proceedings brought by third parties and in stockholder derivative suits. Each agreement also provides for advancement of expenses to the indemnified party.

         The Company is or has been a party to employment and indemnification arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d)   Financial Statements and Financial Statement Schedules
                         ------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Consolidated Financial Statements and Supplemental Information contained on page F-1 of this report.

(a)(3) and (c)    Exhibits
                  --------

         Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

(b)      Reports on Form 8-K
         -------------------

         None.

                                                                                        I/OMAGIC CORPORATION
                                                                                              AND SUBSIDIARY
                                                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                AND SUPPLEMENTAL INFORMATION
                                                                                           DECEMBER 31, 2001
============================================================================================================

                                                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.....................................................................   F-3

     Consolidated Statements of Operations...........................................................   F-5

     Consolidated Statements of Stockholders' Equity.................................................   F-6

     Consolidated Statements of Cash Flows...........................................................   F-8

     Notes to Consolidated Financial Statements......................................................  F-11

SUPPLEMENTAL INFORMATION

     Report of Independent Certified Public Accountants on Financial Statement Schedules.............  F-37

     Valuation and Qualifying Accounts - Schedule II.................................................  F-38


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
I/OMagic Corporation and subsidiary
Santa Ana, California

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/OMagic Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 15, 2002, except
    for Notes 14 and 18 as
    to which the date is
    September 9, 2002


                                                                                 I/OMAGIC CORPORATION
                                                                                       AND SUBSIDIARY
                                                                          CONSOLIDATED BALANCE SHEETS
                                                                                         DECEMBER 31,
=====================================================================================================


                                                ASSETS

                                                                             2001           2000
                                                                          ------------  ------------
CURRENT ASSETS
       Cash and cash equivalents                                          $ 4,423,623   $ 3,502,546
       Accounts receivable, net of allowance for doubtful
          accounts of $2,679,118 and $2,106,518                            27,844,543    18,109,794
       Accounts receivable from related parties                                    --        84,710
       Inventory, net of allowance for obsolete inventory of
          $558,703 and $1,834,427                                          10,377,287     6,783,715
       Inventory in transit                                                 1,634,420    13,011,000
       Current portion of deferred income taxes                             1,556,000     1,556,000
       Income tax receivable                                                   34,311        34,311
       Prepaid expenses and other current assets                            2,292,424       184,523
                                                                          ------------  ------------
                  Total current assets                                     48,162,608    43,266,599

PROPERTY AND EQUIPMENT, net                                                 1,266,216     1,427,772
TRADEMARK, net of accumulated amortization of $3,375,976 and $1,446,852     6,269,703     8,198,827
DEFERRED INCOME TAXES, net of current portion                                 165,000       165,000
OTHER ASSETS                                                                   40,240        40,240
                                                                          ------------  ------------
                  TOTAL ASSETS                                            $55,903,767   $53,098,438
                                                                          ============  ============

              The accompanying notes are an integral part of these financial statements.

                                                                         I/OMAGIC CORPORATION
                                                                               AND SUBSIDIARY
                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                 DECEMBER 31,
=============================================================================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2001             2000
                                                               -------------   -------------
CURRENT LIABILITIES
   Line of credit                                              $  9,622,241    $  6,996,969
   Current portion of capital lease obligations                      10,978          27,121
   Accounts payable and accrued expenses                         12,027,498       5,584,951
   Accounts payable to related parties                            5,521,720       6,586,761
   Reserves for customer returns and allowances                   2,605,679       2,232,087
                                                               -------------   -------------
     Total current liabilities                                   29,788,116      21,427,889

CAPITAL LEASE OBLIGATIONS, net of current portion                        --          10,978
                                                               -------------   -------------
     Total liabilities                                           29,788,116      21,438,867
                                                               -------------   -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   10,000,000 shares authorized, $0.001 par value
     Series A, 1,000,000 shares authorized
       875,000 and 875,000 shares issued and outstanding                875             875
     Series B, 1,000,000 shares authorized
       250,000 and 250,000 shares issued and outstanding                250             250
Additional paid-in capital                                        8,998,875        ,998,875
                                                               -------------   -------------
     Total redeemable convertible preferred stock                 9,000,000       9,000,000
                                                               -------------   -------------
STOCKHOLDERS' EQUITY
   Class A common stock, $0.001 par value
     100,000,000 shares authorized
     67,930,291 and 67,917,791 shares issued and outstanding         67,931          67,918
Additional paid-in capital                                       31,493,957      31,493,345
Deferred compensation                                                    --          (3,100)
Accumulated deficit                                             (14,446,237)     (8,898,592)
                                                               -------------   -------------
     Total stockholders' equity                                  17,115,651      22,659,571
                                                               -------------   -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 55,903,767    $ 53,098,438
                                                               =============   =============

          The accompanying notes are an integral part of these financial statements.

                                                                                           I/OMAGIC CORPORATION
                                                                                                 AND SUBSIDIARY
                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               FOR THE YEARS ENDED DECEMBER 31,
===============================================================================================================

                                                                     2001             2000            1999
                                                                 -------------   -------------   -------------
NET SALES                                                        $ 67,788,959    $ 60,805,437    $ 36,661,092

COST OF SALES                                                      62,776,334      53,126,489      31,419,757
                                                                 -------------   -------------   -------------
GROSS PROFIT                                                        5,012,625       7,678,948       5,241,335
                                                                 -------------   -------------   -------------
OPERATING EXPENSES
     Selling, marketing, and advertising                            1,487,828       2,180,685       1,295,189
     General and administrative                                     6,461,112       6,276,761       2,490,272
     Depreciation and amortization                                  2,231,899       1,668,665          51,832
                                                                 -------------   -------------   -------------
           Total operating expenses                                10,180,839      10,126,111       3,837,293
                                                                 -------------   -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                      (5,168,214)     (2,447,163)      1,404,042
                                                                 -------------   -------------   -------------
OTHER INCOME (EXPENSE)
     Interest income                                                   31,780          59,600          16,087
     Interest expense                                                (418,381)     (1,272,079)        (13,994)
     Forgiveness of amounts due from related party                         --      (3,802,917)             --
     Income from related party                                             --              --          24,000
     Other income                                                      10,170          52,110           4,163
                                                                 -------------   -------------   -------------
           Total other income (expense)                              (376,431)     (4,963,286)         30,256
                                                                 -------------   -------------   -------------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES     (5,544,645)     (7,410,449)      1,434,298

PROVISION FOR (BENEFIT FROM) INCOME TAXES                               3,000        (999,600)       (428,500)
                                                                 -------------   -------------   -------------
NET INCOME (LOSS)                                                $ (5,547,645)   $ (6,410,849)   $  1,862,798
                                                                 =============   =============   =============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                      $      (0.08)   $      (0.16)   $       0.06
                                                                 =============   =============   =============
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING                          67,925,120      39,448,410      31,757,039
                                                                 =============   =============   =============
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                        67,925,120      39,448,410      31,880,921
                                                                 =============   =============   =============

                   The accompanying notes are an integral part of these financial statements.

                                                                                                                I/OMAGIC CORPORATION
                                                                                                                      AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    FOR THE YEARS ENDED DECEMBER 31,
====================================================================================================================================

                                   Class A Common Stock    Additional       Deferred
                                  ---------------------      Paid-In        Compen-      Treasury      Accumulated
                                    Shares      Amount       Capital         sation        Stock          Deficit          Total
                                  ----------   --------    ------------    ----------    ----------    -------------   -------------
Balance, December 31, 1998        14,879,546   $ 14,880    $  5,305,681    $  (27,900)   $ (165,000)   $ (4,350,541)   $    777,120
Issuance of common stock
  in connection with the
  exercise of warrants
  and stock options                  760,826        762         106,383                                                     107,145
Common stock issued for
  inventory                       16,666,667     16,667       4,983,333                                                   5,000,000
Amortization of deferred
  compensation                                                                 12,400                                        12,400
Tax benefit related to
  the exercise of
  non-statutory stock options                                   116,500                                                     116,500
Net income                                                                                                1,862,798       1,862,798
                                  ----------   --------    ------------    ----------    ----------    -------------   -------------

Balance, December 31, 1999        32,307,039     32,309      10,511,897       (15,500)     (165,000)     (2,487,743)      7,875,963
Issuance of common stock
  in connection with the
  exercise of warrants                82,858         82          52,933                                                      53,015
Common stock issued for
  inventory                       11,362,262     11,362      12,988,638                                                  13,000,000
Common stock issued for
  cash                               632,912        633       1,999,367                                                   2,000,000
Common stock issued for
  legal services                      40,000         40          59,960                                                      60,000
Common stock issued for
  services rendered                   42,720         42              --                                                          42
Treasury stock retired              (550,000)      (550)       (164,450)                    165,000                              --
Common stock issued in
  connection with the
  acquisition of IOM
  Holdings, Inc.                  24,000,000     24,000       5,976,000                                                   6,000,000
Amortization of deferred
  compensation                                                                 12,400                                        12,400
Tax benefit related to the
  exercise of non-statutory
  stock options                                                  69,000                                                      69,000
Net loss                                                                                                 (6,410,849)     (6,410,849)
                                  ----------   --------    ------------    ----------    ----------    -------------   -------------

                             The accompanying notes are an integral part of these financial statements.


                                   Class A Common Stock    Additional       Deferred
                                  ---------------------      Paid-In        Compen-      Treasury      Accumulated
                                    Shares      Amount       Capital         sation        Stock          Deficit          Total
                                  ----------   --------    ------------    ----------    ----------    -------------   -------------

Balance, December 31, 2000        67,917,791   $ 67,918    $ 31,493,345    $   (3,000)           --    $ (8,898,592)   $ 22,659,571
Issuance of common stock
  in connection with the
  exercise of warrants                12,500         13             612                                                         625
Amortization of deferred
  compensation                                                                  3,100                                         3,100
Net loss                                                                                                 (5,547,645)     (5,547,645)
                                  ----------   --------    ------------    ----------    ----------    -------------   -------------
  Balance, December 31, 2001      67,930,291   $ 67,931    $ 31,493,957    $       --    $       --    $(14,446,237)   $ 17,115,651
                                  ==========   ========    ============    ==========    ==========    =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                                       I/OMAGIC CORPORATION
                                                                                             AND SUBSIDIARY
                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           FOR THE YEARS ENDED DECEMBER 31,
===========================================================================================================

                                                                  2001            2000            1999
                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $ (5,547,645)   $ (6,410,849)   $  1,862,798
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
       Depreciation and amortization                              302,775         221,813          51,832
       Amortization of trademark                                1,929,124       1,446,852
       Amortization of deferred compensation                        3,100          12,400          12,400
       Provision for allowance for doubtful accounts              572,600         212,993          24,821
       Reserves for customer returns and allowances               373,592       1,086,519         922,189
       Provision for obsolete inventory                        (1,275,724)        575,722           3,363
       Forgiveness of amounts due from related party                   --       3,802,917
       Interest imputed on notes payable                               --         477,181
       Provision for deferred income taxes                             --      (1,070,000)       (651,000)
       Note payable to related party                                   --              --        (345,500)
       Tax effect of exercised options                                 --          69,000         116,500
       (Increase) decrease in
          Accounts receivable                                 (10,307,349)     (5,219,800)     (6,363,758)
          Accounts receivable from related parties                 84,710       4,342,607      (6,561,738)
          Inventory                                             9,058,732       3,853,216       2,412,050
          Prepaid expenses and other current assets            (2,107,901)       (135,403)         11,588
          Due from related party                                       --      (2,108,220)             --
          Other assets                                                 --         (18,752)           (328)
       Increase (decrease) in
          Accounts payable and accrued expenses                 6,442,547       3,774,351       7,526,956
          Income taxes payable                                         --        (140,311)        106,000
          Due to related parties                               (1,065,041)     (4,898,948)      1,735,377
                                                             -------------   -------------   -------------
Net cash provided by (used in) operating activities            (1,536,480)       (126,712)        863,550
                                                             -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (141,219)       (220,242)       (174,290)
                                                             -------------   -------------   -------------
Net cash used in investing activities                            (141,219)       (220,242)       (174,290)
                                                             -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on line of credit                            2,625,272         118,634              --
    Payments on capital lease obligations                         (27,121)        (17,804)         (5,787)
    Payments on notes payable                                          --        (247,909)       (250,000)
    Proceeds from issuance of stock                                    --       2,000,000              --
    Proceeds from exercise of warrants                                625          53,057         107,145
                                                             -------------   -------------   -------------
Net cash provided by (used in) financing activities             2,598,776       1,905,978        (148,642)
                                                             -------------   -------------   -------------

                 The accompanying notes are an integral part of these financial statements.

                                                                      I/OMAGIC CORPORATION
                                                                            AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          FOR THE YEARS ENDED DECEMBER 31,
==========================================================================================

                                                        2001        2000          1999
                                                    -----------  -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS           $  921,077   $1,559,024   $  540,618

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         3,502,546    1,943,522    1,402,904
                                                    -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR              $4,423,623   $3,502,546   $1,943,522
                                                    ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                   $  396,868   $  794,898   $   13,994
                                                    ===========  ===========  ===========
    INCOME TAXES PAID                               $    3,000   $   27,500   $      800
                                                    ===========  ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

         o Received $5,000,000 in inventory for 6,250,000 shares of common stock.

         o Received $8,000,000 in inventory for 5,112,262 shares of common stock.

         o Received $5,011,000 in inventory and a reduction in accounts payable of $989,000 for 125,000 shares of IOM Holdings, Inc., which were later converted into 4,800,000 shares of I/OMagic Corporation.

         o Received $1,003,413 in inventory in exchange for a reduction in accounts receivable of the same amount.

         o Issued 1,125,000 shares of preferred stock in exchange for $9,000,000 of debt.

         o Received $60,000 in legal services for 40,000 shares of common stock.

         o Cancelled 550,000 shares of treasury stock outstanding totaling $165,000.

         o Issued 24,000,000 shares of common stock in exchange for 100% of the issued and outstanding shares of IOM Holdings, Inc.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended December 31, 1999, the Company entered into the following non-cash transactions:

         o Received $5,000,000 in inventory for 16,666,667 shares of common stock.

         o Reflected the reduction of a related party note payable as a reduction to cost of sales of $345,500.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 1 - ORGANIZATION AND BUSINESS

         I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States to distributors and retail customers.

         In March 1996, I/OMagic Corporation, a California corporation ("I/OMagic California"), originally incorporated on September 30, 1993, entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

         Acquisitions
         ------------

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

         For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

            Accounts receivable                                 $ 2,987,637
            Inventory                                             1,890,818
            Due from related party                                  563,689
            Property and equipment                                1,173,654
            Liabilities assumed                                    (860,323)
            Trademark                                             9,645,679
                                                                -----------
                     TOTAL                                      $15,401,154
                                                                ===========

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 1 - ORGANIZATION AND BUSINESS (CONTINUED)

         Acquisitions (Continued)
         ------------

         IOM HOLDINGS, INC.
         On December 31, 2000, I/OMagic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 24,000,000 restricted shares of common stock. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of I/OMagic Corporation and its subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

         Revenue Recognition
         -------------------
         For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. For the years ended December 31, 2001, 2000, and 1999, the Company had reserves for sales returns totaling $861,831, $315,015, and $191,326, respectively.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2001, 2000, and 1999, comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventory
         ---------
         Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

            Computer equipment and software                              5 years
            Warehouse equipment                                          7 years
            Office furniture and equipment                          5 to 7 years
            Equipment under capital leases                               5 years
            Vehicles                                                     5 years
            Leasehold improvements           Estimated useful life or lease term
                                                            whichever is shorter

         Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

         Trademark
         ---------
         The trademark is being amortized over a five-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Accounting for the Impairment of Long-Lived Assets
         --------------------------------------------------
         The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was not any impairment of long-lived assets during the years ended December 31, 2001, 2000, and 1999.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for capital lease obligations also approximate fair value because interest rates offered to the Company for debt of similar maturities are substantially the same.

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

         Advertising Costs
         -----------------
         The Company expenses advertising costs as incurred. For the years ended December 31, 2001, 2000, and 1999, advertising costs were $120,577, $218,956, and $11,345, respectively.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes
         ------------
         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

         Earnings (Loss) Per Share
         -------------------------
         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share with the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings (loss) of the Company.

         As of December 31, 1999, the Company had potential common stock as follows:

             Weighted-average common shares outstanding
               during the period                                     31,757,039

             Incremental shares assumed to be outstanding
               since the beginning of the period related to
               stock options and warrants outstanding                   123,882
                                                                     ----------

                     FULLY DILUTED WEIGHTED-AVERAGE COMMON
                     SHARES AND POTENTIAL COMMON STOCK               31,880,921
                                                                     ==========

         Since the Company had net losses for the years ended December 31, 2001 and 2000, basic and diluted shares are the same.

         Reclassifications
         -----------------
         Certain amounts included in the 2000 and 1999 financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net income (loss).

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - RISKS AND UNCERTAINTIES

         Technological Obsolescence
         --------------------------
         The computer industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheets.

         Reliance on Independent and Related Party Manufacturers/Subcontractors
         ----------------------------------------------------------------------
         The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent companies may manufacture and supply products for the Company's existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate its relationship with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 3 - RISKS AND UNCERTAINTIES (CONTINUED)

         Reliance on Retail Distributors
         -------------------------------
         The Company's success will depend to a significant extent upon the ability to develop and maintain a multi-channel distribution system with retail distributors to sell the Company's products in the marketplace. There can be no assurance that the Company will be successful in obtaining and retaining the retail distributors it requires to continue to grow and expand its marketing and sales efforts.

NOTE 4 - CONCENTRATIONS OF RISK

         Cash and Cash Equivalents
         -------------------------
         The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $3,000,000 per financial institution. As of December 31, 2001 and 2000, balances totaling $4,904,747 and $3,563,908, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         In connection with the Company's revolving line of credit, the Company has agreed to a compensating balance of $750,000.

         Customers
         ---------
         During the year ended December 31, 2001, the Company had net sales to four major customers that represented 36%, 20%, 15%, and 14% of net sales. As of December 31, 2001, the Company had four customers that accounted for 25%, 23%, 18%, and 15% of accounts receivable.

         During the year ended December 31, 2000, the Company had net sales to four major customers that represented 27%, 19%, 15%, and 14% of net sales. As of December 31, 2000, the Company had three customers that accounted for 27%, 19%, and 18% of accounts receivable.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 4 - CONCENTRATIONS OF RISK (CONTINUED)

         Suppliers
         ---------
         During the year ended December 31, 2001, the Company purchased inventory from two related party vendors that represented 26% and 14% of purchases. As of December 31, 2001, there were two suppliers that represented 51% and 42% of accounts payable.

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

NOTE 5 - INVENTORY

         Inventory as of December 31 consisted of the following:

                                                      2001              2000
                                                  -------------     ------------
             Component parts                      $  5,243,285      $ 5,343,713
             Finished goods                          5,692,705        3,256,203
             Work in process                                --           18,226
             Reserves for inventory                   (558,703)      (1,834,427)
                                                  -------------     ------------
                      TOTAL                       $ 10,377,287      $ 6,783,715
                                                  =============     ============

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31 consisted of the following:

                                                      2001              2000
                                                  -------------     ------------
             Computer equipment and software      $    957,079      $   817,823
             Warehouse equipment                        78,465           69,673
             Office furniture and equipment            161,339          168,168
             Equipment under capital lease              94,136           94,136
             Vehicles                                    6,707            6,707
             Leasehold improvements                    651,187          651,187
                                                  -------------     ------------
                                                     1,948,913        1,807,694
             Less accumulated depreciation and
               amortization                            682,697          379,922
                                                  -------------     ------------

                      TOTAL                       $  1,266,216      $ 1,427,772
                                                  =============     ============

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 6 - PROPERTY AND EQUIPMENT (CONTINUED)

         For the years ended December 31, 2001, 2000, and 1999, depreciation and amortization expense was $302,775, $221,813, and $51,832, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                         2001            2000
                                                     ------------    -----------
            Accounts payable                         $   363,192     $2,514,712
            Accrued rebates and marketing             10,365,995      2,086,418
            Accrued compensation and related
               benefits                                  452,517        546,170
            Other                                        845,794        437,651
                                                     ------------    -----------
                     TOTAL                           $12,027,498     $5,584,951
                                                     ============    ===========

NOTE 8 - LINE OF CREDIT

         The Company maintains a revolving line of credit with a financial institution that allows it to borrow a maximum of $14,000,000 with a sub-limit of $13,000,000. The line of credit originally expired April 9, 2002; however, subsequent to December 31, 2001, the line of credit was extended to December 31, 2002. The line is secured by a UCC filing on substantially all of the Company's assets.

         Within the sub-limit, up to $13,000,000 is available with maturities up to 150 days, $10,000,000 is available with maturities of up to 60 days, and $6,000,000 is available for issuance of letters of credit against 50% of eligible inventory with maturities of up to 60 days. Each advance over a total outstanding line balance of $4,000,000 is subject to the above maturity periods.

         Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds availability.

         The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal Prime (4.75% as of December 31, 2001), plus 0.25%. As of December 31, 2001, the outstanding balance under the revolving line of credit was $9,622,241.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 8 - LINE OF CREDIT (CONTINUED)

         The line of credit provides for the maintenance of certain financial covenants and a compensating cash balance of $750,000, of which the Company was in compliance at December 31, 2001.

         At December 31, 2000, the Company maintained a credit facility with a financial institution that allowed it to borrow a maximum of $20,000,000. The line was secured by a UCC filing on substantially all of the Company's assets. The line of credit expired April 25, 2001.

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

NOTE 10 - CREDIT LINES FROM RELATED PARTIES

         In connection with a 1997 Strategic Alliance Agreement (the "1997 Strategic Alliance Agreement"), the Company also has available a line of credit through another stockholder and supplier for borrowings up to $2,000,000. Borrowings are non-interest-bearing and are due 75 days from the date of the borrowing. The credit agreement can be mutually terminated at any time. As of December 31, 2001 and 2000, the line of credit was unused.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 10 - CREDIT LINES FROM RELATED PARTIES (CONTINUED)

         In connection with an April 1999 subscription agreement, the Company also has available an additional line of credit through a stockholder and supplier that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2001 and 2000, there was $2,993,578 and $6,586,761, respectively, outstanding under this arrangement, which is included in accounts payable to related parties in the accompanying balance sheets.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases its facilities from an officer of the Company and certain equipment under non-cancelable, operating lease agreements, which require initial minimum monthly payments of $44,584 and expire through March 2010. For the years ended December 31, 2001, 2000, and 1999, rent expense was $529,653, $467,572, and $119,257, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

         Future aggregate minimum annual lease payments under operating lease arrangements were as follows as of December 31, 2001:

                   Year Ending
                  December 31,
                  ------------
                      2002                                    $   434,132
                      2003                                        384,738
                      2004                                        385,323
                      2005                                        382,296
                      2006                                        410,970
                      Thereafter                                1,596,084
                                                              -----------
                             TOTAL                            $ 3,593,543
                                                              ===========

         Capital lease obligations at December 31 consisted of the following:

                                                             2001        2000
                                                          ----------  ----------
           14.4% equipment lease - payable in monthly
              installments of $1,661 including interest
              and maturing in January 2002.                  $1,661     $19,880

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                                             2001        2000
                                                          ----------  ----------
           14.4% equipment lease - payable in monthly
             installments of $911  including interest and
             maturing in November 2002.                   $   9,317   $  18,219
                                                          ----------  ----------
                                                             10,978      10,978
                  Less current portion                       10,978      27,121
                                                          ----------  ----------
                           LONG-TERM PORTION              $      --   $  10,978
                                                          ==========  ==========

         Future minimum payments under the capital lease obligations at December 31, 2001 were as follows:

           Year Ending
           December 31,
           ------------

               2002                                                   $  11,682
               Less amount representing interest                            704
                                                                      ---------
                    PRESENT VALUE OF FUTURE MINIMUM LEASE PAYMENTS    $  10,978
                                                                      =========

         The following is an analysis of the leased equipment under capital leases as of December 31, which is included in property and equipment:

                                                              2001        2000
                                                          ----------  ----------
               Equipment                                  $  94,136   $  94,136
               Less accumulated depreciation                 32,948      14,120
                                                          ----------  ----------
                     TOTAL                                $  61,188   $  80,016
                                                          ==========  ==========

         Interest expense was insignificant for the years ended December 31, 2001, 2000, and 1999.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Service Agreements
         ------------------
         Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2001, 2000, and 1999, the Company was party to one such agreement. During the years ended December 31, 2001, 2000, and 1999, the Company incurred $383,395, $350,457, and $217,167, respectively, in connection with such arrangements. Such is included in general and administrative expenses in the accompanying statements of operations.

         License and Operating Agreement
         -------------------------------
         In September 2000, the Company entered into a license and operating agreement with a related party. The terms of the agreement allow the Company to liquidate the inventory currently owned by the related party in exchange for 50% of the profits. The agreement terminates upon the liquidation of 100% of the inventory, at which time the Company will have the option to purchase the trade name from the related party for $100.

         Employment Contract
         -------------------
         I/OMagic California has entered into an employment contract with one of its officers, which expires upon written termination. The agreement calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a bonus based on the "net profits" of I/OMagic California, as defined. The bonus amount ranges from $20,000 to $70,000 for net profits up to $500,000. For net profits in excess of $500,000, the bonus is 7% of such excess. For the years ended December 31, 2001, 2000, and 1999, bonuses totaling $0, $165,396, and $0, respectively, were paid under the terms of this agreement. As of December 31, 2001 and 2000, the accrued bonuses were approximately $98,000 for each year and are included in accounts payable and accrued expenses in the accompanying balance sheets.

         Retail Agreements
         -----------------
         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Retail Agreements (Continued)
         -----------------
         In May 2001, the Company entered into an agreement to provide marketing and promotional funds to a customer up to 10% of the net sales to this customer for a 24-month period, which subsequently has been adjusted to 17%. During the year ended December 31, 2001, the Company paid $6,068,479, of which $3,874,944 was expensed based on 17% of the net sales related to this agreement. The remaining payment of $2,193,535 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

         For the years ended December 31, 2001, 2000, and 1999, the Company incurred $2,890,502, $1,386,261, and $1,218,423, respectively, related to these agreements. These amounts are netted against revenue in the accompanying statements of operations.

         Litigation
         ----------
         On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz. The complaint alleged that Mr. Shahbaz defrauded the plaintiffs by failing to honor the terms of a contract ("Contract") under which Mr. Shahbaz was to deliver 1,500,000 shares of the Company's common stock in exchange for an interest in Alex Properties, a general partnership that held an industrial warehouse rental property. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and the Company, IOM Holdings, Inc. ("IOMH"), which is a corporation that the Company acquired, Steel Sue and Meilin Hsu as defendants. As amended, the complaint seeks an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also seeks rescission of the Contract. The amended complaint alleges that IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val assets to IOMH. The amended complaint also alleges that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 shares of the Company's common stock and payment of interest on Mr. Vakili's $1,500,000 loan to Hi-Val that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val's $25,000,000 credit facility. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz in connection with the Contract and $27,000,000 sought from IOMH, Mr. Shahbaz, Mr. Sue and Mr. Hsu in connection with the asset purchase agreement. The Company intends to vigorously defend itself in this action.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 13 - COMMON STOCK

         Amendment to Articles of Incorporation
         --------------------------------------
         On January 12, 2001, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 50,000,000 to 100,000,000.

         Common Stock Issued for Services
         --------------------------------
         During the year ended December 31, 2000, the Company issued 40,000 shares of common stock for $60,000 in legal services, which represented the fair market value of the services rendered.

         Common Stock Issued in Connection with the Exercise of Warrants
         ---------------------------------------------------------------
         During the year ended December 31, 2001, the Company issued an aggregate of 12,500 shares of common stock in connection with the exercise of warrants for cash of $625, or at a per share price of $0.05.

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

         Common Stock Issued in Exchange for Inventory
         ---------------------------------------------
         On February 3, 1999, the Company issued 16,666,667 shares of restricted common stock to a stockholder and supplier valued at $0.30 per share for $5,000,000 of inventory, as defined (valued at transferor's cost basis). In connection with this transaction, the stockholder and vendor established a $5,000,000 line of credit. No value was assigned to the establishment of the line of credit as such line was deemed to not carry any market value.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 13 - COMMON STOCK (CONTINUED)

         Common Stock Issued for Cash
         ----------------------------
         On March 7, 2000, the Company issued 632,912 shares of restricted common stock to a stockholder and vendor, valued at $3.16, for $2,000,000 in cash.

         Generally, all new issuances of common stock made by the Company carry registration rights.

NOTE 14 - WARRANTS AND STOCK OPTIONS

         Warrants
         --------
         In connection with an October 1995 private placement of notes payable and warrants, the Company issued 805,000 A Warrants to purchase common stock for $0.05 per share exercisable for five years from the date of issuance, and 805,000 B Warrants to purchase common stock for $0.95 per share exercisable for five years from the date of issuance. For every 30 days the B Warrants were outstanding, commencing six months from the date of issuance, the B Warrant holders were entitled to a $0.04 discount on the exercise price per month to a minimum exercise price of $0.50 per share. Interest expense ascribed to the warrants was deemed to be insignificant and recording such was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. During the years ended December 31, 2001, 2000, and 1999, A Warrants aggregating 12,500, 25,000, and 360,513, respectively, have been exercised. Through December 31, 2001, A Warrants aggregating 803,013 have been exercised. As of December 31, 2001, the remaining 1,987 outstanding warrants expired.

         In connection with an October 1995 private placement for placement agent services, the Company issued 125,125 A Warrants to purchase common stock for $0.10 per share exercisable for five years from the date of issue and 125,125 B Warrants to purchase common stock for $1.10 per share exercisable for five years from the date of issue. During the years ended December 31, 2001, 2000, and 1999, 0, 17,858, and 5,313,
         respectively, of these A Warrants were exercised. Through December 31, 2000, 95,715 of these A Warrants were exercised. As of December 31, 2000, the remaining 29,410 outstanding warrants expired.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Warrants (Continued)
         --------
         In October 1995, the Company issued to an officer 340,000 warrants to purchase restricted shares of common stock for $0.01 per share exercisable for five years from the date of grant. No compensation expense was charged to operations as the fair value of the shares and services received was nominal. Fair value was determined by management to be the amount that would have been paid had the Company paid cash for such services. In addition, expense was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. These warrants carry piggyback registration rights, as defined. During the years ended December 31, 2001, 2000, and 1999, warrants totaling 0, 0, and 140,000, respectively, were exercised.

         Through December 31, 1996, the Company issued an aggregate 100,000 warrants to purchase restricted shares of common stock for $1.65 per share exercisable five years from the date of grant to a consultant for services provided. Compensation expense related to these warrants, as determined by management to be the fair value of services received had the Company paid cash, was insignificant. For the years ended December 31, 2000 and 1999, none of these warrants have been exercised. As of December 31, 2000, none of the remaining warrants were exercised, and such warrants expired.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Warrants (Continued)
         --------
         During the years ended December 31, 2001, 2000, and 1999, the Company issued options to purchase 120,000, 40,000, and 200,000 shares, respectively, of restricted common stock to the Company's law firm and a consultant, respectively. The options are exercisable at prices ranging from $0.30 to $2 (fair market value or higher) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services as invoiced services are paid in cash. Accordingly, the Company recorded no legal or consulting expense. During the years ended December 31, 2001, 2000, and 1999, 0, 40,000, and 200,000 options, respectively, were exercised.

         During the year ended December 31, 2000, the Company issued warrants to purchase 150,000 shares of common stock to a public relations firm. The warrants are exercisable at prices ranging from $2 to $4 (fair market value or higher). Warrants for 60,000 of these shares are restricted. The warrants expire between six and 12 months from the date of grant. During the years ended December 31, 2001 and 2000, 60,000 and 90,000 warrants, respectively, expired.

         Stock Option Plans
         ------------------
         The Company has five incentive stock option and non-qualified stock option plans (the "Plans"), as amended for directors, officers, key employees, and consultants. The Plans are the 1996, 1997, 1998, 1999 and 2000 Incentive and Non-Statutory Stock Option Plans. The total number of shares which may be purchased through the exercise of options granted through the Plans will not exceed 750,000, 1,000,000, 1,401,976, 1,500,000 and 1,000,000, respectively. The Plans are intended to further the growth and financial success of the Company by providing additional incentives to selected employees of and consultants to the Company.

         The Plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant as determined by the Board of Directors. Options become exercisable over a period of three to five years from the date of grant, and not less than 20% will become exercisable annually as determined by the Board of Directors. None of the options granted are exercisable prior to one year from the date of grant unless specified by the Board of Directors. Options are not to be exercisable after 10 years from the date of grant for any reason.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         Options granted under the Plans may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options," as determined by the Board of Directors at the time of grant. Incentive stock options may not be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or its parent ("10% Stockholders") unless the exercise price is at least equal to 110% of fair market value on the date of grant.

         The exercise price in the case of incentive stock options granted under the Plans must be at least equal to the fair market value of the common stock as of the date of grant. Incentive stock options may not be granted to an optionee under the Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Plans exceeds $100,000.

         Under the 1996, 1997, and 1998 Plans, incentive stock options granted to a 10% Stockholder is not exercisable after the expiration of five years.

         In April 1996, the Company issued options to purchase restricted shares of common stock at $0.01 per share, which was below market, to two employees, resulting in the Company recording deferred compensation of $124,000, which was being amortized over five years, the vesting period of the options. During the year ended December 31, 1997, one of the employees left the Company and forfeited his options. Accordingly, the Company reversed the deferred compensation relating to this employee. During the years ended December 31, 2001 and 2000, 0 and 50,000, respectively, of these options were exercised.

         As of December 31, 2001, 2000, and 1999, the balance of deferred compensation totaled $0, $3,100, and $15,500, respectively.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Stock Option Plans (Continued)
         ------------------------------
         The following summarizes options and warrants granted and outstanding through December 31, 2001:

                                                                                                       Weighted-
                                                      Number of Shares                                  Average
                                                  ----------------------------                         Exercise
                                                   Employee         Employee           Total              Price
                                                  -----------      -----------       -----------        ---------
         Outstanding, December 31,
            1998                                     700,000        2,744,234         3,444,234         $  1.80
              Granted                                     --          200,000           200,000         $  0.30
              Exercised                              (50,000)        (710,826)         (760,826)        $  0.11
              Expired, cancelled                     (50,000)      (1,654,828)       (1,704,828)        $  2.10
                                                  -----------      -----------       -----------
         Outstanding, December 31,
            1999                                     600,000          578,580         1,178,580         $  2.30
              Granted                              1,647,500          567,500         2,215,000         $  2.18
              Exercised                                   --          (82,858)          (82,858)        $  0.64
              Expired, cancelled                          --         (625,722)         (625,722)        $  3.22
                                                  -----------      -----------       -----------
         Outstanding, December 31,
            2000                                   2,247,500          437,500         2,685,000         $  2.04
              Exercised                                   --          (12,500)          (12,500)        $  0.05
              Expired, cancelled                    (115,000)         (60,000)         (175,000)        $  3.06
                                                  -----------      -----------       -----------
         OUTSTANDING,
            DECEMBER 31, 2001                      2,132,500          365,000         2,497,500         $  1.97
                                                  ===========      ===========       ===========
         EXERCISABLE,
            DECEMBER 31, 2001                      1,186,133          147,933         1,334,066         $  1.88
                                                  ===========      ===========       ===========

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         The following table is a summary of the stock options and warrants as of December 31, 2001:

                                                                                   Weighted-          Weighted-
                                                                                    Average            Average
                                                                Weighted-          Exercise            Exercise
                                                                 Average           Price of            Price of
      Range of           Stock Options      Stock Options       Remaining         Options and        Options and
      Exercise            and Warrants       and Warrants      Contractual         Warrants            Warrants
      Prices              Outstanding        Exercisable          Life            Outstanding        Exercisable
      ------              -----------        -----------          ----            -----------        -----------
   $ 1.00 - 1.99             600,000            496,000        1.26 years           $   1.48           $   1.49
   $ 2.00 - 2.99           1,747,500            762,066        3.21 years           $   2.03           $   2.03
   $ 3.00 - 3.50             150,000             76,000        3.21 years           $   3.03           $   3.03
                          ----------          ---------
                           2,497,500          1,334,066
                          ==========          =========

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2000: risk free interest rate of 6.4%; dividend yield of 0%; expected volatility of 70%; and expected life of four years. For the year ended December 31, 2000, 2,215,000 options were granted. For the years ended December 31, 2001 and 1999, no options were granted.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 14 - WARRANTS AND STOCK OPTIONS (CONTINUED)

         Stock Option Plans (Continued)
         ------------------
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2001 and 2000 is as follows:

                                                          2001           2000
                                                      ------------  ------------
            Net loss
               As reported                            $(5,547,645)  $(6,410,849)
               Pro forma                              $(5,789,317)  $(6,790,152)
            Basic and diluted loss per common share
               As reported                            $     (0.08)  $     (0.16)
               Pro forma                              $     (0.09)  $     (0.17)

For the year ended, December 31, 1999, there was not any effect on compensation expense.

NOTE 15 - INCOME TAXES

         The components of the income tax provision (benefit) for the years ended December 31 were as follows:

                                             2001         2000           1999
                                           --------    ------------   ----------
           Current                         $  3,000    $     2,400    $ 222,500
           Deferred                              --     (1,002,000)    (651,000)
                                           --------    ------------   ----------
                    TOTAL                  $  3,000    $  (999,600)   $(428,500)
                                           ========    ============   ==========

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 15 - INCOME TAXES (CONTINUED)

         Income tax expense (benefit) for the years ended December 31 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                   2001          2000            1999
                                                               ------------   ------------   ------------
         Computed "expected" tax  expense (benefit)            $(1,885,000)   $(2,520,000)   $   488,000
         Income in income taxes resulting from
            Expenses not deductible for tax purpose                 18,000         12,000          4,000
            Change in beginning of the year balance of the
              valuation allowance for deferred tax assets
              allocated to income tax expense                    2,090,000      1,789,000       (986,000)
            State and local income taxes, net of tax benefit      (220,000)      (280,600)        65,500
                                                               ------------   ------------   ------------
              TOTAL                                            $     3,000    $  (999,600)   $  (428,500)
                                                               ============   ============   ============

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31 consisted of the following:

                                                        2001            2000
                                                     ------------   ------------
         Deferred tax assets
              Net operating loss carryforward        $ 3,833,000    $ 2,818,000
              Allowance for doubtful account             367,000        122,000
              Allowances for sales return                369,000        135,000
              Allowances for price protection            747,000        732,000
              Accrued compensation                        91,000         68,000
              Amortization of trademark                  964,000        413,000
              Inventor                                   423,000        231,000
              Other                                        4,000          3,000
              Valuation allowance                     (4,709,000)    (2,580,000)
                                                     ------------   ------------
                  Total deferred tax asset             2,089,000      1,942,000
                                                     ------------   ------------
         Deferred tax liabilities
              State tax                                  353,000        221,000
              Other                                       15,000             --
                                                     ------------   ------------

                  Total deferred tax liabilities         368,000        221,000
                                                     ------------   ------------
                                                       1,721,000      1,721,000
         Less current portion                          1,556,000      1,556,000
                                                     ------------   ------------
                  LONG-TERM PORTION                  $   165,000    $   165,000
                                                     ============   ============

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================

NOTE 15 - INCOME TAXES (CONTINUED)

         As of December 31, 2001 and 2000, the valuation allowance for deferred tax assets, totaled approximately $4,709,000 and $2,580,000, respectively. For the years ended December 31, 2001, 2000, and 1999, the net change in the valuation allowance was $2,129,000 (increase), $2,270,000 (increase), and $996,000 (decrease), respectively.

         As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,000,000. The net operating loss carryforwards expire through 2021. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code
         Section 382 and similar state provisions.

NOTE 16 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, the Company had sales totaling $6,943,495 to related parties.

         During the years ended December 31, 2001, 2000, and 1999, the Company had purchases from related parties totaling $22,031,190, $31,004,756, and $15,870,093, respectively.

         During the year ended December 31, 1999, the Company purchased inventory totaling $2,382,252 on behalf of a related party. During the year ended December, 31, 1999, such inventory was sold at cost plus handling expenses resulting in other income to the Company of $24,000.

NOTE 17 - SUBSEQUENT EVENT

         On February 12, 2002, the Company announced approval by the Board of Directors of the Company to redeem its own stock in open market transactions of up to $500,000.

NOTE 18 - RESTATEMENT OF STOCK OPTIONS

         On August 10, 2001, the Company's board of directors approved, upon advice of prior legal counsel, the grant of 1,953,000 stock options (the "2001 Options") under the Company's 2001 Incentive and Non-Statutory Stock Option Plan (the "2001 Plan"). Note 14 to the Company's consolidated financial statements dated December 31, 2001, contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2002, reflected the grant of the 2001 Options.

         On September 9, 2002, the Company was advised by its new legal counsel that the Company's board of directors did not have the authority to grant the 2001 Options under the 2001 Plan because the 2001 Plan had not been formally established at the time the grants were made on August 10, 2001. Prior counsel to the Company prepared the 2001 Plan and advised the board of directors to formally adopt the 2001 Plan effective as of September 29, 2001. As a result, the 2001 Options were never granted by the Company and have never been outstanding. The 2001 Plan terminated pursuant to its own terms on December 31, 2001. Note 14 has been restated to reflect the foregoing.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
I/OMagic Corporation and subsidiary
Santa Ana, California

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 15, 2002, except
    for Notes 14 and 18 as
    to which the date is
    September 9, 2002


                                                                      I/OMAGIC CORPORATION
                                                                            AND SUBSIDIARY
                                           VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                          FOR THE YEARS ENDED DECEMBER 31,
==========================================================================================

                                                  Additions    Additions
                                    Balance,    (Deductions)  (Deductions)    Balance,
                                   Beginning     Charged to       from          End
                                    of Year      Operations      Reserve       of Year
                                  ------------  ------------  -------------  ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    DECEMBER 31, 2001             $ 2,106,518   $   850,937   $  (278,337)   $ 2,679,118
                                  ============  ============  =============  ============
    DECEMBER 31, 2000             $    71,193   $ 2,420,210   $  (384,885)   $ 2,106,518
                                  ============  ============  =============  ============
    DECEMBER 31, 1999             $    46,372   $    24,821   $        --    $    71,193
                                  ============  ============  =============  ============

RESERVE FOR INVENTORY
    DECEMBER 31, 2001             $ 1,834,427   $   410,000   $(1,685,724)   $   558,703
                                  ============  ============  =============  ============
    DECEMBER 31, 2000             $   138,007   $ 2,716,303   $(1,019,883)   $ 1,834,427
                                  ============  ============  =============  ============
    DECEMBER 31, 1999             $   134,644   $   192,363   $  (189,000)   $   138,007
                                  ============  ============  =============  ============


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1      Restated Articles of Incorporation dated January 10, 1996 (1)
3.2 Certificate of Amendment to the Articles of Incorporation dated March 19, 1996 (1)
3.3      Certificate of Designation of Preferred Stock dated October 31, 1996
         (1)
3.4 Amended and Restated Certificate of Designation of Series A Cumulative Preferred Stock dated December 29, 2000 (2)
3.5 Certificate of Designation of Series B Preferred Stock dated January 12, 2001 (2)
3.6 Certificate of Amendment of Articles of Incorporation dated January 12, 2001 (2)
3.7      Amended and Restated Bylaws dated July 25, 2002 (4)
10.1 Employment Agreement by and between I/OMagic Corporation, a California Corporation, and Tony Shahbaz dated October 22, 1993 (#) (1)
10.2 I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan (#) (1)
10.3 Plan of Exchange and Acquisition Agreement by and between Silvercrest International and I/OMagic Corporation, a California corporation, dated March 8, 1996 (1)
10.4 I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan (#) (1)
10.5 Strategic Alliance Agreement between I/OMagic Corporation and Hou Electronics, Inc. dated September 19, 1997 (1)
10.7     BTC Acquisition Agreement dated February 3, 1999 (1)
10.8 I/OMagic Corporation 2001 Incentive and Nonstatutory Stock Option Plan (#) (3)
10.9 Commercial Lease Agreement dated April 1, 2000 between Alex Properties, a California partnership and IOM Holdings, Inc., a Nevada corporation
         (4)
10.10 Business Loan Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank (4)
10.11 Rider to Business Loan Agreement dated April 9, 2002 by and between I/OMagic Corporation and ChinaTrust Bank (4)
10.12 Change in Terms Agreement dated April 9, 2002 by and between I/OMagic corporation and ChinaTrust Bank (4)
21.1     List of subsidiaries of the Registrant
___________________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's initial registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2001 (File No. 000-27267).
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 (the "Exchange Act") the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of October, 2002.

                              I/OMAGIC CORPORATION

                              /s/ Tony Shahbaz
                              --------------------------------------------------
                              By:  Tony Shahbaz
                              Its: Chief Executive Officer, President, Secretary
                                   and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                               Title                               Date
           ---------                               -----                               ----
/s/ Tony Shahbaz                    Chief Executive Officer, President,         October 8, 2002
--------------------------          Secretary and Chief Financial Officer
Tony Shahbaz                        (Principal Executive Officer and
                                    Principal Accounting and Financial
                                    Officer)

/s/ Anthony Andrews                 Vice President and Director                 October 8, 2002
--------------------------
Anthony Andrews

/s/ Daniel Hou                      Director                                    October 8, 2002
--------------------------
Daniel Hou

/s/ Steel Su                        Director                                    October 8, 2002
--------------------------
Steel Su

/s/ Daniel Yao                      Director                                    October 8, 2002
--------------------------
Daniel Yao

/s/ Young-Hyun Shin                 Director                                    October 8, 2002
--------------------------
Young-Hyun Shin


                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

21.1     List of subsidiaries of the Registrant