Form 10-Q
period 2002-09-30
I O MAGIC CORP/CA
filed 2002-11-14
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 2002

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

                    1300 WAKEHAM SANTA ANA, CALIFORNIA 92705
               (Address of principal executive office) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (714) 953-3000

         Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of November 13, 2002, there were 67,930,291 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                              I/OMAGIC CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

          Balance Sheets as of September 30, 2002 (unaudited) and
          December 31, 2001....................................................2

          Statements of Operations for the three and nine months ended
          September 30, 2002 and 2001 (unaudited)..............................4

          Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited).................................................5

          Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........28

Item 4.  Controls and Procedures..............................................29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................29

Item 2.  Changes in Securities and Use of Proceeds............................29

Item 3.  Defaults Upon Senior Securities......................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 5.  Other Information....................................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................31

Signatures    ................................................................32

Exhibits Filed with Report on Form 10-Q.......................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                              I/OMAGIC CORPORATION
                                 BALANCE SHEETS
                 DECEMBER 31, 2001 AND SEPTEMBER 30, 2002 (UNAUDITED)

                                     ASSETS

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          2001         2002
                                                                    (unaudited)
                                                      ------------  ------------

CURRENT ASSETS
     Cash and cash equivalents, restricted cash
       of $750,000                                    $ 4,423,623   $ 3,615,938
     Accounts receivable, net of allowance for
       doubtful accounts of $2,679,118 and             27,844,543    16,663,357
       $2,129,248 (unaudited)
     Inventory, net of allowance for obsolete
       inventory of $558,703 and $297,213 (unaudited)  10,377,287    10,482,399
     Inventory in transit                               1,634,420       439.790
     Income tax receivable                                 34,311        34,311
     Prepaid expenses and other current assets          2,292,424       440,047
     Current portion of deferred income taxes           1,556,000       556,000
                                                      ------------  ------------

         TOTAL CURRENT ASSETS                          48,162,608    32,231,842

PROPERTY AND EQUIPMENT, NET                             1,266,216     1,142,588
TRADEMARK, net of accumulated amortization
  of $3,375,976 and $4,147,624 (unaudited)              6,269,703     5,498,055
DEFERRED INCOME TAXES, net of current portion             165,000       165,000
OTHER ASSETS                                               40,240        40,240
                                                      ------------  ------------

TOTAL ASSETS                                          $55,903,767   $39,077,725
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements


                                        I/OMAGIC CORPORATION
                                           BALANCE SHEETS
                           DECEMBER 31, 2001 AND SEPTEMBER 30, 2002 (UNAUDITED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                2001               2002
                                                                               (unaudited)
                                                            -------------      -------------
CURRENT LIABILITIES
     Line of credit                                         $  9,622,241       $  5,215,175
     Accounts payable and accrued expenses                    12,027,498          6,503,711
     Accounts payable to related parties                       5,521,720          3,142,062
     Current portion of capital lease obligation                  10,978              1,789
     Reserves for customer returns and allowances              2,605,679          1,130,352
                                                            -------------      -------------

         TOTAL CURRENT LIABILITIES                            29,788,116         15,993,089
                                                            -------------      -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
     10,000,000 shares authorized, $0.001 par value
     Series A, 1,000,000 shares authorized
        875,000 shares issued and outstanding                        875                875
     Series B, 1,000,000 shares authorized
        250,000 shares issued and outstanding                        250                250
  Additional paid-in capital                                   8,998,875          8,998,875
                                                            -------------      -------------
         TOTAL REDEEMABLE CONVERTIBLE
              PREFERRED STOCK                                  9,000,000          9,000,000
                                                            -------------      -------------

STOCKHOLDERS' EQUITY
     Class A common stock, $0.001 par value
      100,000,000 shares authorized
      67,930,291 and 67,930,291 (unaudited) shares
      issued and outstanding                                      67,931             67,931
     Additional paid in capital                               31,493,957         31,493,957
     Treasury stock, 60,396 shares, (unaudited) at cost               --            (40,410)
     Accumulated deficit                                     (14,446,237)       (17,436,842)
                                                            -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY                           17,115,651         14,084,636
                                                            -------------      -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 55,903,767       $ 39,077,725
                                                            =============      =============

             The accompanying notes are an integral part of these financial statements


                                 I/OMAGIC CORPORATION STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR
                         THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                              For the Nine Months Ended            For the Three Months Ended
                                                    September 30,                         September 30,
                                                2002              2001               2002               2001
                                           -------------      -------------      -------------      -------------
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
NET SALES                                  $ 61,199,231       $ 41,742,634       $ 20,393,164       $ 23,820,100

COST OF SALES                                54,750,691         39,548,635         18,838,477         19,215,140
                                           -------------      -------------      -------------      -------------

GROSS PROFIT                                  6,448,540          2,193,999          1,554,687          4,604,960
                                           -------------      -------------      -------------      -------------

OPERATING EXPENSES
  Selling, marketing, and advertising         1,147,916          1,125,623            443,953            427,667
  General and administrative                  6,055,548          4,258,517          1,850,362          1,503,716
  Depreciation and amortization               1,000,363          1,672,260            219,136            559,427
                                           -------------      -------------      -------------      -------------

   Total operating expenses                   8,203,827          7,056,400          2,513,451          2,490,810
                                           -------------      -------------      -------------      -------------

INCOME (LOSS) FROM OPERATIONS                (1,755,287)        (4,862,401)          (958,764)         2,114,150
                                           -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
  Interest income                                 1,411             34,953              1,299              1,000
  Interest expense                             (282,818)          (345,814)           (90,678)           (76,430)
  Other income                                   45,221             10,170              6,462                 --
  Other expense                                      --                 --                 --                 --
                                           -------------      -------------      -------------      -------------

   Total other income (expense)                (236,186)          (300,691)           (82,917)           (75,430)
                                           -------------      -------------      -------------      -------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                           (1,991,473)        (5,163,092)        (1,041,681)         2,038,720

PROVISION FOR INCOME TAXES                      999,132            430,091            499,132                600
                                           -------------      -------------      -------------      -------------

NET INCOME (LOSS)                          $ (2,990,605)      $ (5,593,183)      $ (1,540,813)      $  2,038,120
                                           =============      =============      =============      =============

BASIC AND DILUTED INCOME(LOSS)
  PER SHARE                                $      (0.04)      $      (0.08)      $      (0.02)      $       0.03
                                           =============      =============      =============      =============

WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                67,930,291         67,923,148         67,930,291         67,930,291
                                           =============      =============      =============      =============

                  The accompanying notes are an integral part of these financial statements

                  I/OMAGIC CORPORATION STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                    For the Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                     2002               2001
                                                -------------      -------------
                                                 (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                     $ (2,990,605)      $ (5,593,183)
     Adjustments to reconcile net
     loss to net cash provided
     by operating activities
       Depreciation and amortization                 228,715            225,417
       Amortization of trademark                     771,648          1,446,844
       Amortization of deferred compensation              --              3,100
       Provision for allowance for
         doubtful accounts                         1,100,000            331,347
       Provision for inventory obsolescence        1,425,000             36,260
       Net gain from sale of
         Property and equipment                      (38,759)                --
       Deferred income tax                         1,000,000            427,091
       Reserves for customer returns
         And allowances                           (1,475,326)           912,673
   (Increase) decrease in
       Accounts receivable                        10,081,186            320,446
       Accounts receivable from
         related parties                                  --             39,189
       Inventory                                    (335,483)         9,791,410
       Prepaid expenses and other
         current assets                            1,852,377         (1,167,609)
   Increase (decrease) in
       Accounts payable and accrued expenses      (5,523,788)        (3,605,197)
       Accounts payable to related parties        (2,379,658)         2,736,338
                                                -------------      -------------

Net cash provided by
     operating activities                          3,715,307          5,904,126
                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                  (140,328)          (123,401)
Proceeds from sale of
   property and equipment                             74,000                 --
                                                -------------      -------------

Net cash  used in
  investing activities                               (66,328)          (123,401)
                                                -------------      -------------

    The accompanying notes are an integral part of these financial statements

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                     For the Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     2002               2001
                                                  ------------      ------------
                                                   (unaudited)       (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                 $(4,407,066)      $  (301,028)
   Payments on capital lease obligations               (9,188)          (19,972)
   Purchase of treasury stock                         (40,410)               --
   Proceeds from exercise of warrants                      --               625
                                                  ------------      ------------
Net cash used in financing activities              (4,456,664)         (320,375)
                                                  ------------      ------------

Net increase (decrease) in cash                     (807,685)         5,460,350

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                4,423,623         3,502,546
                                                  ------------      ------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $ 3,615,938       $ 8,962,896
                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

   INTEREST PAID                                  $   279,757       $   345,814
                                                  ============      ============

   INCOME TAXES PAID                              $       800       $     1,400
                                                  ============      ============

    The accompanying notes are an integral part of these financial statements

                              I/OMAGIC CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

         I/OMagic Corporation, a Nevada corporation, together with its subsidiary (collectively, the "Company") develops, manufactures through subcontractors, markets, and distributes multimedia and communication card devices for portable and desktop computers. The Company sells its products in the United States and Canada to distributors and retail customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of I/OMagic Corporation and its subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

RECLASSIFICATIONS

         Certain amounts included in the September 30, 2001 Statement of Operations have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on the reported net income(loss).

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

         The Company had potential common stock as follows:

                                                         For the Nine Months Ended       For the Three Months Ended
                                                                September 30,                  September 30,
                                                            2002         2001                 2002           2001
                                                         (unaudited)  (unaudited)         (unaudited)    (unaudited)
                                                         -----------  -----------         -----------    -----------
    Weighted-average common shares
        Outstanding during the period                     67,930,291  67,923,148          67,930,291       67,930,291

    Incremental shares assumed to be
        outstanding since the beginning of the
        period related to stock options and warrants
        outstanding                                              --           --                  --               --
                                                         ----------   ----------          ----------       ----------

    FULLY DILUTED WEIGHTED-AVERAGE COMMON
        SHARES AND POTENTIAL COMMON STOCK                67,930,291   67,923,148          67,930,291       67,930,291
                                                         ----------   ----------          ----------       ----------

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued liabilities consisted of the following:

                                                                   September 30,
                                                                        2002
                                                                    -----------
                                                                    (unaudited)

Accounts payable                                                    $1,801,216
Accrued rebates and marketing                                        3,666,423
Accrued compensation and related benefits                              217,779
Other                                                                  818,293
                                                                    -----------
TOTAL                                                               $6,503,711
                                                                    ===========
NOTE 4 - INVENTORY

Inventory consisted of the following:

                                                                   September 30,
                                                                       2002
                                                                   -------------
                                                                    (unaudited)

Component parts                                                    $  2,222,696
Finished goods                                                        8,556,916
Reserves for inventory                                                 (297,213)
                                                                   -------------
TOTAL                                                              $ 10,482,399
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

         The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal Prime (4.75% as of September 30, 2002) plus 0.75%. As of September 30, 2002, the outstanding balance under the revolving line of credit was $5,215,175.

         The line of credit provides for the maintenance of certain financial covenants and a compensating balance of $750,000, of which the Company was in compliance at September 30, 2002.

NOTE 6 - TRADE CREDIT ARRANGEMENTS FROM RELATED PARTIES

         The Company has the ability to purchase inventory up to $2,000,000 through a stockholder and supplier. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2001 and September 30, 2002 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

         The Company has the ability to purchase inventory up to $5,000,000 within 75 day terms, as defined by a stockholder and investor. As of December 31, 2001 and September 30, 2002 (unaudited), there were $3,001,926 and $2,452,062, respectively, in trade payables outstanding under this arrangement.

         The Company has the ability to purchase inventory up to $3,000,000 with net 60 day terms as defined through a stockholder and investor. As of December 31, 2001 and September 30, 2002 (unaudited), there were $1,273,250 and $690,000, respectively, in trade payables outstanding under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases its facilities and certain equipment under operating lease agreements, expiring through March 2010. The main facility lease is cancelable as of April 2003; equipment leases are non-cancelable.

         Rent expense was $340,966 and $420,438 for the nine months ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION

         On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz. The complaint alleged that Mr. Shahbaz defrauded the plaintiffs by failing to honor the terms of a contract ("Contract") under which Mr. Shahbaz was to deliver 1,500,000 shares of the Company's common stock in exchange for an interest in Alex Properties, a general partnership that held an industrial warehouse rental property. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and the Company, IOM Holdings, Inc. ("IOMH"), which is a corporation that the Company acquired, Steel Su and Meilin Hsu as defendants. As amended, the complaint seeks an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also seeks rescission of the Contract. The amended complaint alleges that IOMH, Mr. Shahbaz, Mr. Su and Ms. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val assets to IOMH. The amended complaint also alleges that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 shares of the Company's common stock and payment of interest on Mr. Vakili's $1,500,000 loan to Hi-Val that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val's $25,000,000 credit facility. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz in connection with the Contract and $27,000,000 sought from IOMH, Mr. Shahbaz, Mr. Su and Ms. Hsu in connection with the asset purchase agreement. The Company intends to vigorously defend itself in this action.

         On September 17, 2002, a settlement was reached between the Company and Aureal, Inc. The Company paid $280,000 to settle trade payables.

         On October 23, 2002, a settlement was reached between the Company and Staples. The Company received $451,208 for accounts receivable.

EMPLOYMENT CONTRACT

         In October 2002, the Company entered into a five year employment contract with one of its officers. The agreement, retroactive to January 1, 2002, calls for a minimum base salary of $198,500 per year, $14,400 auto allowance per year and provides for certain expense allowances. In addition, the agreement provides for a 7% bonus based on the "quarterly net income" of the Company, as defined. If the Company terminates this agreement without cause, the Company will be obligated to pay all salary owed for the remaining term. No bonus was paid during the three months ended September 30, 2002, or the three months ended September 30, 2002. As of September 30, 2001, there was no accrual under this agreement.

RETAIL AGREEMENTS

         In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended September 30, 2002 and 2001, the Company incurred $954,104 (unaudited) and $3,235,990 (unaudited), respectively, related to these agreements. Such is netted against sales revenue in the accompanying statements of operations.

NOTE 8 - CAPITAL TRANSACTIONS

         During the nine months ended September 30, 2002, the Company purchased 60,396 shares of its common stock in the open market for $40,410.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002 and 2001, the Company had purchases from related parties totaling approximately $13,039,419 (unaudited) and $7,863,562 (unaudited), respectively.

         As of September 30, 2002 and December 31, 2001, the Company had accounts payable to related parties totaling approximately $3,142,062 (unaudited) and $5,521,720, respectively.

         The Company leases its Santa Ana facility (57,374 square feet) from a partnership, of which the Company's President and CEO is a general partner, which requires initial minimum monthly payment of $28,673 ($0.50 per square foot) and expires in March 2010. This lease becomes cancelable in April 2003. For the nine months ended September 30, 2002 and 2001, rent expense was $258,057 and $258,057, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

         King Eagle Enterprises, Inc., a related party, is involved in printing and packaging services to the Company. King Eagle Enterprises, Inc. is currently seeking investments in and/or acquisitions of printing and packaging facilities to better accommodate cost/support to the Company. During the nine months ended September 30, 2002 and 2001, the Company had purchases of $0 (unaudited) and $0 (unaudited), respectively, from King Eagle Enterprises, Inc.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NOTE 11 - SUBSEQUENT EVENTS

         On October 25, 2002, the Company repurchased all of its $9 million in convertible preferred stock for $1 million in cash. The stock consisted of 875,000 of Series A shares and 250,000 of Series B shares. The repurchase and cancellation will result in an increase to shareholders' equity effective with the December 31, 2002 statements.

         In September 2002, the Board of Directors approved the 2002 Stock Option Plan, approving the reservation for issuance of 2,000,000 share of Common Stock. No options have been granted under the plan. The plan was approved at the Annual Shareholders' Meeting in November 2002.

         In September 2002, the Board of Directors approved a one-for-fifteen reverse stock split to be implemented at the discretion of the Board of Directors prior to December 31, 2002. The authority of the Board of Directors to implement a one-for-fifteen reverse stock split was approved at the Annual Shareholders' Meeting in November 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         I/OMagic Corporation (the "Company") develops, sub-contract manufactures, markets and distributes products for its optical storage and its digital entertainment units. These products include CD-Rom drives, CD-RW drives, DVD-Rom drvies, optical storage media, audio and video adapter cards, video capture cards, floppy disk drives, keyboards, mice, modems, and MP3 portable music players. The Company markets its products under some or all of the following brand names: I/OMagic, Hi-Val and Digital Research Technologies. The Company sells its products primarily to large retailers of electronic products such as Office Depot, Office Max, Best Buy, Circuit City, CompUSA, Fred Meyers and other leading regional retailers.

         The following discussion and analysis should be read in conjunction with the Company's financial statements and notes to financial statements included elsewhere in this report. This report and the Company's financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and the Company's current beliefs regarding revenues it might earn if it is successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth in the personal computer peripheral and consumer electronics markets;
         o the Company's business strategy for expanding its presence in these markets;
         o anticipated trends in the Company's financial condition and results of operations; and
         o the Company's ability to distinguish itself from its current and future competitors.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net sales for the three months ended September 30, 2002 decreased by $3,426,936 (14.4%) to $20,393,164, as compared to $23,820,100 for the three months ended September 30, 2001. This decrease in net sales primarily was due to the addition of a new customer in Q3 2001 (which resulted in high initial orders to stock all the stores), the addition of new products in an existing customer in Q3 2001 (which resulted in high initial orders to stock all stores), and supply chain restrictions in Q3 2002.

         The Company's net sales include reductions for marketing expenses of $2,835,307 for the three months ended September 30, 2002 and $5,847,353 for the three months ended September 30, 2001. These reductions are in accordance with the Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF Issue No. 01-09"). EITF Issue No. 01-09 provides that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement beginning with its December 31, 2001 statement of operations and has reclassified its September 30, 2001 statement of operations. The adoption of this pronouncement has resulted in adjustments to the Company's net sales, gross margin and selling and marketing expenses. EITF Issue No. 01-09 has no impact on operating income, net income or earnings per share.

         Gross profit as a percentage of net sales decreased from approximately 19.3%, representing a gross profit of $4,604,960 for the three months ended September 30, 2001, to 7.6%, representing a gross profit of $1,554,687 for the three months ended September 30, 2002. This decrease in gross profit primarily was due to high gross margin in Q3 2001 due to new products sold and lower gross margin in Q3 2002 due to greater price competition in a difficult economy and in part due to supply chain restrictions.

         Total operating expenses increased by $22,641 (0.9%) to $2,513,451 during the three months ended September 30, 2002, as compared to $2,490,810 for the three months ended September 30, 2001, and increased as a percentage of net sales from 10.46% during the three months ended September 30, 2001 to 12.3% during the three months ended September 30, 2002. The increase in dollar amount of these expenses resulted from the following. A $16,286 increase in selling, marketing, and advertising expenses was primarily due to increased travel expenses. A $346,646 increase in general and administrative expenses was primarily due to a $267,587 increase in legal expenses, an $85,638 increase in salaries and fringe, an $86,390 increase in outside subcontracting, offset by a $42,864 decrease in rent. A $340,291 decrease in depreciation and amortization expense resulted from a reduction in monthly trademark amortization effective April 2002. This reduction in amortization expense was the result of an independent appraisal of the life of each of the Company's trademarks as required by FASB No. 142. The increase in total operating expenses as a percentage of net sales resulted primarily from a 14.4% decrease in net sales as compared to the prior period.

         Other expense during the three months ended September 30, 2002 increased by $7,487 to $82,917 or 0.4% of net sales, from $75,430 or 0.3% of net sales during the three months ended September 30, 2001. This increase was primarily due to a $14,248 increase in interest expense as a result of increased borrowings under the Company's line of credit with ChinaTrust Bank USA.

         The Company's operations resulted in a net loss of $1,540,813 for the three months ended September 30, 2002, as compared to a net income of $2,038,120 for the three months ended September 30, 2001. The reduction in the Company's net income to a net loss was primarily the result of a reduction in sales and related gross margin, in part due to supply chain restrictions.


         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net sales for the nine months ended September 30, 2002 increased by $19,456,597 (46.6%) to $61,199,231, as compared to $41,742,634 for the nine months ended September 30, 2001. This increase in net sales primarily was due to the re-introduction of the Company's Hi-Val and Digital Research Technologies brands during the third and fourth quarters of the fiscal year ended December 31, 2001, which have carried into 2002. The Company's net sales include reductions for marketing expenses of $6,701,608 for the nine months ended September 30, 2002 and $8,388,292 for the nine months ended September 30, 2001 in accordance with the EITF Issue No. 01-09.

         The Company reported a gross profit of $6,448,540 (10.5% of net sales) for the nine months ended September 30, 2002, as compared to a gross profit of $2,193,999 (5.3% of net sales) for the nine months ended September 30, 2001. This significant improvement primarily was due to a $3,455,762 writedown during the nine months ended September 30, 2001 of Hi-Val inventory received in the acquisition of IOM Holdings, Inc., as compared to a $1,425,000 inventory writedown during the nine months ended September 30, 2002, together with $1,686,684 less reduction in 2002 due to marketing expenses.

         Total operating expenses increased by $1,147,427 (16.3%) to $8,203,827 during the nine months ended September 30, 2002, as compared to $7,056,400 for the nine months ended September 30, 2001, and decreased as a percentage of net sales from 16.9% during the nine months ended September 30, 2001 to 13.4% during the nine months ended September 30, 2002. The increase in dollar amount of these expenses resulted from the following. A $22,293 increase in selling, marketing, and advertising expenses was primarily due to higher commissions paid to distributors as a result of greater sales volume, offset by lower salaries and benefits as result of fewer internal sales and marketing personnel. A $1,797,031 increase in general and administrative expenses was primarily due to a $995,000 increase in bad debt reserve related to the Hi-Val accounts receivable, a $331,991 increase in legal expenses, a $115,910 increase in outside subcontracting, a $111,160 increase in insurance premiums and a $99,138 increase in shipping supplies. A $671,897 decrease in depreciation and amortization expenses resulted from a reduction in monthly trademark amortization effective April 2002.

         Other expense during the nine months ended September 30, 2002 decreased by $64,505 to $236,186 or 0.4% of net sales, from $300,691 or 0.7% of net sales during the nine months ended September 30, 2001. This decrease was primarily due to a $62,996 decrease in interest expense. This decline in interest expense stems from a decrease in the average amount of borrowings on the line of credit.

         The Company's operations resulted in a net loss of $2,990,605 for the nine months ended September 30, 2002, as compared to a net loss of $5,593,183 for the nine months ended September 30, 2001. The reduction in the dollar amount of the Company's net loss was the result of a 46.6% increase in net sales in 2002 over 2001.

         The Company's backlog was $25,607,978 on September 30, 2002, as compared to $5,522,984 on September 30, 2001. The September 30, 2002 backlog includes significant new orders placed by CompUSA. Based upon the history of the past nine months, the September 30, 2002 backlog may be reduced by $3,840,000 (15%) when recognized as sales, due to returns and price protection.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, the Company funded its operations primarily through revenue generated from operations. As of December 31, 2001, working capital was $18,374,492 and the accumulated deficit was $14,446,237. As of that date, the Company had $4,423,623 in cash and cash equivalents and $27,844,543 of net accounts receivable. As of September 30, 2002, working capital was $16,238,750 and the accumulated deficit was $17,436,842. As of September 30, 2002, the Company had $3,615,938 in cash and cash equivalents and $16,663,357 of net accounts receivable.

         Cash provided by operations totaled $3,715,307 for the nine months ended September 30, 2002. This increase resulted primarily from a $10,081,186 decrease in accounts receivable, a $1,852,377 decrease in prepaid expenses and other current assets, the add back of $1,425,000, $1,100,000, $1,000,000,
$771,648 and $228,715 for non-cash items, provision for inventory obsolescence, provision for allowance for doubtful accounts, deferred income tax, amortization of trademark, depreciation and amortization, offset by a $5,523,788 decrease in accounts payable and accrued expenses, a $2,990,605 net loss, a $2,379,658 decrease in accounts payable to related parties, a $1,475,326 subtraction for non-cash reserves for customer returns and allowances, and a $335,483 increase in inventory.

         Cash used in investing activities totaled $66,328 for the nine months ended September 30, 2002. $140,328 was used to purchase fixtures and equipment, offset by the proceeds of $74,000 from the sale of property and equipment.

         Cash used in financing activities totaled $4,456,664 for the nine months ended September 30, 2002 primarily to pay down the line of credit.

         The Company maintains a revolving line of credit with ChinaTrust Bank USA that allows it to borrow a maximum of $14,000,000 with a sub-limit of $13,000,000. The line of credit expires December 31, 2002. The line is secured by substantially all of the Company's assets. Within the sub-limit, up to $13,000,000 is available for maturities up to 150 days and up to $3,000,000 is available for maturities up to 60 days against 30% of inventory. Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds availability. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the WALL STREET JOURNAL prime rate plus 0.75%. As of September 30, 2002, the outstanding balance under the revolving line of credit was $5,215,175. The line of credit provides for the maintenance of certain financial covenants and a compensating balance of $750,000, of which the Company was in compliance at September 30, 2002.

         The high technology requirements of the Internet, music, data storage, gaming and various other applications increasingly require that consumers upgrade their personal computers to take full advantage of technology improvements in data storage, audio, video and various input/output devices. The Company believes that its current distribution channels currently fulfill and will continue to fulfill these trends in the computer peripherals marketplace. As the Company expands its distribution activities and in the event the Company continues with the revenue growth it has experienced since June 2001, it may experience net negative cash flows from operations pending an increase in gross margins, and may be required to obtain additional financing to fund operations or to augment its working capital through pubic or private issuance of equity or debt securities, or to obtain an increase in the Company's line of credit.

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

         On January 22, 2001 the Company issued 875,000 shares of its Series A Preferred Stock and 250,000 shares of its Series B Preferred Stock. The original value of these shares was $9 million in the aggregate. On October 25, 2002, the Company repurchased and cancelled all Series A Preferred Stock and all Series B Preferred Stock for a total of $1,000,000 in cash. This will result in the cancellation of all shares of Preferred Stock and an addition to equity of $8,000,000 effective with the statements of December 31, 2002.

         The Company's backlog was $25,607,978 at September 30, 2002, as compared to $5,522,984 at September 30, 2001. The backlog at September 30, 2002 includes significant new orders placed by CompUSA. Based upon the history of the past nine months, the September 30, 2002 backlog may be reduced by $3,840,000 (15%) when recognized as sales due to returns and price protection.

         The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the Company's credit facility with ChinaTrust Bank USA, will be adequate to meet the anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company's capital requirements or cash flow vary materially from the Company's current projections or if unforeseen circumstances occur, the Company may require additional financing. Failure to raise such necessary capital could restrict the Company's growth, limit the Company's development of new products or hinder the Company's ability to compete.

         Should ChinaTrust Bank USA not renew the line of credit at January 1, 2003, the Company would be forced to either seek a line of credit with another bank or significantly cut back its operations. The Company does not foresee this problem, based on preliminary discussions with ChinaTrust Bank USA.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related assets. This statement is not applicable to the Company.

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

     COMPETITION

         The market for the Company's products is highly competitive. Competitors for the Company's optical storage products include Acer, Best Data, Buslink, Hewlett-Packard, Iomega, Phillips, Plextor, Samsung, Sony, TDK and Yamaha. Competitors for the Company's multimedia products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim. The Company also indirectly competes with personal computer original equipment manufacturers such as Dell Computer and Compaq to the extent that they manufacture their own add-in subsystems or incorporate on personal computer motherboards the functionality provided by the Company's computer peripheral products. In certain markets where the Company is a relatively new entrant, the Company faces dominant competitors including 3Com (modems), Creative Technologies, Inc. (sound cards, modems and Internet music players) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company is subject to EITF Issue No. 01-09, which provides that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue as net sales. The provisions of this pronouncement are required to be applied with fiscal years beginning after December 15, 2001. The Company has adopted this pronouncement with its December 31, 2001 statement of operations and has restated its March 31, 2001, June 30, 2001 and September 30, 2001 statements of operations. The adoption of this pronouncement has resulted in adjustments to the Company's net sales, gross margin and selling and marketing expenses. EITF Issue No. 01-09 has no impact on the Company's operating income, net income or earnings per share. While the Company believes that the application of EITF Issue No. 01-09 will not have any effect upon its cash flow, potential investors may view the impact of EITF Issue No. 01-09 upon the Company negatively. In the event this does occur, the price for the Company's stock and as a result its ability to raise capital, may be adversely affected.

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

     LITIGATION

         The Company, IOM Holdings, Inc., which is a wholly owned subsidiary of the Company, Tony Shahbaz, who is the Company's President and Chief Executive Officer, and two other individuals are defendants in an action in which the plaintiffs seek, among other relief, $42,000,000 plus punitive and other damages to be proven at trial in connection with two separate contracts involving the plaintiffs and the defendants. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz and $27,000,000 sought from IOM Holdings, Inc., Mr. Shahbaz and the other individual defendants. The Company intends to vigorously defend itself and IOM Holdings, Inc. in this action. However, the Company cannot predict the outcome of this matter or the extent to which the resolution of this matter could adversely affect the Company's business and results of operations.

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

     RECENT FINANCIAL LOSSES

         The Company reported net losses in the fiscal years ended December 31, 2000 and 2001 and for the quarter ended September 30, 2002. There is no assurance that the Company will be able to obtain or maintain profitable operations in the future. If the Company is unable to do so, there may be a material adverse affect on the Company's cash flow, which could cause violations in the covenants under the Company's line of credit and could impede the Company's ability to raise capital through debt or equity financing to the extent the Company may need it for continued operations or for planned expansion. Consequently, future losses may adversely affect the Company's business, prospects, financial condition, results of operations and cash flows.

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

     DEPENDENCE ON MAJOR CUSTOMERS

         During the three and nine months ended September 30, 2002, the Company had four major customers which accounted for approximately 82% and 79%, respectively, of the Company's net sales.

         The amounts due from these major customers on September 30, 2002 amounted to approximately $16,510,539. The Company's strategy is to constantly attempt to sign new major retail customers in order to both increase the Company's growth and to reduce the impact of any one customer.

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

     DEPENDENCE ON OPTICAL STORAGE AND OPTICAL MEDIA MARKET

         Sales of optical storage and related media products accounted for approximately 78% of the Company's net sales in 2001 and 89% of net sales for the nine months ended September 30, 2002. Although the Company has introduced products in the digital entertainment segment of the consumer electronics market, optical storage and optical media devices are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse affect on the Company's sales and operating results.

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

     CHANNEL PROMOTIONS

         The Company engages in various channel promotions throughout its customer base throughout the entire year. However, there can be no assurance that any estimates, accruals or reserves will be sufficient to support the extent of the channel promotions. Excessive promotion costs could have a material adverse effect on the operations of the Company.

     ASIAN POLITICAL AND ECONOMIC CLIMATE

         The Company is dependent upon political and economic stability in the Far East. Specifically, the Company orders virtually all of its products from large manufacturing facilities located primarily in Taiwan, Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in the Far East, the economic ramifications for the Company's supplier base could be devastating. As a result, the Company's ability to conduct profitable operations may be materially and adversely affected. The Company's suppliers acquire components and raw materials for the manufacturing of the Company's products from a number of countries, many of which do not conduct operations in United States dollars. Any severe fluctuation in the value of such currencies could materially increase the cost to the Company's suppliers of manufacturing the Company's products. Upon such an occurrence, the Company's operations could be severely and adversely affected.

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

     OTC BULLETIN BOARD LISTING

         Currently, the Company's common stock is traded on the OTC Bulletin Board under the symbol "IOMC.OB." As a result, accurate current quotations as to the value of the Company's common stock are unavailable, making it more difficult for investors to dispose of the Company's common stock. The lack of current quotations and liquidity can cause the Company's stock price to decline or trade lower than the prices which might prevail if the Company's securities were listed or quoted on an exchange or on Nasdaq.

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

      WEST COAST PORTS STRIKE/LOCKOUT

         The west coast ports experienced a lockout at the end of September 2002. The Taft Hartley Act was invoked in early October 2002 to remedy the situation for eighty days. However, the week and a half lockout caused massive disruption of goods from the Far East and thus has had an adverse effect on the Company. The Company expects to experience higher freight in expenses in Q4 2002 and possibly into early 2003, which will adversely affect its net income. In addition, if the port situation is not resolved before expiration of the Taft Hartley Act cooling off period, then the Company may experience even higher freight-in expenses or the inability to bring in sufficient inventory to meet its backlog. This may further adversely affect the Company's net income for Q4 2002 and Q1 and Q2 2003.

     TERRORISM

         Terrorist attacks may adversely affect the Company's business and operating results. The terrorist attacks of September 11, 2001, the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial markets and in consumer confidence. Future acts of terrorism could result in disruption or delay in the manufacture or shipment of the Company's products. The Company's operating results may be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Approximately 1% of the Company's operations were subject to foreign currency exchange or commodity price risk during the nine months ended September 30, 2002. Effect on the Company's statement of operations was negligible.

         The Company has a line of credit with ChinaTrust Bank USA in the amount of up to $14,000,000. The interest rate under the line of credit is equal to the WALL STREET JOURNAL prime rate plus 0.75%. If the prime rate increases, the Company's interest expense will increase which, in turn, will expose the Company to risk of earnings loss.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz. The complaint alleged that Mr. Shahbaz defrauded the plaintiffs by failing to honor the terms of a contract ("Contract") under which Mr. Shahbaz was to deliver 1,500,000 shares of the Company's common stock in exchange for an interest in Alex Properties, a general partnership that held an industrial warehouse rental property. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and the Company, IOM Holdings, Inc. ("IOMH"), which is a corporation that the Company acquired, Steel Su and Meilin Hsu as defendants. As amended, the complaint seeks an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also seeks rescission of the Contract. The amended complaint alleges that IOMH, Mr. Shahbaz, Mr. Su and Ms. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val assets to IOMH. The amended complaint also alleges that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 shares of the Company's common stock and payment of interest on Mr. Vakili's $1,500,000 loan to Hi-Val that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val's $25,000,000 credit facility. The $42,000,000 in alleged damages includes $15,000,000 sought from Mr. Shahbaz in connection with the Contract and $27,000,000 sought from IOMH, Mr. Shahbaz, Mr. Su and Ms. Hsu in connection with the asset purchase agreement. The Company intends to vigorously defend itself and IOMH in this action.

         On September 17, 2002, a settlement was reached between the Company and Aureal, Inc. The Company paid $280,000 to settle trade payables.

         On October 23, 2002, a settlement was reached between the Company and Staples. The Company received $451,208 for accounts receivable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Dividends
         ---------

         To date the Company has not paid dividends on its common stock. The Company's line of credit with ChinaTrust Bank USA prohibits the payment of cash dividends on common stock unless specifically approved by the bank. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on its common stock within the foreseeable future. Any future payment of dividends on common stock will be determined by the board of directors and will depend on the Company's financial condition, results of operations, contractual obligations and other factors deemed relevant by the board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 4, 2002, the Company held its Annual Meeting of Shareholders. Up for consideration by the shareholders at the meeting were five proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                                Number of    Number of        Number of        Number of
            Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
            ------------------  -----------  ---------------  ---------------   ----------
            Tony Shahbaz         51,368,409                0           35,150   16,526,732
            Daniel Hou           51,368,409                0           35,150   16,526,732
            Anthony Andrews      51,368,409                0           35,150   16,526,732
            Steel Su             51,368,409                0           35,150   16,526,732
            Young-Hyun Shin      51,368,409                0           35,150   16,526,732
            Daniel Yao           51,368,409                0           35,150   16,526,732
            ------------------  -----------  ---------------  ---------------  -----------

(2) The second proposal up for consideration involved the approval and ratification of the Company's 2002 Stock Option Plan. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

            Number of    Number of        Number of        Number of
            Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
            -----------  ---------------  ---------------  -----------

            51,318,676            68,178           16,705   16,526,732
            -----------  ---------------  ---------------  -----------

(3) Proposal Three involved the approval of a One-for-Fifteen Reverse Common Stock Split to be implemented at the discretion of the Board of Directors prior to December 31, 2002. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

            Number of    Number of        Number of        Number of
            Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
            -----------  ---------------  ---------------  -----------

            51,253,061           135,393           15,105   16,526,732
            -----------  ---------------  ---------------  -----------

(4) The fourth proposal involved the approval of the Amended and Restated Articles of Incorporation to modernize and conform to current Nevada law. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

            Number of    Number of        Number of        Number of
            Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
            -----------  ---------------  ---------------  -----------

            51,258,961           124,293           20,305   16,526,732
            -----------  ---------------  ---------------  -----------

(5) Proposal five involved ratifying the appointment of Singer Lewak Greenbaum & Goldstein LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

            Number of    Number of        Number of        Number of
            Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
            -----------  ---------------  ---------------  -----------

            51,356,254            28,000           19,305   16,526,732
            -----------  ---------------  ---------------  -----------

            As a majority of the shareholders attending the meeting, either in person or by proxy, voted in favor of the above proposals, the proposals were duly approved and authorized by the shareholders of the Company.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

10.1 Employment Agreement by and between I/OMagic Corporation, a California Corporation, and Tony Shahbaz dated October 15, 2002

         (b) Reports on Form 8-K

                  On August 2, 2002, the Company filed a report on Form 8-K, under Item 5, Other Events, announcing a change in the date for the Company's Annual Shareholders' Meeting.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             I/OMAGIC CORPORATION

Dated: November 14, 2002                     By:/S/ Tony Shahbaz
                                                ----------------------------
                                             Tony Shahbaz, President, Chief
                                               Executive Officer

                                             By: /S/ STEPHEN C. GILLINGS
                                                ---------------------------
                                             Chief Financial Officer