Form 10-K
period 2002-12-31
I/OMAGIC CORP
filed 2003-04-15
CIK 1083663

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  | |  No |X|

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $26,691,360, as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. The registrant has no non-voting common equity.

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 8, 2003 was 4,529,670.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
                                     PART I

Item  1.     Business                                                         1

Item  2.     Properties                                                      10

Item  3.     Legal  Proceedings                                              10

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     11

                                     PART II

Item  5.     Market  For  Registrant's  Common  Equity  and  Related
             Stockholder Matters                                             11

Item  6.     Selected  Financial  Data                                       12

Item  7.     Management's  Discussion  and  Analysis  of Financial
             Condition and Results  of  Operations                           12

Item  7A.    Quantitative  and Qualitative Disclosures About Market Risk     27

Item  8.     Financial  Statements  and  Supplementary  Data                 27

Item  9.     Changes  in  and  Disagreements  with Accountants on
             Accounting and Financial  Disclosure                            27

                                    PART III

Item  10.    Directors  and  Executive  Officers  of  the  Registrant        27

Item  11.    Executive  Compensation                                         29

Item  12.    Security Ownership of Certain Beneficial Owners and
             Management  and Related  Stockholder  Matters                   31

Item  13.    Certain  Relationships  and  Related  Transactions              32

Item  14.    Controls  and  Procedures                                       33

                                     PART IV

Item  15.    Exhibits,  Financial  Statement Schedules and Reports
             on Form 8-K                                                     34

Index  To  Exhibits                                                          39

Signatures                                                                   41

Certifications                                                               42

Exhibits  Filed  with  this  Report                                          44

                                     PART I

ITEM  1.     BUSINESS

COMPANY  OVERVIEW

     We develop, subcontract manufacture, market and distribute two principal categories of products:

         - optical storageproducts such as CD-ROM playback devices (CD-ROM), CD-Read/Write devices (CD-RWs), DVD-ROM playback devices (DVD-ROM), DVD Read/Write devices (DVD RWs), CD-Read/ Write plus DVD Read/Write combination devices (CD-RW + DVD combi), CD-RW plus multiple-flash card reader devices, and the corresponding media for such devices; and

         - digital entertainment products such as MP3 music players, LCD flat panel digital TV monitors, digital photo and video storage devices, audio video adaptor cards, and video capture cards.

     We sell our products predominantly through major consumer electronics retailers that resell our products directly to end-users. These retailers sell our products in their physical stores and many of these companies also sell our products over the Internet. These retailers include AAFES, Best Buy, CompUSA, Circuit City, Fred Meyer Stores, Micro Center Super Stores, Office Depot, Office Max, Radio Shack, Radio Shack Canada, Target, Tech Data and other leading retailers throughout the United States and Canada.

     We are a Nevada corporation that was formed October 20, 1992 under the name Silvercrest International, Inc. Following the acquisition of I/OMagic Corporation, a California corporation, in March 1996, we changed our name to I/OMagic Corporation.

     On December 31, 2000 we acquired all of the outstanding capital stock of IOM Holdings, Inc., a Nevada corporation, in exchange for shares of our capital stock. In March 2000, IOM Holdings, Inc. acquired substantially all of the assets of Hi-Val, Inc., including the "Hi-Val" brand name. At that time, Hi-Val, Inc. was one of our competitors in the optical storage and media markets. Through the acquisition of IOM Holdings, Inc. we also obtained the "Digital Research Technologies" brand name which was owned by IOM Holdings, Inc. At that time, Digital Research Technologies, Inc. was one of our competitors in input-output products such as optical storage drives, monitors and keyboards. We acquired IOM Holdings, Inc. primarily to obtain the Hi-Val and Digital Research Technologies brand names in order to increase our presence within the markets in which we compete. This competitive acquisition strategy was developed to secure a strong North American retail market presence by offering products under the I/OMagic, Hi-Val, and Digital Research Technologies brand names thereby providing alternatives for our customers, while consolidating more efficiently, our back-end operations.

     We have expended considerable resources building consumer awareness of our three brands which, in turn, has resulted in a significant increase in our market penetration over the last several years.

     We sub-contract manufacture and source our products predominantly in East Asian countries, which allows us to offer products at highly competitive prices and which we believe permits maximum flexibility in the development of products and the easy transition and redesign from existing products to new products. Some of our optical storage and multimedia products are manufactured at times by Behavior Tech Computer Corp., Citrine Group Limited, an investment arm of Ritek

Corporation, and Lung Hwa Electronics. These manufacturers, who are also our shareholders, are some of the largest manufacturers of computer peripherals and other products in the world. We believe that the relationships we have with these manufacturers have resulted in significant benefits to our business including, competitive pricing, time to market advantages, competitive financing terms, an ability to carefully monitor technological developments in the marketplace, and the ability to operate with a severely reduced on-site inventory as compared to our competitors.

     We maintain web sites at iomagic.com, hival.com and dr-tech.com. The purpose of these web sites is to provide customer service and technical support for end users who have installation or other similar product questions. In addition, we view our Internet presence as a means of enhancing brand recognition and consumer loyalty.

INDUSTRY OVERVIEW

     Personal computing has extended beyond basic personal computer, or PC, systems involving a central processing unit, or CPU, a monitor, keyboard and mouse input devices and data storage devices such as hard drives and disk drives. Today's state of the art, and even many entry-level, personal computing solutions now include a wide array of peripheral devices including communications and consumer electronics peripherals. Specifically, these peripheral devices include digital cameras, digital video recorders, MP3 digital audio players, CD and DVD writers, devices that play movies, store pictures, play music, embedded controls and other instruments that establish the multimedia after-market arena for companies like ours. The need for consistently improved functionality, partly as a result of the increasing demands of new software applications, has led to a greater demand for peripheral products which improve the capabilities of computer systems.

     The computer peripheral and consumer electronics industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions which creates an opportunity for the manufacturers of after-market components. Product life cycles in the computer peripheral and consumer electronics industries often range from as few as three to twelve months. We believe that success in the computer peripheral and consumer electronics industries is substantially dependent upon the ability to develop and introduce products and technologies on a timely basis with features and functions that meet changing consumer requirements at competitive prices.

     According to NPD Intelect, a leading provider of on-line market data, in its year 2002 market research report, the North American market for retail sales of all computer products, accessories and peripherals was approximately $24.3 billion, an increase of approximately 1% from $24.1 billion in 2001. According to that same report, the North American retail market for data storage, input, multimedia, and computer connectivity devices was approximately $3.0 billion. During that same period, however, our net sales within our product categories increased by approximately 23.2%.

OUR STRATEGY

     The computer peripheral and consumer electronics industries continue to experience rapid innovation and evolution of multimedia, digital entertainment and wireless connectivity and other devices. Optical storage devices have become one of the most cost-efficient storage solutions available. According to NPD Intelect, we were a dominant leader in the sales of optical storage products for the years 2001 and 2002, with the number one market share in unit sales for CD ROM and CD-RW drives for 2001 and 2002. We believe that optical storage is poised for continued growth as the marketplace shifts to video storage.
Although the mainstream users of optical storage have traditionally been driven by data and audio storage needs, we believe the trend has and will continue to move towards video storage, DVD RW devices, and digital photo storage devices. Our business strategy is focused on achieving the number one market share presence for all computer data storage products, including video and DVD devices, and to become a major provider of consumer digital entertainment devices in North America. The core elements of this strategy include:

     - Our commitment to provide our end-users products with the best performance at the best value in the industry.
     - Our three brand strategy that uses our I/OMagic, Digital Research Technologies and Hi-Val brand names to provide brand identification for our resellers increasing shelf space and driving revenue.
     - On-going collaboration with our strategic sub-contracting manufacturing partners to develop and provide innovative cost effective products to the market.
     - An incremental addition of higher average selling price products based on our migration from lower average selling price CD drives to higher average selling price DVD drives and development of digital entertainment devices, which creates more revenue for the same number of unit sales.
     - A continuation of our "good, better, best" product strategy allowing us to often be the first to market and the one of the last to exit a product life cycle. Based on our "good, better, best" product strategy, we are able to successfully meet our diverse end-user customers' needs by offering a variety of products within each of our product lines. We offer "good" products which provide customers with basic performance and value. We also offer "better" products which include added-features to our basic performance and value model. The "best" products that we offer often include sophisticated proprietary technology with added or multiple features in addition to basic performance and value. This strategy allows us to continuously attract new customers while maintaining our old customers by offering them a selection of products based on technological sophistication as well as price.
     - Financial strategies to utilize our new trade credit agreements to optimize cash flow and increase inventory turns.
     - Operational strategies to consolidate our back-end operations to produce more units per head count and to strengthen our information technology systems infrastructure in order to provide improved product delivery services and product support at reduced operating costs.

OUR PRODUCTS AND SERVICES

     We develop, subcontract manufacture, market and distribute two principal categories of products:

     -  optical storage and media products and

     -  digital entertainment products.

     We market products within these two categories under some or all of our I/OMagic, Hi-Val and Digital Research Technologies brand names. Our customers include major computer and consumer electronics retails, including AAFES, Best Buy, CompUSA, Circuit City, Fred Meyer Stores, Micro Center Super Stores, Office Depot, Office Max, Radio Shack, Radio Shack Canada, Target, Tech Data and other leading retailers throughout the United States and Canada.

Optical Storage and Media Products
----------------------------------

     Our optical storage products include CD-ROM, DVD-ROM, and CD-RW, CD-RW + DVD combi, and DVD+RW drives, and optical storage media discs for these types of drives. These products record and playback general data files, digital images, digital video and digital music. DVD drives and media are higher density optical storage products relative to CD drives and media. We offer a full range of optical storage media that complement our optical storage drives. Our optical storage and media products are marketed under our I/OMagic, Hi-Val and Digital Research Technologies brand names.

     Our optical storage and media products business generated approximately 87.8% of our net sales during 2002. These products are sold throughout the United States and Canada through virtually all of our retailers. According to NPD Intelect's 2002 market tracking data report, our three principal brand names ranked among the top ten best selling brands throughout North America in the data storage product category. Retail sales for data storage products was estimated to generate nearly $2.0 billion in 2002. NPD Intelect's data storage category includes various optical and data storage and media.

     The marketplace for optical storage products is undergoing a transition in part to support the growing video storage demands. This new format enables users to copy and store files in the higher capacity DVD format. We believe that consumer demand for these optical storage devices is increasing due to several factors, including an increased usage of data storage, audio storage and expansion into video storage. Enhanced PC functionality now allows the creation of higher resolution graphics, audio data, and the storage and playback of high performance audio-video DVD format data that are critical to business and consumer applications. We have recently begun shipments of our newest line of DVD+RW drives. The average selling price of the new DVD RW drives is at least 100% higher than traditional CD-RW drives and is the newest emerging growth opportunity. We intend to continue to work closely with our manufacturers to develop more features, and lower cost solutions within this product segment.

Digital entertainment products
------------------------------

     Based on the success of our optical storage products and the market penetration that has been developed in North American retailers, we are expanding our business into a wide variety of digital entertainment products. The primary focus of our digital entertainment products will be on audio and video aftermarket sales. These products include solutions for audio, video and digital imaging, and their related accessories.

     Audio solutions
     ---------------
     We have been shipping MP3 players to certain of our national retailer customers and we plan to introduce new MP3 devices that are more portable, contain higher memory capacity, greater memory expansion capability and include many more features that provide cost effective solutions for the end user during 2003.

     Video and Digital Imaging Solutions
     -----------------------------------
     During the fourth quarter of 2002, we introduced our first 15-inch flat
panel LCD TV system through a select retailer.   We are currently in the process
of developing larger screen size LCD TV systems which we believe will compete well in this new and growing sector. During the fourth quarter of 2002, we also introduced our new Digital Photo Library, a 20 GB external hard disk drive that facilitates the convenient storage of digital photos and videos. The Digital Photo Library is a portable, stand-alone (does not require computer connectivity) system that allows the transfer of digital photos from a memory card to a hard drive, and thus allows for the repeated use of expensive memory cards.

     Accessories
     -----------
     We also offer a variety of accessories that includes keyboards, mice, floppy disk drives, audio and graphics cards, and modems, all of which complement our current product line. These products are principally designed for inputting and transferring data.

MANUFACTURING, DISTRIBUTION AND PRODUCT DEVELOPMENT

     We utilize subcontract manufacturing facilities, product development resources and logistics management to manufacture our products in East Asia.
In addition, we maintain both in-house and subcontract assembly and retail packaging facilities in Southern California. We also maintain a warehousing, customer service, and distribution center in Southern California. Three of our shareholders also serve as subcontract manufacturers. Through these strategic relationships we believe we are well positioned to provide scalable production without incurring increased time and expense.

     We typically do not have long-term contracts with our sub-contract manufacturers, instead relying on purchase orders to fulfill our product needs. As a result, it is conceivable that our manufacturers could refuse to continue to sell products to us which could cause a substantial disruption in our business operations.

     Our product development efforts, include the development of a new line of external data storage devices with our own unique proprietary enclosures and built-in memory card readers. Enclosures are designed for CD-RW, CD-RW + DVD combi, and DVD RW optical storage devices. In addition, we are working with our subcontractors to develop new MP3 players and other digital entertainment devices.

     We maintain a subcontract logistics and product development operation in Taipei, Taiwan in order to better identify new products that we may be interested in offering for sale and to assist us in qualifying manufacturing facilities. Our Taiwan operation also coordinates product purchases and product shipments from our East Asian subcontract manufacturers.

     The majority of our products are shipped by our manufacturers to our packaging, storage and distribution facility in Santa Ana, California. These products are then shipped either directly to retail locations or to their centralized distribution centers. Product shipments are primarily made through major commercial carriers. Each product we distribute is subject to a minimum warranty of one year. This warranty covers repair or replacement of the product and is backed by the manufacturer of the product.

     Most of our subcontractors are among the largest manufacturers in their product category in the world and also subcontract manufacture products for companies such as Hewlett Packard, Dell, and Sony, among others. These subcontract manufacturers expend substantial resources in research and development and the design of efficient manufacturing processes. We work closely with our subcontract manufacturers and our customers to identify existing market trends and monitor sales performance of our products and predict future market trends. Following our analysis and our consultation with our subcontract manufacturers and customers, we determine whether to offer that particular product.

     We maintain our own product development team to develop and coordinate product solutions that provide user-friendly installation, complete user manuals, installation guides, product packaging and marketing literature. We intend to continue to utilize all of our available resources to develop innovative products, with a great "out of box" experience at the best possible value.

SALES AND MARKETING

     We believe that our multi-brand optical storage sales and marketing strategy has proven successful in the North American retail market. According to NPD Intelect for 2002, we were a dominant leader in the unit sales of optical storage devices, with the number one market share in unit sales for CD ROM and CD-RW drives, competing against companies such as Sony, TDK and Yamaha. We plan to implement a similar strategy for our DVD RW drives. DVD RW drives are the next logical extension to our optical storage business and by using the same successful sales strategy from our CD RW business, we believe that the DVD RW's higher average selling price and better gross margin should produce even greater success.

     We currently sell our products in more than 7,900 retail outlets throughout North America and Canada. This success has been developed by strategically focusing on national retailers and creating destination points for our multi-brand strategy. This effort has been developed over the past six years by promoting our products through national sales circulars. Our national retailers currently include, among others, AAFES, Best Buy, CompUSA, Circuit City, Fred Meyer Stores, Micro Center Super Stores, Office Depot, Office Max, Radio Shack, Radio Shack Canada, Target and Tech Data. We believe that our products have matured and the technology standards are widely accepted in the after-market segment by a greater portion of the population. We are currently planning to work with other major national retailers that have expressed an interest in offering PC peripherals to develop more destination points.

     We focus on a "good, better, and best" product strategy. Our mission is to be one of the first to deliver new and exciting products and one of the last to exit a product life cycle. Based on our "good, better, best" product strategy, we are able to successfully meet our diverse end-user customers' needs by offering a variety of products within each of our product lines. We offer "good" products which provide customers with basic performance and value. We also offer "better" products which include added-features to our basic performance and value model. The "best" products that we offer often include sophisticated proprietary technology with added or multiple features in addition to basic performance and value. This strategy allows us to continuously attract new customers while maintaining our old customers by offering them a selection of products based on technological sophistication as well as price. This strategy also enables us to manage multiple brands through multiple national retail channels, maintain the best value, and drive a high frequency of sales promotions in a coordinated manner.

     We regularly participate in industry trade shows such as Comdex, CES, and RetailVision to develop and maintain our relationship with our national retail customers.

     We have successfully established a significant database of new and repeat customers. This database represents a powerful marketing tool by which we can reach potential new customers for our future products.

COMPETITION

     We believe that the following three key competitive factors largely determine the success of companies in the computer peripheral and consumer electronics industries:

     -  time-to-market - for new technology;

     -  product value and performance; and

     -  market penetration.

Time-to-Market
--------------

     We believe that time-to-market for new technology is a critical element of success in the computer peripheral and consumer electronics marketplaces. Because the market for our products is extremely competitive, with rapid technological advancements and quick after-market opportunities, the time it takes us to bring new or enhanced products to market is of utmost importance.

     The product life cycle of our products typically ranges from three to twelve months. During the product life cycle the average sales price for our products declines. This short life cycle requires that we maintain efficient supply-chain management through inventory controls and that we quickly respond to new market and technology trends. For example, during 2002, we transitioned through five product cycles in our optical storage drive category alone.

     We attempt to strategically time our new product introductions by monitoring market trends and technological developments through consultation with our retailers and sub-contract manufacturers. We typically place multiple orders each month with our manufacturers in an attempt to assure a continuous flow of products reflecting trends in the United States and Canadian marketplaces. In addition, our strategic relationships with our three shareholder-manufacturers helps us regularly ship product as it first becomes available to the market. We believe that our strategies and processes are designed to ensure rapid time-to-market of our products and are competitive with other companies in the computer peripheral and consumer electronics industries.

Product Value and Performance
-----------------------------

     We believe that in this challenging economic environment product value and performance is a critical element of success in the computer peripheral and consumer electronics marketplaces. We believe that our product value and performance are the underlying reasons customers purchase our products. We believe that in order for products to be competitive within the computer peripheral and consumer electronics marketplaces they typically must offer technology and features that represent recent developments. Our more technology savvy customers are rushing towards products with a cost to performance ratio that is rewarding and certain.

     We focus on product value and performance as our most competitive factors by positioning our products as affordable alternatives to what we believe the marketplace perceives as "tier one" brands such as Hewlett Packard, Iomega, Philips, Sony, TDK, and Yamaha. We attempt to compete with these "tier one" brands by offering similar product performance and features at lower prices. We believe that our strategy has led us to success in the marketplace. For example, following the launch of our I/OMagic, Hi-Val and Digital Research Technologies brand names in the optical store drive marketplace, according to NPD Intelect's 2001 market data report, we achieved, by the end of 2001, the number one market share position based on sales in the United States. According to NPD Intelect's 2002 market data report, we were among the top leaders in optical storage sales, maintaining the number one market share position in both CD ROM and CD-RW sales throughout 2002.

     We believe that our products are offered to consumers at competitive prices and include the performance contained in more expensive brand names. Although the marketplace for our products is extremely price sensitive, we believe that we have maintained competitive gross profit margins. Our incremental product additions shift towards higher average selling prices also improves our current marketplace advantage by creating comparably higher gross profit margins. While there can be no assurance that we can maintain our existing gross profit margins, we believe that we are well positioned with our manufacturers to rely upon their combined economies of scale to assist us in maintaining these margins.

Market Penetration
------------------

     We believe that market penetration is a critical element of success in the computer peripheral and consumer electronics marketplaces. Market penetration is important because most end users purchase products like those we offer from off-the-shelf retailers such as large computer peripheral and consumer electronics retailers. Market penetration for a company such as ours is typically measured by the number of national retailers who resell our products and the amount of shelf space we are allocated.

     We are continuing to implement our brand name strategy throughout the United States and Canada. This strategy includes the branding of certain of our products under one or more of our I/OMagic, Hi-Val and Digital Research Technologies brand names. According to NPD Intelect market data, our three brand strategy enabled us to achieve the largest market share in North American retail sales of both CD ROM and CD-RW drives and one of the leaders in total unit sales for all optical storage products.

     Our retailer customer base includes approximately 538 Best Buy stores, 626 Circuit City stores, 225 CompUSA stores, 129 Fred Meyer stores, 833 Office Depot stores, 1,000 Office Max stores, 4,000 Radio Shack stores, and other leading regional retailers. In total, our retailer base exceeds 7,900 retail stores. Over the last five years, we have expended significant resources in developing brand awareness and creating customer loyalty. In addition, we have invested heavily in building the support infrastructure necessary to conduct our business with large computer peripheral and consumer electronics retailers in the United States and Canada. We believe that providing our extensive mix of computer peripheral and consumer electronics products improves our ability to obtain critical shelf space at our retailers which is important to establishing market penetration.

     Many companies have developed computer peripheral and consumer electronics products. Our products compete on the basis of features, price, quality, reliability, name recognition, product breadth and technical support and service. We believe that we generally are competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that our competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future. We perceive the following companies as being the principal competition to our computer peripheral and consumer electronics products:

Hewlett-Packard:    Global provider of products, technologies, solutions and
                    services to consumers and businesses. Hewlett-Packard's offerings span information technology infrastructure, personal computing and access devices, global services and imaging and printing. Competitor in DVD RW drives.

Iomega: Designer, manufacturer and marketer of data management Solutions, based on removable-media technology for home and office computers. Competitor in external CD-RW drives.

Memorex: Industry sales and marketing leader of digital media, media accessories and computer input devices. Competitor in CD RW and DVD RW drives.

Philips: Manufacturer and distributor of electronic and electrical products, systems and equipment, as well as information technology services. Competitor in CD-RW and DVD RW drives.

Samsung: Manufacturer of a wide range of products from consumer audio/visual and computer related products, telecommuni-cations, and home appliances to semiconductors, memory chips, TFT-LCDs, CDMA mobile phones, monitors and VCRs. Competitor in CD-ROM, DVD-ROM, and internal CD- RW drives.

Sony: Develops, designs, manufactures, and sells electronic equipment, instruments and devices for consumer and industrial markets. Competitor in CD and DVD-ROMs, CD and DVD RWs, and DVD+/- RW.

INTELLECTUAL PROPERTY

     We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, although our products and their constituent components could benefit from patent protection, we have chosen to retain any proprietary rights we have that are associated with our products predominantly as trade secrets. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

     Our I/OMagic, Hi-Val and Digital Research Technologies brand names are registered trademarks of I/OMagic Corporation. We own each of these brand names. We have filed a federal trademark application covering the MyMP3 trademark under which we sell our MP3 players. There can be no assurance that we will eventually secure a registered trademark covering the MyMP3 name. We do not have any issued or pending patents.

     We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our product manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

     We have been, and may in the future be, notified of claims asserting that we may be infringing certain patents, trademarks and other intellectual property rights of third parties. We cannot predict the outcome of such claims and there can be no assurance that such claims will be resolved in our favor. An unfavorable resolution of such claims may have a material adverse effect on our business, prospects, financial condition and results of operations. The computer peripheral industry, and in particular, the data storage industry, has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. We have in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement is established, we may be required to pay substantial damages or we may be enjoined from manufacturing and selling an infringing product. In addition, the costs of engaging in the prosecution or defense of intellectual property claims may be substantial regardless of the outcome.

EMPLOYEES

     As of April 8, 2003, we had approximately 81 full-time permanent employees and five full-time temporary employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

ITEM 2.     PROPERTIES

     Our corporate headquarters is located in Santa Ana, California in a leased production, receiving, shipping and corporate facility consisting of approximately 57,374 square feet. The lease expires on September 30, 2003; however, upon 20 days' prior written notice to the landlord, we can terminate the lease at any time after June 30, 2003.

     We are in the process of looking for another facility in Orange County, California, as our current facility is insufficient in size for our current sales level. We anticipate moving no later than September 30, 2003.

ITEM 3.     LEGAL PROCEEDINGS

     On August 2, 2001, Mark Vakili and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz, our President and Chief Executive Officer. The plaintiffs alleged that they were defrauded by Mr. Shahbaz because Mr. Shahbaz failed to honor the terms of a contract under which Mr. Shahbaz was to deliver 1,500,000 shares of our common stock (calculated prior to our recent one-for-fifteen reverse split of our common stock) in exchange for an interest in Alex Properties, a general partnership, that holds title to our corporate headquarters. The complaint later was amended to add Alex Properties and Hi-Val, Inc. as plaintiffs and I/OMagic Corporation, IOM Holdings, Inc., our wholly-owned subsidiary ("IOMH"), Steel Su, a director of I/OMagic Corporation, and Meilin Hsu as defendants. As amended, the complaint sought an aggregate of $42,000,000 plus punitive and other damages to be proven at trial and also sought rescission of the contract involving the acquisition of an interest in Alex Properties. The plaintiffs alleged that IOMH, Mr. Shahbaz, Mr. Su and Ms. Hsu fraudulently and negligently made misrepresentations to induce Hi-Val, Inc. to enter into an asset purchase agreement in June 1999 for the purchase and sale of Hi-Val, Inc. assets to IOMH. The plaintiffs also alleged that IOMH and Mr. Shahbaz breached the terms of the asset purchase agreement by failing to deliver consideration that included 2,000,000 pre-split shares of our common stock and payment of interest on Mr. Valkili's $1,500,000 loan to Hi-Val, Inc. that was to be assumed by IOMH under the asset purchase agreement and by failing to timely replace Mr. Vakili as personal guarantor of Hi-Val, Inc.'s $25,000,000 credit facility.

     Effective on or about March 28, 2003, we, IOMH, and others, entered into a settlement agreement and general release with Mark Vakili, Mitra Vakili, Hi-Val, Inc., and others, in connection with the action described above. Under the terms of the settlement agreement and general release, we paid $3,000,000 on March 31, 2003 and are obligated to pay an additional $1,000,000 on March 15, 2004. The settlement agreement and general release also provides, among other things, that Mr. Shahbaz and Mr. Su, each a director of I/OMagic Corporation, will relinquish any claims held by either of them to any interest in Alex Properties. Pursuant to the settlement agreement and general release, Mr. Shahbaz and Mr. Su will also transfer to parties designated by Mark Vakili and Mitra Vakili, an aggregate of 13,333 post-split shares of our common stock from the 66,667 post-split shares of our common stock being returned by Mark Vakili and Mitra Vakili to Mr. Shahbaz and Mr. Su. Mr. Shahbaz and Mr. Su had previously transferred the 66,667 post-split shares to Mark Vakili and Mitra Vakili.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the OTC Bulletin Board under the symbol "IOMG" since December 20, 2002. Prior to that, it traded on the OTC Bulletin Board under the symbol "IOMC" since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. The prices shown reflect inter-dealer prices obtained from market makers of our stock, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The prices listed below and elsewhere within this report reflect the one-for-fifteen reverse split of our common stock effected December 20, 2002.

                                                         PRICE RANGE
                                                         -----------
2002:                                                    LOW    HIGH
                                                         ----  ------
First Quarter (January 1 - March 31)                   $ 8.40  $16.50
Second Quarter (April 1 - June 30)                       5.25   15.15
Third Quarter (July 1 - September 30)                    6.15   10.50
Fourth Quarter (October 1 - December 31)                 3.75   11.00

2001:
First Quarter                                           10.80   16.95
Second Quarter                                           8.25   15.00
Third Quarter                                            6.00   11.25
Fourth Quarter                                           5.25   11.25

     As of April 8, 2003, we had 4,529,670 shares of common stock outstanding held of record by approximately 79 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which in turn, hold shares of stock for beneficial owners.

     We have not paid dividends on our common stock to date. Our line of credit with ChinaTrust Bank (USA) prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated historical financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations and comprehensive income data with respect to the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this document. The historical results are not necessarily indicative of results to be expected for any future periods.


CONSOLIDATED STATEMENTS OF OPERATIONS AND                                    YEARS ENDED DECEMBER 31,
COMPREHENSIVE INCOME DATA:                                     2002                 2001          2000          1999
                                                    --------------------------  ------------  ------------  ------------

NET SALES                                           $              83,529,708   $67,788,959   $60,805,437   $36,661,092
Cost of sales. . . . . . . . . . . . . . . . . . .                 74,665,823    62,776,334    53,126,489    31,419,757
                                                    --------------------------  ------------  ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . .                  8,863,885     5,012,625     7,678,948     5,241,335
Operating expenses . . . . . . . . . . . . . . . .                 10,022,445    10,180,839    10,126,111     3,837,293
                                                    --------------------------  ------------  ------------  ------------
Income (loss) from operations. . . . . . . . . . .                 (1,158,560)   (5,168,214)   (2,447,163)    1,404,042
Total other income (expense) . . . . . . . . . . .                 (5,525,033)     (376,431)   (4,963,286)       30,256
                                                    --------------------------  ------------  ------------  ------------
Income (loss) from operations before income taxes.                 (6,683,593)   (5,544,645)   (7,410,449)    1,434,298
Income tax (benefit) expense . . . . . . . . . . .                  1,663,638         3,000      (999,600)     (428,500)
                                                    --------------------------  ------------  ------------  ------------
Net income (loss). . . . . . . . . . . . . . . . .                 (8,347,231)   (5,547,645)   (6,410,849)    1,862,798
                                                    ==========================  ============  ============  ============
Basic and diluted earnings (loss) per share. . . .                      (1.84)        (1.23)        (2.44)         0.86
                                                    ==========================  ============  ============  ============
Weighted average shares outstanding, basic and
     diluted . . . . . . . . . . . . . . . . . . .                  4,528,894     4,528,341     2,629,894     2,153,954


CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:                              1998
                                                    ------------
NET SALES                                           $ 9,069,994
Cost of sales. . . . . . . . . . . . . . . . . . .    7,927,553
                                                    -----------
Gross profit . . . . . . . . . . . . . . . . . . .    1,142,441
Operating expenses . . . . . . . . . . . . . . . .    1,731,652
                                                    ------------
Income (loss) from operations. . . . . . . . . . .     (589,211)
Total other income (expense) . . . . . . . . . . .      251,993
                                                    ------------
Income (loss) from operations before income taxes.     (337,218)
Income tax (benefit) expense . . . . . . . . . . .          800
                                                    ------------
Net income (loss). . . . . . . . . . . . . . . . .     (338,018)
                                                    ============
Basic and diluted earnings (loss) per share. . . .        (0.34)
                                                    ============
Weighted average shares outstanding, basic and
     diluted . . . . . . . . . . . . . . . . . . .      992,120


                                                                         YEARS ENDED DECEMBER 31,
                                                                        -------------------------
                                                  2002                2001         2000         1999         1998
                                        -------------------------  -----------  -----------  -----------  ----------
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . .  $               7,320,143  $ 4,423,623  $ 3,502,546  $ 1,943,522  $1,402,904
Working capital. . . . . . . . . . . .                 11,288,330   18,374,492   21,838,710    7,598,786     629,452
Total assets . . . . . . . . . . . . .                 41,757,969   55,903,767   53,098,438   22,916,329   6,128,250
Stockholders' equity . . . . . . . . .                 16,726,720   17,115,651   22,659,571    7,875,963     777,120
Redeemable convertible preferred stock                          -    9,000,000    9,000,000            -           -

     No cash dividends on our common stock were declared during any of the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

     - the projected growth or contraction in the computer peripherals and consumer electronics markets in which we operate;
     - our business strategy for expanding, maintaining or contracting our presence in these markets;
     - anticipated trends in our financial condition and results of operations; and
     - our ability to distinguish ourselves from our current and future competitors.

     We do not undertake to update, revise or correct any forward-looking statements.

     The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of this report.

     Any of the factors described above or in the "Risk Factors" section of this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

     We offer products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. Our sales are to national and major and regional retailers in the United States and Canada. We experienced a 23.2% increase in net sales in 2002 over 2001. While the current economic climate makes it difficult for us to look forward into 2003, we believe that our potential for increased sales in 2003 have been strengthened by the addition of new customers in 2002.

     During 2002, our net loss increased by 50.5% over our loss during 2001, primarily due to the settlement of litigation and related legal expenses and the write off of deferred tax assets. Our loss from operations decreased by 77.6%, due to increased sales and gross profit, with operating expenses remaining relatively constant. During 2002, we wrote down accounts receivables and inventory relating to the acquisition of IOM Holdings, Inc. in 2000. We believe that these write downs are complete and we do not expect further write downs in 2003.

     We believe that sales may not appreciably increase in 2003 over 2002 due to the uncertain economic climate. We intend to pursue discussions with additional large national or regional retailers that are not currently our retail customers. There is no guarantee that we will be successful in obtaining new customers. We also plan to discuss with those retailers who carry only a limited variety of our products, the possibility of expanding the number of our products which they carry. There is no guarantee that we will be successful in expanding our product lines within these retail customers. We also plan to pursue expanding our consumer electronics line; however, there is no guarantee that we will find any consumer electronics products which will meet our criteria and our customers' criteria.

     We believe that we will show improvement in 2003 over the 2002 net loss, due to the settlement of a major lawsuit and the complete writeoff of our deferred tax asset in 2002. There is no guarantee that we will be profitable in 2003, as the economy is still uncertain and there continues to be competitive pressure on our gross margins.

     Any increase in sales or improvement upon our 2002 net loss in 2003 will also depend on our ability to obtain a new line of credit with a financial institution before October 15, 2003, when our current line of credit terminates. While we are currently engaged in discussions with financial institutions regarding a replacement line of credit, there is no guarantee that we will obtain one.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period this determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period this determination was made.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total net sales.

                                                            YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                          2002              2001    2000
                                                -------------------------  ------  -------
Net sales. . . . . . . . . . . . . . . . . . .                     100.0%  100.0%   100.0%
Cost of sales. . . . . . . . . . . . . . . . .                      89.4    92.6     87.4
                                                -------------------------  ------  -------
Gross profit . . . . . . . . . . . . . . . . .                      10.6     7.4     12.6
Selling, marketing and advertising expenses. .                       1.7     2.2      3.6
General and administrative expenses. . . . . .                       8.8     9.5     10.3
Depreciation and amortization. . . . . . . . .                       1.5     3.3      2.7
                                                -------------------------  ------  -------
Operating loss . . . . . . . . . . . . . . . .                      (1.4)   (7.6)    (4.0)
Net interest expense . . . . . . . . . . . . .                      (0.4)   (0.6)    (2.0)
Forgiveness of amounts due from related party.                         -       -     (6.3)
Settlement expense and related legal costs . .                      (6.2)      -        -
Other income expense . . . . . . . . . . . . .                         -       -      0.1
                                                -------------------------  ------  -------
Loss from operations before
   provision for income taxes. . . . . . . . .                      (8.0)   (8.2)   (12.2)
Income tax provision (benefit) . . . . . . . .                       2.0       -     (1.7)
                                                -------------------------  ------  -------
Net loss . . . . . . . . . . . . . . . . . . .                    (10.0)%  (8.2)%  (10.5)%
                                                =========================  ======  =======

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

     Net sales for 2002 were $83,529,708 which is an increase of $15,740,749 (23.2%) as compared to net sales of $67,788,959 for 2001. This increase in net sales is primarily attributable to the following: (i) a $17,320,353 increase in sales to consignment customers; (ii) $3,611,863 in sales to new customers; (iii) a $2,695,258 reduction in product returns; and (iv) a $4,152,212 reduction in channel promotions; offset by a $8,019,539 decrease in net sales to prior year customers and a $2,711,090 increase in price protection.

     Gross profit as a percentage of net sales increased from 7.4% ($5,012,625) in 2001 to 10.6% ($8,863,885) in 2002. This increase was primarily the result of an increase in gross profit on product costs (resulting from a decrease in product costs) from 18.6% ($12,565,373) in 2001 to 19.1% ($15,991,419) in 2002
and a smaller decrease in gross profit from inventory shrink/adjustments, from a 5.9% decrease ($3,975,301) in 2001 to a 3.2% decrease ($2,671,787) in 2002. The decrease in gross profit from freight in/out remained approximately the same from 5.3% in 2001 ($3,577,443) to 5.3% ($4,455,745) in 2002.

     Operating expenses as a percentage of revenues decreased from 15.0% ($10,180,839) in 2001 to 12.0% ($10,022,445) in 2002. This percentage decrease is primarily due to total operating expenses decreasing slightly while net sales increased 23.2%. Selling, marketing and advertising expenses decreased by $50,124 in 2002. General and administrative expenses increased by $899,792 in 2002. Depreciation and amortization expenses decreased by $1,008,062 in 2002.

     Selling, marketing and advertising expenses decreased slightly in 2002 to $1,437,704 as compared to $1,487,828 in 2001. These expenses also declined as a percentage of net sales from 2.2% in 2001 to 1.7% in 2002. The $50,124 reduction in selling, marketing and advertising expenses was primarily due to a direct advertising expense ($120,577) in 2001 not in 2002, $55,825 less customer product evaluation expenses and $47,063 less payroll in 2002, offset by $135,609 higher outside commissions in 2002 (due to greater sales in 2002).

     General and administrative expenses in 2002 were $7,360,904 (8.8% of net sales) and in 2001 were $6,461,112 (9.5% of net sales). General and administrative expenses increased $899,792 primarily due to $449,063 higher bad debt expense (Hi-Val accounts receivable acquired in 2000), $197,674 higher payroll expenses, $149,260 higher insurance expenses, $124,706 increased warehouse supplies, $117,130 greater financial relations expenses, and $98,095 increased use of subcontracting of product assembly, offset by $153,046 less rent expense (we moved out of a second facility at the end of April 2002) and $151,469 decreased expense for consultants in 2002.

     Depreciation and amortization expenses in 2002 were $1,223,837 (1.5% of net sales) and in 2001 were $2,231,899 (3.3% of net sales). The decrease of $1,008,062 was primarily due to decreased amortization of trademarks. In 2002 we had an outside valuation service review the value of the trademarks and their useful lives for us. Based upon the valuation, we determined (with concurrence of our independent auditors) that there had been no impairment to the value of the trademarks and that the useful lives of the trademarks should be increased by ten years due to additional historical information of their value. Therefore, the amount of annual amortization was decreased.

     Other income (expenses) increased to $5,525,033 (6.6% of net sales) expense in 2002 from $376,431 expense (0.6% of net sales) in 2001. This increase of $5,148,602 was primarily due to $5,179,891 for the settlement of litigation and related legal expenses (see footnotes for further discussion). We had a small gain of $38,759 on the disposal of property and equipment which we sold in relation to the vacating of a second facility at the end of April 2002. Income taxes provision for 2002 consisted of $1,755,311 of the deferred tax assets being written off offset by $91,673 net income tax refund.


     Our loss in 2002 was due to four factors. First, we incurred $5,179,891 for settlement costs and related legal fees for litigation. Second, we wrote off $1,663,639 in deferred tax assets. Third, we wrote down $2,671,787 in inventory, primarily related to the 2000 acquisition of IOM Holdings, Inc. assets. Fourth, we wrote down $1,300,000 in accounts receivable related to the 2000 acquisition of IOM Holdings, Inc.

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

     Net sales for 2001 increased $6,983,522 (11.5%) to $67,788,959 from
$60,805,437 for 2000. The re-introduction of the Hi-Val and Digital Research Technologies brands during 2001 increased net sales by $22,893,606. This increase resulted mainly from an agreement with Best Buy to sell the Digital Research Technologies brand on a consignment basis and an agreement with Office Max in June 2001 to introduce new product lines in large quantities in both the I/OMagic and Hi-Val brands. Net sales of the I/OMagic brand decreased $10,983,766. This was primarily the result of several customers moving from an I/OMagic brand only in 2000 to both an I/OMagic brand and a Hi-Val brand in 2001. The net sales in 2000 are reduced by $1,386,261 from that reported last year due to the reclassification of COOP expenses from selling and marketing expenses.

     Gross profit as a percentage of revenues decreased from 12.6% ($7,678,948) in 2000 to 7.4% ($5,012,625) in 2001. This was primarily due to $1,335,398 more freight in/out in 2001 (5.3% of net sales, due to great air freight in during Q3 and Q4) than in 2000 (3.7% of net sales) and greater inventory write down in 2001. We wrote-down to lower of cost or market $3,975,301 in inventory in 2001 and $1,089,256 of inventory in 2000. In 2000, we wrote-down to lower of cost or market some inventory from the acquisition of IOM Holdings, Inc. and some inventory received from a related party (Digital Research Technologies) as payment on accounts receivable. In 2001, we wrote-down to lower of cost or market such inventory further in anticipation of the sale of such at less than previously anticipated. Cost of product decreased slightly in 2001.

     Operating expenses as a percentage of revenues decreased from 16.7% ($10,126,111) in 2000 to 15.0% ($10,180,839) in 2001. This percentage decrease is primarily due to total operating expenses increasing only slightly while net sales increased 11.5%. Selling, marketing and advertising expenses decreased by $692,857. This was offset by increased general and administrative expenses of $184,351 and depreciation and amortization expenses of $563,234 in 2001.

     Selling, marketing and advertising expenses in 2001 were $1,487,828 (2.2% of net sales) and in 2000 were $2,180,685 (3.6% of net sales). 2000 expenses were restated for reclassification of CO-OP expenses against net sales per a new FASB ruling. Selling, marketing and advertising expenses decreased by $692,857 primarily due to $403,525 less slotting fees in 2001, $273,576 less outside commissions in 2001 (due to revised commission agreements), and $128,522 less payroll expenses.

     General and administrative expenses in 2001 were $6,461,112 (9.5% of net sales) and in 2000 were $6,276,761 (10.3% of net sales). General and administrative expenses increased $184,351 primarily due to $466,052 more bad debt expense and $347,837 more legal expense in 2001 offset by $647,612 less payroll expenses in 2001.

     Depreciation and amortization expenses in 2001 were $2,231,899 (3.3% of net sales) and in 2000 were $1,668,665 (2.7% of net sales). The increase was due to twelve months of trademark amortization in 2001 versus nine months in 2000. Other income (expenses) decreased from $4,963,286 (8.2% of net sales) expense in 2000 to $376,432 expense (0.6% of net sales) in 2001. This was primarily due to forgiveness of amounts due from related party (Digital Research Technologies) of $3,802,917 in 2000 and interest expense of $1,272,079 in 2000 versus $418,381 in
2001.

     Income taxes benefit for 2000 is due to prior year loss carryforward. Income taxes for 2001 are minimum state taxes.

     Our loss in 2001 was due to four factors. First, we were affected by the general economic slowdown in the first six months of the year. Second, we wrote down nearly $4.0 million in inventory related to the 2000 acquisition of IOM Holdings. Third, we incurred much higher than planned product promotions expenses in Q3 and Q4 for the re-introduction of the Hi-Val and Digital Research Technologies brands. Fourth, we experienced higher expenses due to the effects of September 11, 2001. Our manufacturers reduced their production after September 11, 2001 in anticipation of lower world-wide demand. However, demand for our products did not decrease and therefore, due to product allocation, we did not realize sales until 2002 for which we had backlog in 2001. In addition, product allocation resulted in us using more expensive air freight to bring in product from manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

     During 2002, we financed our operations and capital expenditures primarily through cash provided by operating activities and securities issuances for product. We believe that working capital generated from operations is sufficient to meet current activity. However, should we grow significantly in size through additional large customers or acquisitions, securities issuances or other financing arrangements may be necessary. We currently have trade credit facilities with our major suppliers. Borrowings under these arrangements provide us with interest free trade credit.

     For the year ended December 31, 2002 we had a net increase in cash relative to December 31, 2001 in the amount of $2,896,520. This was due to cash provided by operating activities of $3,260,209 offset by cash used in financing activities of $302,092 and cash used in investing activities of $61,597. Cash provided by operations was from a decrease in accounts receivable of $7,489,342, non-cash entries of $4,470,808, an accrual for settlement payable of $4,000,000, a decrease in prepaid expenses and other current assets of $2,263,469, a decrease in inventory of $1,026,227 and a decrease in other assets of $14,288, offset by a net loss of $8,347,231, a decrease in accounts payable and accrued expenses of $4,690,892, and a decrease in accounts payable to related parties of $2,965,802. Cash used for financing activities was primarily for payment on repurchase of redeemable convertible preferred stock of $1,000,000 offset by net borrowings on the line of credit of $750,586. Cash used for investing activities was for leasehold improvements, furniture and computer equipment, offset by proceeds from the disposal of property and equipment.

     Effective January 1, 2002, we obtained a $9 million asset based line of credit (with a sub-limit of $8 million) with ChinaTrust Bank (USA) which was to expire December 31, 2003. ChinaTrust Bank (USA) renewed our prior $14 million line of credit, but reduced the amount to $9 million due to our history of losses the past three years. Within the sub-limit, up to $8,000,000 is available for issuance of sight letters of credit, refinancing letters of credit, local purchase financing against invoice(s), and working capital loans with maturities up to 150 days. Letters of credit have maturities of up to 60 days. Each advance over a total outstanding line balance of $4,000,000 is subject to the above maturity periods.

     Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.25% as of December 31, 2002), plus 0.75%, subject to a minimum interest rate of 5.5%. As of December 31, 2002, the outstanding balance under the revolving line of credit was $10,372,827. We are required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.

     The line of credit provides for the maintenance of certain financial covenants. As of December 31, 2002, we were in violation of certain covenants. On April 11, 2003, we obtained a waiver from ChinaTrustBank (USA) as to our violation of the covenants. The waiver has an effective date of April 15, 2003. The waiver also modified the original expiration date on the line of credit from December 15, 2003 to October 15, 2003. Therefore all borrowings under the line of credit are due and payable no later than October 15, 2003. We are currently engaged in discussions with financial institutions regarding a replacement line of credit.

     We believe that our failure to either obtain a new bank line of credit or increased trade credit facilities will require us to reduce our purchase of products and thus our sales significantly; however, we believe that we can continue operations at a greatly reduced sales volume. We believe if we are able to either obtain a new line of credit or increased trade credit facilities, such lines of credit and our current cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements at the current sales volumes for the next 12 months.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics Co., Ltd. ("Lung Hwa"), whereby Lung Hwa has agreed to purchase inventory on our behalf. The agreement allows us to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. Lung Hwa will charge us a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if we reach an average running monthly purchasing volume of $750,000 a month. Returns made by us, which are agreed to by the supplier, will result in a credit to us for the handling charge. As security for the trade facility, we paid Lung Hwa a security deposit of $1,500,000 in 2003. The agreement will remain in force continuously. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice. Otherwise, the agreement will remain in force without effecting a new signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice of termination.

     In February 2003, we entered into an agreement with Behavior Tech Computer
(USA) Corp. ("BTC USA") whereby BTC USA will supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, we will insure the consignment inventory, store the consignment inventory for no charge, and furnish BTC USA with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party upon 60 days' prior written notice.
In the event we continue with the revenue growth we have experienced between 2001 and 2002, we may experience net negative cash flows from operations, pending an increase in gross margins, and may be required to obtain additional financing to fund operations through proceeds from offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital through public or private issuance of equity or debt securities or increased trade credit facilities with vendors. In the event we are unsuccessful in securing such financing, we may be required to curtail our sales growth.

     We have no firm long-term sales commitments from any of our customers and enter into individual purchase orders with our customers. We have experienced cancellations of orders and fluctuations in order levels from period to period and expect we will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, our business, financial condition and results of operations will depend upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers, our customers products and the general economy.

     Our backlog at December 31, 2002 was $12,471,083 as compared to a backlog at December 31, 2001 of $11,404,292. Based upon the history of the past twelve months, the December 31, 2002 backlog may be reduced by $1,870,000 (15%) when recognized as sales, due to returns and price protections.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We do not expect adoption of SFAS No. 145 to have a material impact, if any, on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. We do not expect adoption of SFAS No. 146 to have a material impact, if any, on our financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to I/OMagic Corporation.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on our financial statements because we do not have any intention to change to the fair value method.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

     We have not been profitable the last three years and may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of December 31, 2002, we had an accumulated deficit of $14,793,468. During 2002, 2001, and 2000, we incurred net losses in the amount of $8,347,231, $5,547,645, and $6,410,849, respectively. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

OUR CURRENT BANK LINE OF CREDIT WILL EXPIRE ON OCTOBER 15, 2003. IF WE ARE UNABLE TO OBTAIN ANOTHER BANK LINE OF CREDIT, OUR ABILITY TO PURCHASE ADDITIONAL INVENTORY MAY BE ADVERSELY AFFECTED, WHICH WOULD ADVERSELY AFFECT OUR SALES AND NET INCOME.

     We are in violation of certain financial covenants in our agreement for our banking line of credit due to the loss incurred in 2002. ChinaTrust Bank USA has the ability to call our line of credit immediately, which could result in impairment of the purchase of inventory. However, the bank has provided us a waiver for violation of such financial covenants and has provided us with six months to either find another banking facility or to pay off the outstanding balance. We are currently in discussions with financial institutions for a new line of credit. If we are unable to obtain a new line of credit then our ability to expand or sustain our current sales volume will be adversely affected.

FIERCE COMPETITION IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS MARKETPLACE MAY CAUSE A DECLINE IN OUR REVENUES AND FORCE US TO REDUCE PRICES FOR OUR PRODUCTS.

     The market for our products is highly competitive. Our competitors for our hardware products include Hewlett-Packard, Iomega, Memorex, Phillips, Samsung, Sony, TDK and Yamaha. Our competitors for our media products include Fuji, Imation, Maxell, Memorex, PNY, TDK and Verbatim. We also indirectly compete against original equipment manufacturers such as Dell Computer and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate on personal computer motherboards the functionalities provided by our products. We believe that the strategy of certain of our current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for our products or otherwise adversely affect the market for our products. There can be no assurance that we will be able to continue to compete successfully in the marketplace.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO RAPID CHANGES IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS INDUSTRIES.

     Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the computer peripheral and consumer electronics markets in which we compete, encompass evolving consumer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and consumer requirements or may cause us to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins and market share.

OUR CONCENTRATION OF SALES TO FOUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

     During 2002, net sales to our four largest customers represented 27%, 26%, 15%, and 14%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We would have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

     During the year ended December 31, 2002, the sale of our computer peripheral products accounted for 95.3% of our total net sales, and the sale of our consumer electronics products accounted for 4.7% of our total net sales. In many cases we have long-term contracts with our computer peripheral and consumer electronics retailers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of computer peripheral or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the computer peripheral and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN OUR PRODUCTS FROM OUR SUPPLIERS.

     Most of our products are available from multiple sources. However, we currently obtain most of our products from single or limited sources. We have, from time to time, experienced difficulty in obtaining some products. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to find other suppliers or even eliminate products from our product line.
Product shortages could limit our sales capacity and also could result in lower margins due to higher product costs resulting from limited supply or the need to obtain substitute products which are available only at higher costs. Significant increases in the prices of our products could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to pass along price increases to our retailers. Also, an extended interruption in the supply of products or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by impairing our ability to timely deliver quality products to our retailers. Delayed product deliveries due to product shortages or other factors may result in cancellation by our retailers of all or part of their orders. We cannot assure you that cancellations will not occur.

OUR DEPENDENCE ON SALES OF OUR OPTICAL STORAGE AND OPTICAL MEDIA PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF THE MARKET FOR THOSE PRODUCTS DECLINES.

     Net sales of our optical storage and related media products accounted for approximately 85.0% of our net sales for 2002. Although we have introduced products in other segments of the computer peripheral market and in the consumer electronics market, optical storage and optical media products are expected to continue to account for a majority of our sales for at least the next year. A decline in the demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

IF WE FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE THE MARKETPLACE FOR OUR PRODUCTS, WE WILL LIKELY EXPERIENCE A SIGNIFICANT DECLINE IN OUR COMPETITIVE ADVANTAGE RESULTING IN A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the markets for our products often range from as few as three up to twelve months. We believe that our success will be substantially dependent upon our ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing consumer requirements in a cost-effective manner. Even if we are successful in the development and market introduction of new products, we still must correctly forecast consumer demand for those products to avoid either excessive unsold inventory or excessive unfilled orders related to our products. The task of forecasting consumer demand is extremely difficult for new products for which there is little or no sales history, and for indirect channels, where our customers are not the final end-users. Moreover, whenever we offer new products, we also must successfully manage the resulting obsolescence and price erosion of our older products, as well as any resulting price protection charges and inventory returns from our retailers. Accordingly, if we are unable to keep pace with the rapid technological changes within the marketplace for our products, or unable to manage effectively the introduction of new products, our business, financial condition and results of operations will be negatively impacted.

OUR FAILURE TO FORECAST SALES IN THE VOLATILE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS MARKETPLACES COULD RESULT IN LOST REVENUES AND SIGNIFICANT LOSSES.

     We develop and market products in the highly competitive computer peripheral and consumer electronics marketplaces. Our products are very susceptible to obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life-cycles. The timing of introductions of new products can materially affect sales volumes. In addition, new product releases by competitors and accompanying price adjustments to competing products can materially and adversely affect our revenues and gross margins.

     We sell our products to retailers such as mass merchandisers and large electronics chains which sell products primarily off-the-shelf directly to end users. Our reliance on indirect channels of distribution typically results in little or no ability to predict end user demand. We rely upon sales forecasts provided by our retailers in order to comply with order placement demands by these retailers. If these forecasts are inaccurate, we could either have excess inventory, resulting in significant finance costs and product obsolescence, or insufficient inventory, resulting in lost revenues due to our inability to promptly meet consumer demand. Accordingly, our future operating results are largely dependent on our ability to accurately predict the demand for our products. Our failure to accurately predict the demand for our products could result in significant losses from inventory obsolescence and finance charges or substantial lost revenues.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President, Chief Executive Officer and Secretary, Tony Shahbaz. Mr. Shahbaz has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Shahbaz has also developed key personal relationships with our vendors and frequently is extensively involved in our sales and promotional efforts with our key customers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under some circumstances. Consequently, the loss of Mr. Shahbaz or one or more other key members of management could adversely affect our business.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

     Our expansion into new product categories in the computer peripheral and consumer electronics marketplaces has required and will continue to require significant investment and management attention to improve our information systems, product data management, control accounting, telecommunications and networking systems, coordination of suppliers and distribution channels, and general business processes and procedures. We are continuing to expand our product base in the consumer electronics marketplace and expect significant challenges in coordinating supply and distribution processes in what we hope will be a rapidly growing product category.

     Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified marketing, technical support, customer service, sales and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

THE EMERGENCE OF NEW SALES CHANNELS AND THE ACCEPTANCE OF EXISTING ALTERNATIVE SALES CHANNELS MAY RESULT IN FEWER SALES OF OUR PRODUCTS DUE TO OUR INABILITY TO ADAPT TO THESE SALES CHANNELS.

     We are accustomed to conducting business through traditional distribution and retail sales channels. Traditional computer peripheral and consumer electronics distribution and retail channels have suffered from the emergence of alternative sales channels, such as direct mail order, telephone sales by personal computer manufacturers and Internet commerce. The emergence of additional alternative sales channels or increased acceptance of existing alternative sales channels by retailers or consumers may cause a rapid decline in the sales of our products unless we are able to capitalize on those new or more widely accepted sales channels. In addition, new products or changes in the types of products we sell, such as our digital entertainment products, may require specialized value-added reseller channels, which we have not yet fully established. We may be unable to effectively compete in a marketplace that supports numerous alternative sales channels because we do not have experience in sales channels other than traditional distribution and retail sales channels. As a result, in a marketplace in which alternative sales channels continue to emerge, we may suffer from a competitive disadvantage which may have a material and adverse effect on our business.

POLITICAL AND ECONOMIC INSTABILITY IN EAST ASIA COULD HAVE AN ADVERSE IMPACT ON THE SUPPLY OF OUR PRODUCTS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We order nearly all of our products from large manufacturing facilities located primarily in Taiwan, Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in East Asia, the economic ramifications to our suppliers could be devastating. As a result, our ability to conduct operations might be materially and adversely affected. In addition, our suppliers acquire components and raw materials for the manufacturing of our products from a number of countries, many of which do not conduct business in United States dollars. Any severe fluctuation in the value of foreign currencies could materially increase our costs to purchase products. Accordingly, as a result of political or economic instability in East Asia, our operations could be materially and adversely affected.

THE MIGRATION OF OUR PRODUCTS' FUNCTIONALITIES TO PERSONAL COMPUTER MOTHERBOARDS COULD MAKE SOME OF OUR COMPUTER PERIPHERAL PRODUCTS OBSOLETE WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Many of our products are individual computer peripheral products that operate in conjunction with personal computers to provide additional functionalities. Historically, as new functionalities become technologically stable and widely accepted by personal computer users, the cost of providing such functionalities declines dramatically by means of large-scale integration into semiconductor chips, which can be incorporated into personal computer motherboards. If the migration of the functionalities of our products into personal computer motherboards occurs, demand for our products will likely decline significantly. There can be no assurance that the incorporation of new functionalities into personal computer motherboards will not adversely affect the market for our products.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

     Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, Underwriters Laboratories and the Food and Drug Administration as well as numerous industry standards. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations or standards could negatively impact our ability to sell our products.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

     We are not the licensee or owner of any of the intellectual property contained in our products other than our I/OMagic, Hi-Val and Digital Research Technologies brand names, all of which we own. As a result, we do not have a proprietary interest in any of the software, hardware or related technology incorporated in our products. We rely primarily on trademark protection for our I/OMagic, Hi-Val and Digital Research Technologies brand names. There can be no assurance that our means of protecting our proprietary rights in these brand names will deter or prevent their unauthorized use. Our financial condition would be adversely affected if we were to lose our competitive position due to our inability to adequately protect our proprietary rights in our brand names.

     We own, license or have otherwise obtained the right to use certain technologies incorporated in our products. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

     The market prices of securities of technology-based companies have historically been highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2002, the high and low closing sale prices of a share of our common stock were $16.50 and $3.75 (adjusted for our December 20, 2002 one-for-fifteen reverse stock split), respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

     - changes in market valuations of similar companies and stock market price and volume fluctuations generally;
     - economic conditions specific to the computer peripheral and consumer electronics industries;
     - announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
     -  regulatory developments;
     -  fluctuations in our quarterly or annual operating results;
     -  additions or departures of key personnel; and
     -  future sales of our common stock or other securities.

     The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.


BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

     Our common stock trades under the symbol "IOMG" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during 2002. Our sales to a foreign country (Canada) were less than 1% of our total sales, and thus we experienced negligible foreign currency exchange rate risk.
We currently have a line of credit with ChinaTrust Bank in an amount of up to $9 million with a sub-limit of $8 million. The line of credit provides for an interest rate equal to the prime lending rate plus three-quarters of one percent, subject to a minimum interest rate of 5.50%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the ChinaTrust Bank (USA) line of credit.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements included in this report, which begin at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions held by our directors and executive officers as of April 8, 2003 and their business experience are as follows:

NAME                AGE     TITLES
----                ---     ------

Tony Shahbaz(1)     40     Chairman of the Board, President, Chief Executive
                           Officer, Secretary and Director
Steve Gillings      53     Chief Financial Officer
Anthony Andrews     40     Vice President of Engineering and Product Design
and Director
Steel Su(1)         50     Director
Daniel Hou          53     Director
Young-Hyun Shin     49     Director
Daniel Yao          46     Director
-------
(1)   Member of the compensation committee.

     TONY SHAHBAZ is a founder of I/OMagic Corporation and has served as our Chairman of the Board, President, Chief Executive Officer, Secretary and as a director since September 1993, and as our Chief Financial Officer from September 1993 to October 2002. Prior to founding I/OMagic Corporation, Mr. Shahbaz was employed by Western Digital Corporation from September 1986 to March 1993. During his tenure at Western Digital Corporation, Mr. Shahbaz held several positions including Vice President of Worldwide Sales for Western Digital Paradise, and Regional Director of Asia Pacific Sales and Marketing Operations. From 1985 to 1986, Mr. Shahbaz held management positions with Lapin Technology and from 1979 to 1984, Mr. Shahbaz held management positions with Tandon Corporation.

     STEVE GILLINGS has served as our Chief Financial Officer since October 2002. Prior to that, Mr. Gillings served as our Vice President of Finance from October 2000 to October 2002 and as our Controller from November 1997 to October 2000. Mr. Gillings earned a B.S. degree in Accounting from the University of California at Berkeley in 1971 and a Masters degree in Finance from California State University Fullerton in 1992.

     ANTHONY ANDREWS has served as our Vice President of Engineering and Product Design since he joined I/OMagic Corporation in March 1994 and has served as a director since October 1995. From 1988 to 1994, Mr. Andrews was a principal engineer at Western Digital Corporation, where he was involved in product and software design and played a key role in the development of portable notebook power management designs that are used by companies such as IBM and AST. Prior to that, Mr. Andrews was a staff engineer with Rockwell International from 1985 to 1988. Mr. Andrews earned a B.S. degree in Math and Computer Science from the University of California at Los Angeles in 1985.

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

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

     Based solely upon a review of copies of the reports furnished to us during 2002 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons were met.

     Each of our directors is in the process of reviewing all filings made prior to January 1, 2002, pursuant to Section 16(a) in an effort to determine whether any additional and/or amended filings are required to be made.


ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2002, 2001 and 2000 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2002 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                                               COMPENSATION
NAME AND PRINCIPAL POSITION          ANNUAL COMPENSATION          AWARD
---------------------------          -------------------  ----------------------
                                                          SECURITIES
                            YEAR     SALARY    BONUS      UNDERLYING    OTHER
                                                           OPTIONS  COMPENSATION
                           -------   -------  ---------   --------- ------------
                            2002    $202,259   $89,067           -          --
Tony Shahbaz                2001    $140,004         -           -    $40,853(1)
Chairman, President,
Chief Executive Officer
and Secretary               2000    $140,004         -    74,000(3)   $21,231(1)
_______________
(1) Consists of salary earned by Mr. Shahbaz as an employee of IOM Holdings, Inc., a subsidiary of I/OMagic Corporation.
(2) Includes 667 shares of common stock underlying options granted to Mr. Shahbaz's wife, Fedra Shahbaz. The options granted to Mr. Shahbaz and Fedra Shahbaz were immediately exercisable upon the date of grant.

                        OPTION GRANTS IN LAST FISCAL YEAR

     We did not grant any options or stock appreciation rights to Mr. Shahbaz during 2002.

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides information regarding the value of unexercised options held by Mr. Shahbaz as of December 31, 2002. Mr. Shahbaz did not acquire shares through the exercise of any options during the year ended December 31, 2002.

                         NUMBER OF
                  SECURITIES UNDERLYING        VALUE ($) OF UNEXERCISED
                  UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                    DECEMBER 31, 2002            DECEMBER 31, 2002(3)
              ----------------------------     ---------------------------
NAME           EXERCISABLE     UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-------------  -----------     -------------  -----------   -------------
Tony Shahbaz     64,888 (1)       29,113 (2)        $0            $0
______________
(1) Includes 444 shares of common stock underlying options held by Mr. Shahbaz's wife, Fedra Shahbaz.
(2) Includes 223 shares of common stock underlying options held by Mr. Shahbaz's wife, Fedra Shahbaz.
(3) Based upon the last reported sale price of our common stock of $8.50 per share on December 31, 2002 (the last trading day during 2002) as reported on the OTC Bulletin Board, less the exercise price of the options.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     On October 15, 2002, we entered into an employment agreement with Tony Shahbaz for Mr. Shahbaz to serve as our President and Chief Executive Officer. Under the terms of the employment agreement, which are effective as of January 1, 2002, Mr. Shahbaz is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income. Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The employment agreement terminates on October 15, 2007; however, it is subject to renewal. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, Mr. Shahbaz is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination. Pursuant to the employment agreement, upon termination without cause, Mr. Shahbaz shall be paid his remaining salary amount for the remaining outstanding term of the agreement.
Mr. Shahbaz's employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of the I/OMagic Corporation, and that the rights, benefits, and obligations under the agreement shall be assigned to the surviving or resulting corporation or the transferee of I/OMagic Corporation's assets.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2002, Mr. Shahbaz made salary recommendations to our compensation committee regarding salary increases for key executives.

COMPENSATION OF DIRECTORS

     Our directors do not receive any compensation for their services, however each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors' meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of April 8, 2003, a total of 4,529,670 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

     - each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
     -  each of our directors;
     - the named executive officers in the Summary Compensation Table contained elsewhere in this report; and
     -  all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each security holder possesses sole voting and investment power with respect to all of the shares of common stock owned by such security holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a security holder and the percentage ownership of that security holder, shares of common stock subject to options, warrants or preferred stock held by that person that are currently exercisable or convertible or are exercisable or convertible into shares of common stock within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

                                            AMOUNT AND NATURE
NAME AND ADDRESS                              OF BENEFICIAL          PERCENT
OF BENEFICIAL OWNER(1)                       TITLE OF CLASS    OWNERSHIP OF CLASS   OF CLASS
------------------------------------------  -----------------  -------------------  ---------
Tony Shahbaz.                               Common                   2,450,013 (2)      54.1%
Steel Su                                    Common                     635,121 (3)      14.0%
Young-Hyun Shin                             Common                     375,529 (4)       8.3%
Daniel Yao                                  Common                     340,818 (5)       7.5%
Daniel Hou                                  Common                     135,047 (6)       3.0%
Anthony Andrews                             Common                      13,179 (7)         *
Steve Gillings                              Common                       4,666 (8)         *
All executive officers and directors as a
      group (7 persons)                     Common                   3,954,373 (9)      87.3%

_______________
*     Less than 1.00%
(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 1300 Wakeham Avenue, Santa Ana, California 92705. Messrs. Shahbaz, Gillings, and Andrews are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Su, Shin and Yao are directors.
(2) Consists of: (i) 541,334 shares of common stock and 50,222 shares of common stock- underlying options held individually by Mr. Shahbaz; (ii) 493 shares of common stock underlying options held individually by Mr. Shahbaz's wife, Fedra Shahbaz; (iii) 1,223,757 shares of common stock held by Susha, LLC, a California limited liability company ("Susha California"); (iv) 550,001 shares of common stock held by Susha, LLC, a Nevada limited liability company ("Susha Nevada"); and (v) 84,206 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over the shares held by Susha California, Susha Nevada and King Eagle Enterprises, Inc.
(3) Consists of 457,334 shares of common stock and 11,120 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of
common stock held by Behavior Tech Computer Corp. ("BTC").   Mr. Su is the Chief

Executive Officer of BTC and has sole voting and sole investment power over the shares held by BTC.
(4) Represents 375,529 shares of common stock held by BTC Korea Co., Ltd. ("BTC Korea"). Mr. Shin has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Shin is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5) Represents 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation ("Citrine"). Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6) Consists of 1,711 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics.
(7) Consists of 2,491 shares of common stock and 8,000 shares of common stock underlying options held individually by Mr. Andrews, and 2,688 shares of common stock underlying options held individually by Mr. Andrews' wife, Nancy Andrews.
(8) Consists of 4,666 shares of commons stock underlying options held individually by Mr. Gillings.
(9)     Includes 78,900 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2002.


                                                                                      Number of securities
                                                                                      remaining available
                                                                                      for future issuance
                               Number of securities to be      Weighted-average           under equity
                                 issued upon exercise of      exercise price of        compensation plans
                                  outstanding options,       outstanding options,    (excluding securities
                                   warrants and rights       warrants and rights    reflected in column (a))
Plan Category                              (a)                       (b)                      (c)

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS.                      146,167  $                29.90                   247,298
EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS

None. . . . . . . . . . . . .                            0  $                 0.00                         0

TOTAL . . . . . . . . . . . .                      146,167  $                29.90                   247,298


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Citrine, BTC Taiwan, and Behavior Tech Computer (USA) Corp. ("BTC USA"), an affiliate of BTC Taiwan, in the aggregate, manufacture a significant amount of the Company's optical storage and related media products. Each of Citrine, BTC Taiwan, and BTC USA provides us with favorable payment terms in connection with our purchases of inventory from each of these manufacturers. Citrine has agreed to allow us to purchase up to $3,000,000 of inventory upon net 60 day terms. BTC Taiwan and BTC USA, in the aggregate, have agreed to allow us to purchase up to $5,000,000 of inventory upon net 75 day terms (superceded by a subsequent agreement in February 2003, described below). In addition, Hou Electronics, one of our shareholders, has agreed to allow us to purchase up to $2,000,000 of inventory upon net 75 day terms. As of December 31, 2002, we owed $2,397,800 to BTC Taiwan. In addition, we purchase some of our consumer electronics products from BTC Korea. At December 31, 2002, we owed $209,478 to BTC Korea.

     In January 2003, we entered into a trade credit facility with one of our shareholders and manufacturers, Lung Hwa Electronics, whereby they have agreed to purchase inventory on behalf of us. The agreement allows us to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. Lung Hwa Electronics will charge us a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if we reach an average running monthly purchasing volume of $750,000 a month. Returns made by us, which are agreed by the supplier, will result in a credit to us for the handling charge. As security for the trade facility, we paid Lung Hwa Electronics a security deposit of $1,500,000, in 2003. The agreement will remain in force continuously. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice of termination.

     In February 2003, we entered into an agreement with one of our shareholders, BTC USA, whereby they will supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, we will insure the consignment inventory, store the consignment inventory for no charge, and furnish BTC USA with weekly statements, indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days' written notice.

     In 2002, we leased our Santa Ana facility from Alex Properties, which was then owned by Mr. Tony Shahbaz, our President, Chief Executive Officer and Director, and Mr. Steel Su, a director of I/OMagic Corporation. In 2002, we paid $344,069 to Alex Properties for rent.

     We have entered into indemnification agreements with our directors and certain officers containing provisions that may in some respects be broader than the specific indemnification provisions contained in the Nevada Revised Statutes. These agreements provide, among other things, for indemnification of these individuals in proceedings brought by third parties and in stockholder derivative suits. Each agreement also provides for advancement of expenses to the indemnified party.

     We are a party to employment arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

ITEM 14.     CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 14, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d)     Financial Statements and Financial Statement
                           --------------------------------------------
Schedules
        -
     Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Consolidated Financial Statements and Supplemental Information contained on page F-1 of this report.

(a)(3) and (c)     Exhibits
                   --------
     Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

(b)     Reports on Form 8-K
        -------------------
        None.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    AND SUPPLEMENTAL INFORMATION
                                                               DECEMBER 31, 2002
================================================================================



                                                                           Page


INDEPENDENT AUDITOR'S REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                  F-11

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Financial Statement Schedule           F-38

     Valuation and Qualifying Accounts - Schedule II                        F-39

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
I/OMagic Corporation and subsidiary
Santa Ana, California

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/OMagic Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February  14,  2003,  except
     for  the  sixth  paragraph  of
     Note  8,  as  to  which  the
     date is April 11, 2003

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,
================================================================================




                                     ASSETS


                                                         2002         2001
                                                      -----------  -----------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . .  $ 7,320,143  $ 4,423,623
  Accounts receivable, net of allowance for doubtful
    accounts of $2,135,660 and $2,679,118. . . . . .   19,055,201   27,844,543
  Inventory, net of allowance for obsolete inventory
    of $1,046,812 and $558,703 . . . . . . . . . . .    8,240,280   10,377,287
  Inventory in transit . . . . . . . . . . . . . . .      675,000    1,634,420
  Current portion of deferred income taxes . . . . .            -    1,556,000
  Income tax receivable. . . . . . . . . . . . . . .            -       34,311
  Prepaid expenses and other current assets. . . . .       28,955    2,292,424
                                                      -----------  -----------

      Total current assets . . . . . . . . . . . . .   35,319,579   48,162,608

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . .    1,059,067    1,266,216
TRADEMARK, net of accumulated amortization
  of $4,292,308 and $3,375,976 . . . . . . . . . . .    5,353,371    6,269,703
DEFERRED INCOME TAXES, net of current portion. . . .            -      165,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .       25,952       40,240
                                                      -----------  -----------

          TOTAL ASSETS . . . . . . . . . . . . . . .  $41,757,969  $55,903,767
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,
================================================================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           2002           2001
                                                       -------------  -------------
CURRENT LIABILITIES
  Line of credit. . . . . . . . . . . . . . . . . . .  $ 10,372,827   $  9,622,241
  Current portion of capital lease obligations. . . .             -         10,978
  Accounts payable and accrued expenses . . . . . . .     7,285,246     11,976,138
  Accounts payable - related parties. . . . . . . . .     2,607,278      5,573,080
  Reserves for customer returns and allowances. . . .       765,898      2,605,679
  Current portion of settlement payable . . . . . . .     3,000,000              -
                                                       -------------  -------------

    Total current liabilities . . . . . . . . . . . .    24,031,249     29,788,116

  SETTLEMENT PAYABLE, net of current portion. . . . .     1,000,000              -
                                                       -------------  -------------

      Total liabilities . . . . . . . . . . . . . . .    25,031,249     29,788,116
                                                       -------------  -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  10,000,000 shares authorized, $0.001 par value
    Series A, 1,000,000 shares authorized
      0 and 875,000 shares issued and outstanding . .             -            875
    Series B, 1,000,000 shares authorized
      0 and 250,000 shares issued and outstanding . .             -            250
  Additional paid-in capital. . . . . . . . . . . . .             -      8,998,875
                                                       -------------  -------------

        Total redeemable convertible preferred stock.             -      9,000,000
                                                       -------------  -------------

STOCKHOLDERS' EQUITY
  Class A common stock, $0.001 par value
    100,000,000 shares authorized
    4,529,670 and 4,528,837 shares issued and
      outstanding . . . . . . . . . . . . . . . . . .         4,530          4,529
  Additional paid-in capital. . . . . . . . . . . . .    31,557,988     31,557,359
  Treasury stock. . . . . . . . . . . . . . . . . . .       (42,330)             -
  Accumulated deficit . . . . . . . . . . . . . . . .   (14,793,468)   (14,446,237)
                                                       -------------  -------------

        Total stockholders' equity. . . . . . . . . .    16,726,720     17,115,651
                                                       -------------  -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 41,757,969   $ 55,903,767
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                                                               I/OMAGIC CORPORATION
                                                                     AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED DECEMBER 31,
====================================================================================


                                                2002          2001          2000
                                            ------------  ------------  ------------
NET SALES. . . . . . . . . . . . . . . . .  $83,529,708   $67,788,959   $60,805,437
COST OF SALES. . . . . . . . . . . . . . .   74,665,823    62,776,334    53,126,489
                                            ------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . .    8,863,885     5,012,625     7,678,948
                                            ------------  ------------  ------------

OPERATING EXPENSES
  Selling, marketing, and advertising. . .    1,437,704     1,487,828     2,180,685
  General and administrative . . . . . . .    7,360,904     6,461,112     6,276,761
  Depreciation and amortization. . . . . .    1,223,837     2,231,899     1,668,665
                                            ------------  ------------  ------------

    Total operating expenses . . . . . . .   10,022,445    10,180,839    10,126,111
                                            ------------  ------------  ------------

LOSS FROM OPERATIONS . . . . . . . . . . .   (1,158,560)   (5,168,214)   (2,447,163)
                                            ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . . .        2,047        31,780        59,600
  Interest expense . . . . . . . . . . . .     (385,948)     (418,381)   (1,272,079)
  Forgiveness of amounts due from related
    party. . . . . . . . . . . . . . . . .            -             -    (3,802,917)
  Settlement expense and related legal
    costs. . . . . . . . . . . . . . . . .   (5,179,891)            -             -
  Gain on disposal of property and
    equipment. . . . . . . . . . . . . . .       38,759             -             -
  Other income . . . . . . . . . . . . . .            -        10,170        52,110
                                            ------------  ------------  ------------

      Total other income (expense) . . . .   (5,525,033)     (376,431)   (4,963,286)
                                            ------------  ------------  ------------

LOSS BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES. . . . . . .   (6,683,593)   (5,544,645)   (7,410,449)
PROVISION FOR (BENEFIT FROM) INCOME
  TAXES. . . . . . . . . . . . . . . . . .    1,663,638         3,000      (999,600)
                                            ------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . .  $(8,347,231)  $(5,547,645)  $(6,410,849)
                                            ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE . . . . .  $     (1.84)  $     (1.23)  $     (2.44)
                                            ============  ============  ============
BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING . . . . . . . . . . .    4,528,894     4,528,341     2,629,894
                                            ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                   I/OMAGIC CORPORATION
                                                                                                         AND SUBSIDIARY
                                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                       FOR THE YEARS ENDED DECEMBER 31,
=======================================================================================================================


                                                                                Additional    Deferred
                                                                                 Paid-In      Compen-       Treasury
                                           Class A Common Stock                  Capital      sation         Stock
                                           ---------------------  -----------  ------------  -------------  -----------
                                           Shares                 Amount
                                           ---------------------  -----------

BALANCE, DECEMBER 31, 1999. . . . . . . .             2,153,954   $    2,154   $10,542,052   $    (15,500)  $ (165,000)

ISSUANCE OF COMMON STOCK IN CONNECTION
WITH THE EXERCISE OF WARRANTS . . . . . .                 5,524            6        53,009              -            -

COMMON STOCK ISSUED FOR INVENTORY . . . .               757,484          757    12,999,243              -            -

COMMON STOCK ISSUED FOR CASH. . . . . . .                42,194           42     1,999,958              -            -

COMMON STOCK ISSUED FOR LEGAL SERVICES. .                 2,667            3        59,997              -            -

COMMON STOCK ISSUED FOR SERVICES RENDERED                 2,848            3            39              -            -

TREASURY STOCK RETIRED. . . . . . . . . .               (36,667)         (37)     (164,963)             -      165,000

COMMON STOCK ISSUED IN CONNECTION WITH
THE ACQUISITION OF IOM HOLDINGS, INC. . .             1,600,000        1,600     5,998,400              -            -

AMORTIZATION OF DEFERRED COMPENSATION . .                     -            -             -         12,400            -

TAX BENEFIT RELATED TO THE EXERCISE OF

NON-STATUTORY STOCK OPTIONS . . . . . . .                     -            -        69,000              -            -

NET LOSS. . . . . . . . . . . . . . . . .             _________    _________    __________      _________    _________



                                           Accumulated
                                            Deficit        Total
                                          ------------  ------------


BALANCE, DECEMBER 31, 1999. . . . . . . .  $(2,487,743)  $ 7,875,963

ISSUANCE OF COMMON STOCK IN CONNECTION
WITH THE EXERCISE OF WARRANTS . . . . . .            -        53,015

COMMON STOCK ISSUED FOR INVENTORY . . . .            -    13,000,000

COMMON STOCK ISSUED FOR CASH. . . . . . .            -     2,000,000

COMMON STOCK ISSUED FOR LEGAL SERVICES. .            -        60,000

COMMON STOCK ISSUED FOR SERVICES RENDERED            -            42

TREASURY STOCK RETIRED. . . . . . . . . .            -             -

COMMON STOCK ISSUED IN CONNECTION WITH
THE ACQUISITION OF IOM HOLDINGS, INC. . .            -     6,000,000

AMORTIZATION OF DEFERRED COMPENSATION . .            -        12,400
TAX BENEFIT RELATED TO THE EXERCISE OF

NON-STATUTORY STOCK OPTIONS . . . . . . .            -        69,000

NET LOSS. . . . . . . . . . . . . . . . .   (6,410,849)   (6,410,849)
                                           ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                                                                                            I/OMAGIC CORPORATION
                                                                                                                  AND SUBSIDIARY
                                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                FOR THE YEARS ENDED DECEMBER 31,
================================================================================================================================


                                                                   Additional   Deferred
                                                                     Paid-In     Compen-    Treasury  Accumulated
                                           Class A Common Stock      Capital     sation     Stock       Deficit        Total
                                           ---------------------   ----------- ----------- ---------  -------------- ----------
                                           Shares      Amount
                                           ---------------------

BALANCE, DECEMBER 31, 2000 . . . . . .   4,528,004   $     4,528   $31,556,735  $(3,100)  $      -   $ (8,898,592)  $22,659,571

ISSUANCE OF COMMON STOCK IN CONNECTION
WITH THE EXERCISE OF WARRANTS. . . . .         833             1           624        -          -              -           625

AMORTIZATION OF DEFERRED COMPENSATION.           -             -             -    3,100          -              -         3,100

NET LOSS . . . . . . . . . . . . . . .           -             -             -        -          -     (5,547,645)   (5,547,645)
                                                                                                       -----------  ------------

BALANCE, DECEMBER 31, 2001 . . . . . .   4,528,837         4,529    31,557,359        -          -    (14,446,237)   17,115,651

PURCHASE OF TREASURY STOCK . . . . . .           -             -             -        -    (42,330)             -       (42,330)

REDEMPTION OF SERIES A - REDEEMABLE
   CONVERTIBLE PREFERRED STOCK . . . .           -             -             -        -          -      6,222,222     6,222,222

REDEMPTION OF SERIES B - REDEEMABLE
   CONVERTIBLE PREFERRED STOCK . . . .           -             -             -        -          -      1,777,778     1,777,778

ISSUANCE IN COMMON STOCK IN CONNECTION
   WITH THE EXERCISE OF WARRANTS . . .         833             1           629        -          -              -           630

NET LOSS . . . . . . . . . . . . . . .           -             -             -        -          -     (8,347,231)   (8,347,231)
                                                                                                     -------------   ----------
   BALANCE, DECEMBER 31, 2002. . . . .   4,529,670   $     4,530   $31,557,988  $     -   $(42,330)  $(14,793,468)  $16,726,720
                                        ===========  ============  ===========  ========  =========  =============  ============

                             The accompanying notes are an integral part of these financial statements.

                                                                           I/OMAGIC CORPORATION
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               FOR THE YEARS ENDED DECEMBER 31,
===============================================================================================

                                                             2002           2001          2000
                                                      ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . .  $(8,347,231)  $ (5,547,645)  $(6,410,849)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
Depreciation and amortization. . . . . . . . . . . .      307,505        302,775       221,813
Gain on disposal of property and equipment . . . . .      (38,759)             -             -
Amortization of trademark. . . . . . . . . . . . . .      916,332      1,929,124     1,446,852
Amortization of deferred compensation. . . . . . . .            -          3,100        12,400
Allowance for doubtful accounts. . . . . . . . . . .    1,300,000        850,937     2,420,210
Reserves for customer returns and allowances . . . .   (1,839,781)       373,592     1,086,519
Reserves for obsolete inventory. . . . . . . . . . .    2,070,200        410,000     2,716,303
Forgiveness of amounts due from related party. . . .            -              -     3,802,917
Interest imputed on notes payable. . . . . . . . . .            -              -       477,181
Deferred income taxes. . . . . . . . . . . . . . . .            -              -    (1,070,000)
Impairment of deferred income taxes. . . . . . . . .    1,755,311              -             -
Tax effect of exercised options. . . . . . . . . . .            -              -        69,000
(Increase) decrease in
Accounts receivable. . . . . . . . . . . . . . . . .    7,489,342    (10,585,686)   (7,427,017)
Accounts receivable - related parties. . . . . . . .            -         84,710     4,342,607
Inventory. . . . . . . . . . . . . . . . . . . . . .    1,026,227      7,373,008     1,712,635
Prepaid expenses and other current assets. . . . . .    2,263,469     (2,107,901)     (135,403)
Due from related party . . . . . . . . . . . . . . .            -              -    (2,108,220)
Other assets . . . . . . . . . . . . . . . . . . . .       14,288              -       (18,752)
Increase (decrease) in
Accounts payable and accrued expenses. . . . . . . .   (4,690,892)     6,442,547     3,774,351
Accounts payable - related parties . . . . . . . . .   (2,965,802)    (1,065,041)   (4,898,948)
Income taxes payable . . . . . . . . . . . . . . . .            -              -      (140,311)
Settlement payable . . . . . . . . . . . . . . . . .    4,000,000              -             -
                                                      ------------  -------------  ------------
Net cash provided by (used in) operating activities.    3,260,209     (1,536,480)     (126,712)
                                                      ------------  -------------  ------------

           The accompanying notes are an integral part of these financial statements.


                                                                        I/OMAGIC CORPORATION
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            FOR THE YEARS ENDED DECEMBER 31,
============================================================================================
                                                             2002         2001         2000
                                                      ------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment . .  $    74,000   $        -   $        -
Purchase of property and equipment . . . . . . . . .     (135,597)    (141,219)    (220,242)
                                                      ------------  -----------  -----------
Net cash used in investing activities. . . . . . . .      (61,597)    (141,219)    (220,242)
                                                      ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit . . . . . . . . . .      750,586    2,625,272      118,634
Payments on capital lease obligations. . . . . . . .      (10,978)     (27,121)     (17,804)
Payments on notes payable. . . . . . . . . . . . . .            -            -     (247,909)
Purchase of treasury stock . . . . . . . . . . . . .      (42,330)           -            -
Payments on redemption of redeemable
   convertible preferred stock . . . . . . . . . . .   (1,000,000)           -            -
Proceeds from issuance of common stock . . . . . . .            -            -    2,000,000
Proceeds from exercise of warrants . . . . . . . . .          630          625       53,057
                                                      ------------  -----------  -----------
Net cash provided by (used in) financing activities.     (302,092)   2,598,776    1,905,978
                                                      ------------  -----------  -----------
Net increase in cash and cash equivalents. . . . . .    2,896,520      921,077    1,559,024
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . .    4,423,623    3,502,546    1,943,522
                                                      ------------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . .  $ 7,320,143   $4,423,623   $3,502,546
                                                      ============  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  INTEREST PAID. . . . . . . . . . . . . . . . . . .  $   363,171   $  396,868   $  794,888
                                                      ============  ===========  ===========
 INCOME TAXES PAID (REFUNDED). . . . . . . . . . . .  $   (91,055)  $    3,000   $   27,500
                                                      ============  ===========  ===========


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

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

     - Paid $1,000,000 to redeem 875,000 shares of Series A redeemable convertible preferred stock and 250,000 shares of Series B redeemable convertible preferred stock, valued at $7,000,000 and $2,000,000, respectively. The gain on redemption of $8,000,000 was netted against accumulated deficit in the consolidated balance sheet.

The Company did not have any non-cash transactions during the year ended December 31, 2001.

During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

     -  Received $5,000,000 in inventory for 416,667 shares of common stock.
     -  Received $8,000,000 in inventory for 340,817 shares of common stock.
     - Received $5,011,000 in inventory and a reduction in accounts payable of $989,000 for 125,000 shares of IOM Holdings, Inc., which were later converted into 320,000 shares of I/OMagic Corporation.
     - Received $1,003,413 in inventory in exchange for a reduction in accounts receivable of the same amount.
     - Issued 1,125,000 shares of preferred stock in exchange for $9,000,000 of debt.
     -  Received $60,000 in legal services for 2,667 shares of common stock.
     -  Cancelled 36,667 shares of treasury stock outstanding totaling $165,000.
     - Issued 1,600,000 shares of common stock in exchange for 100% of the issued and outstanding shares of IOM Holdings, Inc.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================


NOTE  1  -  ORGANIZATION  AND  BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute optical storage and media, multimedia, input-output peripheral products and solutions for the desktop and mobile computing markets, and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retail customers.

In March 1996, I/OMagic Corporation, a California corporation ("I/OMagic California"), originally incorporated on September 30, 1993, entered into a Plan of Exchange and Acquisition Agreement (the "Acquisition Agreement") with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

Acquisitions
------------
Hi-Val,  Inc.

On March 29, 2000, IOM Holdings, Inc. ("IOMH") acquired certain assets of Hi-Val, Inc. ("Hi-Val") from Development Specialists, Inc., the assignee of Hi-Val's assets pursuant to a general assignment executed by Hi-Val pursuant to
Section 493.010 of the California Code of Civil Procedure. The stated purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest. The purchase price was paid by IOMH as follows: (i) $6,878,335 in cash, (ii) $7,000,000 in the form of a promissory note at 0% interest (imputed to $6,522,819 based on 9.5% interest), and (iii) $2,000,000 in the form of a promissory note at prime (9.5% as of December 31,
2000). In connection with the transaction, IOMH paid $712,681 to its lender, Finova Capital Corporation. IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as the trademarks, which were being amortized on a straight-line basis over five years. During the year ended December 31, 2001, the term was changed to 10 years. The acquisition was accounted for by the purchase method.

For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

                      Accounts  receivable     $     2,987,637
                      Inventory                      1,890,818
                      Due  from related party          563,689
                      Property  and  equipment       1,173,654
                      Liabilities  assumed            (860,323)
                      Trademark                      9,645,679
                                                     ---------

                                     TOTAL     $    15,401,154
                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  1  -  ORGANIZATION  AND  BUSINESS  (CONTINUED)

Acquisitions(Continued)
------------
IOM  Holdings,  Inc.

On December 31, 2000, I/OMagic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 24,000,000 restricted shares (pre-reverse stock split, or 1,600,000 post-reverse stock split) of common stock. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of I/OMagic and its subsidiary, IOMH. All material intercompany accounts and transactions have been eliminated.

Revenue  Recognition
--------------------
For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. For the years ended December 31, 2002, 2001, and 2000, the Company had reserves for sales returns totaling $367,626, $861,831, and $315,015, respectively.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Income
---------------------
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2002, 2001, and 2000, comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory
---------
Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

Property  and  Equipment
------------------------
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Trademarks
----------
The trademarks are being amortized over a 10-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable. When factors indicate that the value of the trademarks may be impaired, the Company estimates the remaining value and reduces the trademarks to that amount.

Accounting  for  the  Impairment  of  Long-Lived  Assets
--------------------------------------------------------
The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was not any impairment of long-lived assets during the years ended December 31, 2002, 2001, and 2000.

Fair  Value  of  Financial  Instruments
---------------------------------------
For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, deferred income taxes, income tax receivable, prepaid expenses and other current assets, trademarks, other assets, line of credit, capital lease obligations, accounts payable and accrued expenses, accounts payable - related parties, reserve for customer returns and allowances, and settlement payable, the carrying amounts approximate fair value due to their short maturities.

Stock-Based  Compensation
-------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Advertising  Costs
------------------
The Company expenses advertising costs as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising costs were $3,500, $120,577, and $218,956, respectively.

Income  Taxes
-------------
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Loss  Per  Share
----------------
The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company had net losses for the years ended December 31, 2002, 2001, and 2000, basic and diluted loss per share are the same.

The following potential common shares have been excluded from the computations of diluted net loss per share for the years ended December 31, 2002, 2001, and 2000 because the effect would have been anti-dilutive:

                                   2002                2001                2000
                              ----------          ----------          ----------

   Stock options outstanding    146,167             166,500             179,000
   Warrants  outstanding              -               8,000              63,633
   Redeemable  convertible
    Preferred stock                   -             240,000             240,000
                                -------             -------             -------
                 TOTAL          146,167             414,500             482,633
                                =======             =======             =======

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------
In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recently  Issued  Accounting  Pronouncements  (Continued)
--------------------------------------------
In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

Reclassifications
-----------------
Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net loss.


NOTE  3  -  RISKS  AND  UNCERTAINTIES

Technological  Obsolescence
---------------------------
The computer industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheets.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  3  -  RISKS  AND  UNCERTAINTIES  (CONTINUED)

Reliance  on  Independent  and  Related  Party  Manufacturers/Subcontractors
----------------------------------------------------------------------------
The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent and related party manufacturers/subcontractors may manufacture and supply products for the Company's existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company's "agreement" with the manufacturer. Therefore, any of these companies could terminate their relationships with the Company at any time. In the event the Company were to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

Reliance  on  Retail  Distributors
----------------------------------
The Company's success will depend to a significant extent upon the ability to develop and maintain a multi-channel distribution system with retail distributors to sell the Company's products in the marketplace. There cannot be any assurance that the Company will be successful in obtaining and retaining the retail distributors it requires to continue to grow and expand its marketing and sales efforts.


NOTE  4  -  CONCENTRATIONS  OF  RISK

Cash  and  Cash  Equivalents
----------------------------
The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2002 and 2001, balances totaling $7,453,045 and $4,904,747, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

In connection with the Company's revolving line of credit, the Company is required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000 at December 31, 2002 and 2001.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  4  -  CONCENTRATIONS  OF  RISK  (CONTINUED)

Customers
---------
During the year ended December 31, 2002, the Company had net sales to four major customers that represented 27%, 26%, 15%, and 14% of net sales. As of December 31, 2002, the Company had four customers that accounted for 28%, 25%, 17%, and 16% of accounts receivable.

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

Suppliers
---------
During the year ended December 31, 2002, the Company purchased inventory from two related party vendors that represented 47% and 18% of purchases. As of December 31, 2002, there were two suppliers that represented 60% and 12% of accounts payable and accounts payable - related parties.

During the year ended December 31, 2001, the Company purchased inventory from two related party vendors that represented 26% and 14% of purchases. As of December 31, 2001, there were two suppliers that represented 51% and 42% of accounts payable and accounts payable - related parties.

During the year ended December 31, 2000, the Company purchased inventory from one related party vendor that represented 47% of purchases. As of December 31, 2000, there was one supplier that represented 32% of accounts payable and accounts payable - related parties.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  5  -  INVENTORY

Inventory  as  of  December  31,  2002  and  2001  consisted  of  the following:

                                                   2002                2001
                                           ----------------    ----------------

     Component  parts                      $     3,098,085     $     5,243,285
     Finished  goods                             6,189,007           5,692,705
     Reserves  for  inventory                   (1,046,812)           (558,703)
                                           ---------------     ----------------
                                 TOTAL     $     8,240,280     $    10,377,287
                                           ===============     ================


NOTE  6  -  PROPERTY  AND  EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 consisted of the following:

                                                   2002                2001
                                           ----------------    ----------------

     Computer  equipment  and  software     $      988,666     $     957,079
     Warehouse  equipment                           58,570            78,465
     Office  furniture  and  equipment             241,557           161,339
     Equipment  under  capital  leases                   -            94,136
     Vehicles                                       91,304             6,707
     Leasehold  improvements                       631,129           651,187
                                           ---------------     ----------------
                                                 2,011,226         1,948,913
     Less  accumulated  depreciation
               and  amortization                   952,159           682,697
                                           ---------------     ----------------
                                 TOTAL     $     1,059,067     $   1,266,216
                                           ===============     ================

For the years ended December 31, 2002, 2001, and 2000, depreciation and amortization expense was $307,505, $302,775, and $221,813, respectively.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================
NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2002 and 2001 consisted of the following:
                                                  2002                2001
                                             ----------------    -------------

    Accounts  payable                         $    1,709,736     $    311,832
    Accrued  rebates  and  marketing               4,041,126       10,395,995
    Accrued compensation and related benefits        301,851          452,517
     Other                                         1,232,533          815,794
                                             ----------------    -------------
                                    TOTAL     $    7,285,246     $ 11,976,138
                                             ================    =============

NOTE  8  -  LINE  OF  CREDIT

The Company maintains a revolving line of credit with a financial institution that allows it to borrow a maximum of $9,000,000 with a sub-limit of $8,000,000. The line of credit expires December 31, 2003 and is secured by a UCC filing on substantially all of the Company's assets.

Within the sub-limit, up to $8,000,000 is available for issuance of sight letters of credit, refinancing letters of credit, local purchase financing against invoice(s), and working capital loans with maturities up to 150 days. Letters of credit have maturities of up to 60 days. Each advance over a total outstanding line balance of $4,000,000 is subject to the above maturity periods.

Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds.

The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.25% as of December 31, 2002), plus 0.75%, subject to a minimum interest rate of 5.5%. As of December 31, 2002, the outstanding balance under the revolving line of credit was $10,372,827.

The Company is required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  8  -  LINE  OF  CREDIT  (CONTINUED)

The line of credit provides for the maintenance of certain financial covenants. The Company was not in compliance with certain covenants at December 31, 2002. The line of credit is included in current liabilities in the accompanying consolidated balance sheet. The Company received a waiver from the financial institution for six months from April 2003. The waiver stipulates that if the defaults are not cured within 15 days, the bank is willing to forbear from enforcing the defaults, provided that the Company pays in full the outstanding amounts under the line of credit by October 15, 2003. This agreement will be subject to the Company entering into a forbearance agreement with the bank on terms and conditions satisfactory to the bank, at its sole discretion.


NOTE  9  -  CREDIT  FACILITIES  FROM  RELATED  PARTY

In connection with a 1997 Strategic Alliance Agreement, the Company also has available a trade credit facility through a stockholder and supplier for borrowings up to $2,000,000. Borrowings are non-interest-bearing and are due 75 days from the date of the borrowing. The credit agreement can be mutually terminated at any time. As of December 31, 2002 and 2001, the trade credit facility was unused.

In connection with an April 1999 subscription agreement, the Company also has available a trade credit facility through a stockholder and supplier that provides a trade credit facility of up to $5,000,000 carrying net 75 day terms, as defined. As of December 31, 2002 and 2001, there was $2,607,278 and $2,993,578, respectively, outstanding under this arrangement, which is included in accounts payable - related parties in the accompanying balance sheets.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

Leases
------
The Company leased its warehouse and office space from a related party that was, prior to March 2003, under the control of an officer of the Company. It also leases certain equipment under non-cancelable, operating lease agreements. All of the leases require initial, minimum, monthly, aggregate payments of $31,423 and expire through March 2005.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Leases  (Continued)
------
In March 2003, in connection with the settlement of the Vakili lawsuit (see Litigation), an officer of the Company relinquished control, to the Vakilis, of the entity that owns the warehouse and office space that is being leased by the Company. Under the terms of the settlement agreement, the lease dated April 1, 2000, as amended on June 1, 2000 and which originally expired in March 2010, was terminated and replaced with a new lease. The new lease requires monthly payments of $28,687 and expires on September 30, 2003. It may be terminated prior to the expiration date, but only after June 30, 2003, upon 20 days' written notice to the landlord.

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2002 were as follows:

      Year  Ending
     December  31,
     -------------

          2003                                 $     289,263
          2004                                        26,211
          2005                                        18,927
                                               -------------
                                     TOTAL     $     334,401
                                               =============

For the years ended December 31, 2002, 2001, and 2000, rent expense was $431,590, $557,530, and $491,340, respectively.

Service  Agreements
-------------------
Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2002, 2001, and 2000, the Company incurred expenses of $349,056, $383,395, and $350,457, respectively, in connection with such arrangements. Such is included in general and administrative expenses in the accompanying statements of operations.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Employment  Contract
--------------------
The Company entered into an employment contract with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for a minimum base salary, as reported, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the years ended December 31, 2002, 2001, and 2000, bonuses totaling $89,067, $0, and $165,396, respectively, were paid under the terms of this agreement. As of December 31, 2002 and 2001, the accrued bonuses were approximately $0 and $98,000, respectively, which are included in accounts payable and accrued expenses in the accompanying balance sheets.

Retail  Agreements
------------------
In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends.

In May 2001, the Company entered into an agreement to provide marketing and promotional funds to a customer up to 10% of the net sales to this customer for a 24-month period, which was temporarily adjusted to 17% for a period during the year ended December 31, 2001. During the year ended December 31, 2001, the Company paid $6,068,479, of which $2,193,535 and $3,874,944 was expensed during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $0 and $2,193,535 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2002, 2001, and 2000, the Company incurred $3,388,570, $2,890,502, and $1,386,261, respectively, related to its retail agreements with its customers. These amounts are netted against revenue in the accompanying statements of operations.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation
----------
Effective on or about March 28, 2003, the Company, among others, entered into a settlement agreement and general release with Mark Vakili, Mitra Vakili, Hi-Val, and others, in connection with a complaint filed in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894). Under the terms of the settlement agreement and general release, the Company paid $3,000,000 on March 31, 2003 and is obligated to pay an additional $1,000,000 on March 15, 2004. The settlement agreement also provides, among other things, that Mr. Shahbaz and Mr. Su, each a director of the Company, will each relinquish any claims held by either of them to any interest in Alex Properties, a California general partnership that holds title to the Company's corporate headquarters and warehouse.

Pursuant to the settlement agreement and general release, Mr. Shahbaz and Mr. Su will also transfer to parties designated by Mark and Mitra Vakili, an aggregate of 13,333 shares of the Company's common stock from the 66,667 shares of the Company's common stock being returned by Mark and Mitra Vakili to Mr. Shahbaz and Mr. Su. Mr. Shahbaz and Mr. Su had previously transferred the 66,667 shares to Mark and Mitra Vakili.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE  11  -  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

During December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock. Preferred stockholders of the Series A preferred stock do not have voting powers and are entitled to receive dividends on an equal basis with the holders of common stock of the Company.

In addition, the Company designated 1,000,000 shares as Series B preferred stock. The Series B stockholder has the same rights as the Series A holders, except the Company will be obligated to redeem any issued shares which have been outstanding for two years.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  11  -  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK  (CONTINUED)

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

On October 25, 2002, the Company redeemed all of the issued Series A and Series B redeemable convertible preferred stock totaling 875,000 and 250,000 shares, respectively, for a payment of $1,000,000. The gain on redemption of $8,000,000 was netted against accumulated deficit in the accompanying consolidated balance sheet.

NOTE  12  -  COMMON  STOCK

Amendment  to  Articles  of  Incorporation
------------------------------------------
On January 12, 2001, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 50,000,000 to 100,000,000. On December 6, 2002, the Company amended its Articles of Incorporation to effect a 1-for-15 reverse stock split as of December 20, 2002.

Common  Stock  Issued  for  Legal  Services
-------------------------------------------
During the year ended December 31, 2000, the Company issued 2,667 shares of common stock for $60,000 in legal services, which represented the fair market value of the services rendered.

Common  Stock  Issued  in  Connection  with  the  Exercise  of  Warrants
------------------------------------------------------------------------
During the year ended December 31, 2002, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of warrants for cash of $630 or at a per share price of $0.75.

During the year ended December 31, 2001, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of warrants for cash of $625, or at a per share price of $0.75.

During the year ended December 31, 2000, the Company issued an aggregate of 5,524 restricted shares of common stock in connection with the exercise of warrants for cash of $53,015, or at a per share price ranging from $0.75 to $30 per share.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  12  -  COMMON  STOCK  (CONTINUED)

Common  Stock  Issued  in  Exchange  for  Inventory
---------------------------------------------------
On January 4, 2000, the Company issued 416,667 shares of restricted common stock to a stockholder and vendor, valued at $12 per share, for $5,000,000 of inventory, as defined (valued at transferor's cost basis).

On December 10, 2000, the Company issued 340,817 shares of restricted common stock to a stockholder and vendor, valued at $23.40 per share, for $8,000,000 of inventory, as defined (valued at transferor's cost basis).

Common  Stock  Issued  for  Cash
--------------------------------
On March 7, 2000, the Company issued 42,194 shares of restricted common stock to a stockholder and vendor, valued at $47.40, for $2,000,000 in cash. This issuance of common stock made by the Company carries registration rights.

Treasury  Stock
---------------
On February 12, 2002, the Company announced the approval by the Board of Directors of the Company to redeem its own stock in open market transactions of up to $500,000. During the year ended December 31, 2002, the Company purchased 4,226 shares of common stock for $42,330 on the open market. It is the Company's intention to cancel these shares.

Stock  Split
------------
In December 2002, the Company effectuated a 1-for-15 reverse stock split. All share and per share data have been retroactively restated to reflect this reverse stock split.


NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS

Warrants
--------
In connection with an October 1995 private placement of notes payable and warrants, the Company issued 53,667 A Warrants to purchase common stock for $0.75 per share, exercisable for five years from the date of issuance, and 53,667 B Warrants to purchase common stock for $14.25 per share, exercisable for five years from the date of issuance. For every 30 days the B Warrants were outstanding, commencing six months from the date of issuance, the B Warrant holders were entitled to a $0.60 discount on the exercise price per month to a minimum exercise price of $7.50 per share.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Warrants  (Continued)
--------
Interest expense ascribed to the warrants was deemed to be insignificant and recording such was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. During the years ended December 31, 2001 and 2000, A Warrants aggregating 833 and 1,667, respectively, have been exercised. Through December 31, 2001, A Warrants aggregating 53,534 have been exercised. As of December 31, 2001, the remaining 133 outstanding A warrants expired. Through December 31, 2001, B warrants aggregating 1,667 have been exercised. As of December 31, 2001, the remaining 52,000 outstanding B warrants expired.

In connection with an October 1995 private placement for placement agent services, the Company issued 8,342 A Warrants to purchase common stock for $1.50 per share exercisable for five years from the date of issue and 8,342 B Warrants to purchase common stock for $16.50 per share, exercisable for five years from the date of issuance. During the year ended December 31, 2000, 1,191 of these A Warrants were exercised. Through December 31, 2000, 6,381 of these A Warrants were exercised. As of December 31, 2000, the remaining 1,961 outstanding A warrants and 8,342 outstanding B warrants expired.

In October 1995, the Company issued to an officer 22,667 warrants to purchase restricted shares of common stock for $0.15 per share exercisable for five years from the date of grant. No compensation expense was charged to operations as the fair value of the shares and services received was nominal. Fair value was determined by management to be the amount that would have been paid had the Company paid cash for such services. In addition, expense was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. These warrants carried piggyback registration rights, as defined. As of December 31, 2000, none of the warrants had been exercised, and such warrants expired.

Through December 31, 1996, the Company issued an aggregate 6,667 warrants to purchase restricted shares of common stock for $24.75 per share, exercisable five years from the date of grant, to a consultant for services provided. Compensation expense related to these warrants, as determined by management to be the fair value of services received had the Company paid cash, was insignificant. As of December 31, 2001, none of the warrants had been exercised, and such warrants expired.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Warrants  (Continued)
--------
During the years ended December 31, 2001 and 2000, the Company issued warrants to purchase 8,000 and 2,667 shares, respectively, of restricted common stock to the Company's prior law firm and a consultant, respectively. The warrants were exercisable at prices ranging from $4.50 to $30 (fair market value or higher) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services as invoiced services are paid in cash. Accordingly, the Company did not record legal or consulting expense. During the years ended December 31, 2001 and 2000, 0 and 2,667 warrants, respectively, were exercised. As of December 31, 2002, none of the remaining warrants were exercised, and such warrants expired.

During the year ended December 31, 2000, the Company issued warrants to purchase 10,000 shares of common stock to a public relations firm. The warrants were exercisable at prices ranging from $30 to $60 (fair market value or higher). Warrants for 4,000 of these shares were restricted. The warrants expired between six and 12 months from the date of grant. During the years ended December 31, 2001 and 2000, 4,000, and 6,000 warrants, respectively, expired.

Stock  Option  Plans
--------------------
The  Company  has  the  following  six  stock  option  plans:

  -   1996  Incentive  and  Non-Statutory  Stock  Option  Plan (the "1996 Plan")
  -   1997 Incentive and Non-Statutory Stock Option Plan (the "1997 Plan")
  -   1998 Incentive and Non-Statutory Stock Option Plan (the "1998 Plan")
  -   1999 Incentive and Non-Statutory Stock Option Plan (the "1999 Plan")
  -   2000 Incentive and Non-Statutory Stock Option Plan (the "2000 Plan")
  -   2002 Stock Option Plan (the "2002 Plan")

The total number of shares of the Company's common stock authorized for issuance under the 1996 Plan, 1997 Plan, 1998 Plan, 1999 Plan, 2000 Plan (collectively, the "Prior Plans") and the 2002 Plan are 50,000, 66,667, 93,465, 100,000,
66,667,  and  133,333,  respectively.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Stock  Option  Plans  (Continued)
--------------------
Under the Prior Plans and the 2002 Plan (collectively, the "Company Plans") options granted may be either "incentive stock options," within the meaning of
Section 422 of the Internal Revenue Code, or "nonqualified options." Incentive options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under any of the Company Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Company Plans, exceeds $100,000. Nonqualified options granted under the Prior Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the 2002 Plan must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

Under the Prior Plans, options become exercisable over a period of three to five years from the date of grant, and none of the options granted may be exercisable prior to one year from the date of grant unless approved by the Board of Directors. Under the 2002 Plan, options may be exercised during a period of time fixed by the committee administering the 2002 Plan (which could include the entire Board of Directors). Options granted under the Company Plans must vest at a rate not less than 20% per year over a consecutive five-year period. No option granted under any of the Company Plans may be exercised more than 10 years after the date of grant. Under the 1996 Plan, 1997 Plan, 1998 Plan, and 2002 Plan, incentive stock options granted to an optionee who owns more than 10% of the voting securities of the Company may not be exercised more than five years after the date of grant.

In April 1996, the Company issued options to purchase restricted shares of common stock at $0.15 per share, which was below market, to two employees, resulting in the Company recording deferred compensation of $124,000, which was being amortized over five years, the vesting period of the options. During the year ended December 31, 1997, one of the employees left the Company and forfeited his options. Accordingly, the Company reversed the deferred compensation relating to this employee. During the year ended December 31, 2001, 3,333 of these options were exercised.

As of December 31, 2002, 2001, and 2000, the balance of deferred compensation totaled $0, $0, and $3,100, respectively.

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Stock  Option  Plans  (Continued)
--------------------
The following summarizes options and warrants granted and outstanding through December 31, 2002:
                                                                      Weighted-
                             Number  of Shares                         Average
                        ---------------------------                   Exercise
                                            Non-                        Price
                        Employee          Employee        Total
                        ----------       ----------    ----------    ----------
Outstanding,
   December 31, 1999      40,000          38,572        78,572       $    34.50
    Granted              109,833          37,833       147,666       $    32.70
    Exercised                  -          (5,523)       (5,523)      $     9.60
    Expired, cancelled         -         (41,715)      (41,715)      $    48.30
                        ----------       ----------    ----------

Outstanding,
   December 31, 2000     149,833          29,167       179,000       $    30.55
    Exercised                  -            (833)         (833)      $     0.75
    Expired, cancelled    (7,667)         (4,000)      (11,667)      $    45.96
                        ----------       ----------    ----------

Outstanding,
   December 31, 2001     142,166          24,334       166,500       $    29.62
    Expired, cancelled   (20,333)              -       (20,333)      $    27.59
                        ----------       ----------    ----------
OUTSTANDING,
   DECEMBER 31, 2002     121,833          24,334       146,167       $    29.90
                        ==========       ==========    ==========

EXERCISABLE,
   DECEMBER  31,  2002    83,722          14,556        98,278       $    28.66
                        ==========       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Stock  Option  Plans  (Continued)
--------------------
The following table is a summary of the stock options and warrants as of December 31, 2002:

                                                     Weighted-        Weighted-
                                                     Average           Average
                                       Weighted-     Exercise         Exercise
                                        Average      Price of         Price of
Range  of          Stock Options        Remaining    Options and    Options and
Exercise           and  Warrants       Contractual   Warrants         Warrants
Prices       Outstanding  Exercisable     Life
------------ -----------  -----------  -----------   -----------    ------------
$15.00-29.99     20,000      20,000    0.39 years    $ 16.95       $    16.95
$30.00-44.99    116,500      71,834    2.29 years    $ 30.40       $    30.41
$45.00-52.50      9,667       6,444    2.29 years    $ 45.39       $    45.39
                -------     -------
                146,167      98,278
                =======     =======

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2000: risk free interest rate of 6.4%, dividend yield of and 0%, expected volatility of 70%, and expected life of four years. For the year ended December 31, 2000, 147,666 options were granted. For the years ended December 31, 2002 and 2001, options were not granted.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  13  -  WARRANTS  AND  STOCK  OPTIONS  (CONTINUED)

Stock  Option  Plans  (Continued)
--------------------
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2002, 2001, and 2000 is as follows:

                       2002                 2001                 2000
                    ----------          -----------          -----------
Net  loss
   As reported     $  (8,347,231)     $  (5,547,645)     $ (6,410,849)

   Pro  forma      $  (8,656,867)     $  (5,789,317)     $ (6,790,152)

Basic and diluted loss per share

   As  reported    $       (1.84)     $       (1.23)     $     (2.44)
   Pro  forma      $       (1.19)     $       (1.28)     $     (2.58)


NOTE  14  -  INCOME  TAXES

The  components  of  the  income  tax  provision  (benefit)  for the years ended
December  31,  2002,  2001,  and  2000  were  as  follows:

                       2002                 2001                 2000
                    ----------          -----------       --------------
Current             $  (57,362)        $     3,000        $      2,400
Deferred             1,721,000                   -          (1,002,000)
                    ----------          -----------       --------------
        TOTAL       $1,663,638         $     3,000        $   (999,600)
                    ==========         ============       ==============

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  14  -  INCOME  TAXES  (CONTINUED)

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                2002                2001                2000
                            -------------      --------------       ------------

Computed "expected"
   tax benefit              $ (2,272,000)     $ (1,885,000)       $  (2,520,000)
Income in income taxes
    resulting from
   Expenses not deductible
    for  tax purposes             12,000            18,000               12,000
   Change in beginning of
    the year balance of
    the valuation allowance
    for deferred tax assets
    allocated to income tax
    expense                    4,261,000         2,090,000            1,789,000
   State and local income
    taxes, net of tax benefit   (277,000)         (220,000)            (280,600)
   Other                         (60,362)                -                    -
                            -------------      --------------       ------------
                    TOTAL   $  1,663,638      $      3,000         $   (999,600)
                            =============     ===============      =============

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 2002 and 2001 consisted of the following:

                                                     2002                2001
                                                  -------------      -----------
   Deferred  tax  assets
          Net operating loss carryforward          $ 5,271,000      $ 3,833,000
          Allowance  for  doubtful  accounts           134,000          367,000
          Allowances  for  sales  returns              157,000          369,000
          Allowances  for  price  protection           171,000          747,000
          Accrued  compensation                         86,000           91,000
          Amortization  of  trademarks               1,081,000          964,000
          Settlement payable and related accrued
               legal  expenses                       1,971,000                -
          Inventory                                    576,000          423,000
          Other                                         10,000            4,000
          Valuation  allowance                      (8,947,000)      (4,709,000)
                                                  -------------      -----------

               Total  deferred  tax  assets          510,000          2,089,000
                                                  -------------      -----------
 (continued)

   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  14  -  INCOME  TAXES  (CONTINUED)

(continued)

                                                     2002                2001
                                                  -------------      -----------
   Deferred  tax  liabilities
          State  tax                             $     495,000     $     353,000
          Other                                         15,000            15,000
                                                  -------------      -----------
               Total  deferred tax liabilities          510,000          368,000
                                                  -------------      -----------
                                                              -        1,721,000
   Less  current  portion                                     -        1,556,000
                                                  -------------      -----------
                    LONG-TERM  PORTION           $            -    $     165,000
                                                  =============      ===========

As of December 31, 2002 and 2001, the valuation allowance for deferred tax assets, totaled approximately $8,947,000 and $4,709,000, respectively. For the years ended December 31, 2002, 2001, and 2000, the net change in the valuation allowance was $4,238,000 (increase), $2,129,000 (increase), and $2,270,000
(increase),  respectively.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13,750,000. The net operating loss carryforwards expire through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE  15  -  RELATED  PARTY  TRANSACTIONS

During the years ended December 31, 2002, 2001, and 2000, the Company made purchases from related parties totaling $12,705,232, $22,031,190, and $31,004,756, respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company. During the years ended December 31, 2002, 2001, and 2000, the Company made rental payments totaling $376,607, $529,653, and $667,572, respectively, to this related party.


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

NOTE  16  -  SUBSEQUENT  EVENTS

Credit  Facility
----------------
In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. The third party will charge the Company a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000 a month. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge.

As security for the trade facility, the Company will pay the related party a security deposit of $1,500,000, payable at a rate of $250,000 a week for six weeks, commencing one week from the date of the agreement. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a new signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice of termination.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store at the Company's warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days' written notice.

Settlement  Agreement
---------------------
In March 2003, the Company entered into a settlement agreement with the Vakilis and others (see Note 10).


   The accompanying notes are an integral part of these financial statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                                NOTES TO CONSOLIDATED STATEMENTS
                                                               DECEMBER 31, 2002
================================================================================

                            SUPPLEMENTAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
February 14, 2003

                                                           I/O MAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                FOR THE YEARS ENDED DECEMBER 31,
================================================================================

                                        Additions      Additions
                          Balance,    (Deductions)    (Deductions)     Balance,
                          Beginning    Charge to         from           End
                          of Year      Operations       Reserve        of Year
                         ----------    ----------     -----------    -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

DECEMBER 31, 2002      $  2,679,118   $  1,300,000   $  (1,843,458)  $ 2,135,660
                      =============   =============  ==============  ===========

DECEMBER 31, 2001      $  2,106,518   $    850,937   $    (278,337)  $ 2,679,118
                      =============   ============== =============== ===========

DECEMBER 31, 2000      $     71,193   $  2,420,210   $    (384,885)  $ 2,106,518
                      =============   ============== =============== ===========

RESERVES FOR OBSOLETE INVENTORY

DECEMBER 31, 2002      $     558,703  $  2,070,200   $  (1,582,091)  $ 1,046,812
                      ==============  =============  =============== ===========

DECEMBER 31, 2001      $   1,834,427  $    410,000   $  (1,685,724)  $   558,703
                      ==============  =============  =============== ===========

DECEMBER 31, 2000      $     138,007  $  2,716,303   $  (1,019,883)  $ 1,834,427
                     ==============  =============  ==============   ===========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
3.1     Restated Articles of Incorporation dated January 10, 1996 (1)
3.2 Certificate of Amendment to the Articles of Incorporation dated March 19, 1996 (1)
3.3     Certificate of Designation of Preferred Stock dated October 31, 1996 (1)
3.4 Amended and Restated Certificate of Designation of Series A Cumulative Preferred Stock dated December 29, 2000 (2)
3.5 Certificate of Designation of Series B Preferred Stock dated January 12, 2001 (2)
3.6 Certificate of Amendment of Articles of Incorporation dated January 12, 2001 (2)
3.7     Amended and Restated Bylaws dated July 25, 2002 (4)
10.1 Employment Agreement by and between I/OMagic Corporation, a California Corporation, and Tony Shahbaz dated October 22, 1993 (#) (1)
10.2    I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option
        Plan (#) (1)
10.3 Plan of Exchange and Acquisition Agreement by and between Silvercrest International and I/OMagic Corporation, a California corporation, dated March 8, 1996 (1)
10.4    I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option
        Plan (#) (1)
10.5 Strategic Alliance Agreement between I/OMagic Corporation and Hou Electronics, Inc. dated September 19, 1997 (1)
10.7    BTC Acquisition Agreement dated February 3, 1999 (1)
10.8    I/OMagic Corporation 2001 Incentive and Nonstatutory Stock Option
        Plan (#) (3)
10.9 Commercial Lease Agreement dated April 1, 2000 between Alex Properties, a California partnership and IOM Holdings, Inc., a Nevada corporation(4)
10.10   Business Loan Agreement dated April 9, 2002 between I/OMagic
        Corporation and ChinaTrust Bank (USA) (4)
10.11 Rider to Business Loan Agreement dated April 9, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.12 Change in Terms Agreement dated April 9, 2002 between I/OMagic corporation and ChinaTrust Bank (USA) (4)
10.13   Employment Agreement dated October 15, 2002 between I/OMagic
        Corporation and Tony Shahbaz (#) (5)
10.14 Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.15 Rider to Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.16 Change in Terms Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.17 Commercial Lease Agreement dated March __, 2003 between I/OMagic Corporation and Alex Properties, a California partnership
10.18 Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd.
10.19 Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer Corp. (USA).
10.20 Amended and Restated Settlement and Mutual Release Agreement dated effective November 5, 2000 between IOM Holdings, Inc. and DRT
        Holdings, Inc.
10.21   I/OMagic Corporation 2002 Stock Option Plan (6)
21.1    List of subsidiaries of the Registrant (3)
99.1    Section 906 Certifications of CEO and CFO
___________________________
(#)     Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's initial registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2001 (File No. 000-27267).
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(6) Incorporated by reference to Registrant's definitive proxy statement for the annual meeting of stockholders to be held November 4, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2003.

                             I/OMAGIC CORPORATION

                             /s/ Tony Shahbaz

                             Tony Shahbaz
                             Chief Executive Officer, President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature           Title                                      Date
---------           ----------------------------------         ----------

/s/ Tony Shahbaz    Chief Executive Officer, President         April 15, 2003
                    and Secretary (Principal Executive
                    Officer)
Tony Shahbaz


/s/ Steve Gillings  Chief Financial Officer (Principal         April 15, 2003
                    Accounting and Financial Officer)
Steve Gillings

/s/ Anthony Andrews Director                                   April 15, 2003

Anthony Andrews

/s/ Daniel Hou      Director                                   April 14, 2003

Daniel Hou

/s/ Daniel Yao      Director                                   April __, 2003

Daniel Yao


---------------
Steel Su            Director


---------------
Young-Hyun Shin     Director

                          CERTIFICATIONS

     I, Tony Shahbaz, certify that:

1.     I have reviewed this annual report on Form 10-K of I/OMagic Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
/s/ Tony Shahbaz

Tony Shahbaz,

Chief Executive Officer (principal executive officer)

     I, Steve Gillings, certify that:

1.     I have reviewed this annual report on Form 10-K of I/OMagic Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ STEVE GILLINGS

Steve Gillings,
Chief Financial Officer (principal financial officer)

                        EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

10.14 Business Loan Agreement dated December 31, 2002 by and between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.15 Rider to Business Loan Agreement dated December 31, 2002 by and between I/OMagic Corporation and ChinaTrust Bank (USA) (4)
10.16 Change in Terms Agreement dated December 31, 2002 by and between I/OMagic corporation and ChinaTrust Bank (USA) (4)
10.17 Commercial Lease Agreement dated March __, 2003 between I/OMagic Corporation and Alex Properties, a California partnership
10.18 Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd.
10.19 Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer Corp. (USA).
10.20 Amended and Restated Settlement and Mutual Release Agreement dated effective November 5, 2000 between IOM Holdings, Inc. and DRT Holdings, Inc.
99.1      Section 906 Certifications of CEO and CFO