Form 10-Q
period 2003-03-31
I/OMAGIC CORP
filed 2003-05-20
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

[      ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

          For the transition period from ___________ to ______________

                        COMMISSION FILE NUMBER 000-27267


                              I/OMAGIC CORPORATION
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)


          Nevada                                         88-0290623
     ----------------                                   -------------
(State  or  other  jurisdiction  of            (IRS Employer Identification No.)
 incorporation  or  organization)


                        1300 Wakeham, Santa Ana, CA 92705
                       ----------------------------------
                    (Address of principal executive offices)

                                 (714) 953-3000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate  by  check  mark  whether  the  registrant  has  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes  [  X  ]  No  [     ]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).   Yes  [   ]    No  [  X  ]

As of May 19, 2003, the number of shares of the issuer's common stock issued and outstanding was 4,529,672.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets  -  December  31, 2002 and March 31, 2003 (unaudited)     3

     Statements  of  Income  -  For  the  three  months  ended
     March  31,  2002  and  2003  (unaudited)                                  5

     Statements of Cash  Flows  -  For the three months ended
     March  31,  2002  and  2003  (unaudited)                                  6

     Notes  to  Financial  Statements                                          7

Item  2.  Management's  Discussion and Analysis of Financial Conditions
and  Results  of  Operations                                                  12

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          22

Item  4.  Controls  and  Procedures                                           22


PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               23

Item  2.     Changes  in  Securities  and  Use  of  Proceeds                  23

Item  3.     Defaults  Upon  Senior  Securities                               23

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      23

Item  5.     Other  Information                                               23

Item  6.     Exhibits  and  Reports  on  Form  8-K                            23

SIGNATURES                                                                    24

CERTIFICATIONS                                                                25

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2002 AND MARCH 31, 2003  (UNAUDITED)


                                     ASSETS


                                                                    DECEMBER 31,  MARCH 31,
                                                                       2002         2003
                                                                    -----------  -----------
                                                                                 (unaudited)

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $ 7,320,143  $ 5,604,707
Accounts receivable, net of allowance for doubtful
      accounts of $2,135,660 and $1,608,254 (unaudited). . . . . .   19,055,201   16,940,064
Inventory, net of allowance for obsolete inventory of $1,046,812
      and $871,534 (unaudited) . . . . . . . . . . . . . . . . . .    8,240,280   11,021,368
Inventory in transit . . . . . . . . . . . . . . . . . . . . . . .      675,000            -
Prepaid expenses and other current assets. . . . . . . . . . . . .       28,955      166,074
                                                                    -----------  -----------
     Total current assets. . . . . . . . . . . . . . . . . . . . .   35,319,579   33,732,213
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . .    1,059,067      871,670
TRADEMARK, net of accumulated amortization
       of $4,292,308 and $4,436,992 (unaudited). . . . . . . . . .    5,353,371    5,208,687
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,952       25,952
                                                                    -----------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $41,757,969  $39,838,522
                                                                    ===========  ===========


   The accompanying notes are an integral part of these financial statements.


                                         I/OMAGIC CORPORATION
                                            AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND MARCH 31, 2003 (UNAUDITED)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          DECEMBER 31,     MARCH 31,
                                                                              2002           2003
                                                                         -------------  -------------
                                                                                         (unaudited)
CURRENT LIABILITIES
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,372,827   $  7,777,827
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .     7,285,246      6,439,380
 Accounts payable - related parties . . . . . . . . . . . . . . . . . .     2,607,278      7,292,961
 Reserves for customer returns and allowances . . . . . . . . . . . . .       765,898        476,050
 Current portion of settlement payable. . . . . . . . . . . . . . . . .     3,000,000      1,000,000
                                                                         -------------  -------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    24,031,249     22,986,218
 SETTLEMENT PAYABLE, net of current portion . . . . . . . . . . . . . .     1,000,000              -
   Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    25,031,249     22,986,218
                                                                         -------------  -------------
STOCKHOLDERS' EQUITY
Preferred Stock
  10,000,000 shares authorized, $0.001 par value
  0 and 0 (unaudited) shares issued and outstanding . . . . . . . . . .             -              -
Class A common stock, $0.001 par value
  100,000,000 shares authorized
  4,529,672 and 4,529,672 (unaudited) shares issued and outstanding . .         4,530          4,530
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    31,557,988     31,557,988
Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (42,330)      (126,014)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (14,793,468)   (14,584,200)
                                                                         -------------  -------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .    16,726,720     16,852,304
                                                                         -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $ 41,757,969   $ 39,838,522
                                                                         =============  =============

      The accompanying notes are an integral part of these financial statements.



                                   I/OMAGIC CORPORATION
                                      AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED MARCH 31,
                                        (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                                     2002          2003
                                                               -------------  ------------
                                                                (unaudited)    (unaudited)

NET SALES. . . . . . . . . . . . . . . . . .                   $ 26,719,632   $17,064,203
COST OF SALES. . . . . . . . . . . . . . . .                     22,674,409    14,627,397
                                                               -------------  ------------
GROSS PROFIT . . . . . . . . . . . . . . . .                      4,045,223     2,436,806
                                                               -------------  ------------
OPERATING EXPENSES
Selling, marketing, and advertising. . . . .                        397,200       335,917
General and administrative . . . . . . . . .                      1,998,507     1,456,839
Depreciation and amortization. . . . . . . .                        559,504       357,298
                                                               -------------  ------------
   Total operating expenses. . . . . . . . .                      2,955,211     2,150,054
                                                               -------------  ------------
INCOME FROM OPERATIONS . . . . . . . . . . .                      1,090,012       286,752
                                                               -------------  ------------
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . . . . .                              -           166
Interest expense . . . . . . . . . . . . . .                        (74,771)     (103,567)

Other income (expense) . . . . . . . . . . .                              -        23,263
                                                               -------------  ------------

          Total other income (expense) . . .                        (74,771)      (80,138)
                                                               -------------  ------------
INCOME BEFORE BENEFIT FROM INCOME TAXES. . .                      1,015,241       206,614
BENEFIT FROM INCOME TAXES. . . . . . . . . .                              -        (2,654)
                                                               -------------  ------------
NET INCOME . . . . . . . . . . . . . . . . .                   $  1,015,241   $   209,268
                                                               =============  ============
BASIC EARNINGS PER SHARE . . . . . . . . . .                   $       0.22   $      0.05
                                                               =============  ============
DILUTED EARNINGS PER SHARE . . . . . . . . .                   $       0.21   $      0.05
                                                               =============  ============
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING. .                      4,528,686     4,529,672
                                                               -------------  ------------
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING.                      4,768,686     4,529,672
                                                               =============  ============

      The accompanying notes are an integral part of these financial statements.


                                        I/OMAGIC CORPORATION
                                           AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31,
                                            (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                             2002         2003
                                                                         -------------------------
                                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . .. . .                     $ 1,015,241   $   209,268
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
Depreciation and amortization . . . . . . . . . . . .                         77,223       212,614
Amortization of trademarks. . . . . . . . . . . . . .                        482,280       144,684
Allowance for doubtful accounts . . . . . . . . . . .                       (237,868)          611
Reserve for customer returns and allowances . . . . .                       (377,089)     (289,848)
Reserve for obsolete inventory. . . . . . . . . . . .                        621,814             -
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . . . .                      2,120,775     2,323,425
Inventory . . . . . . . . . . . . . . . . . . . . . .                     (3,186,630)   (2,781,088)
Inventory in transit. . . . . . . . . . . . . . . . .                       (716,540)      675,000
Prepaid expenses and other current assets . . . . . .                        627,976      (137,119)
Increase (decrease) in
Accounts payable and accrued expenses . . . . . . . .                     (1,288,211)   (1,054,765)
Accounts payable - related parties. . . . . . . . . .                     (1,612,667)    4,685,683
Settlement payable. . . . . . . . . . . . . . . . . .                              -    (3,000,000)
                                                                         ------------  ------------
Net cash provided by (used in) operating activities .                     (2,473,696)      988,465
                                                                         ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . .                         (6,140)      (25,217)
                                                                         ------------  ------------
   Net cash used in investing activities. . . . . . .                         (6,140)      (25,217)
                                                                         ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit . . . . .                      3,372,493    (2,595,000)
Purchase of treasury shares . . . . . . . . . . . . .                              -       (83,684)
Payments on capital lease obligations . . . . . . . .                         (4,068)            -
                                                                         ------------  ------------
Net cash provided by (used in) financing activities .                      3,368,425    (2,678,684)
                                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents.                        888,589    (1,715,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . .                      4,423,623     7,320,143
                                                                         ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . .                    $ 5,312,212   $ 5,604,707
                                                                         ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . . . .                    $    65,438   $   111,352
                                                                         ============  ============
 INCOME TAXES REFUNDED. . . . . . . . . . . . . . . .                    $         -   $    (2,654)
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

In March 1996, I/OMagic Corporation, a California corporation, originally incorporated on September 30, 1993, entered into a Plan of Exchange and Acquisition Agreement with Silvercrest International, Inc. ("Silvercrest"), a Nevada corporation. Silvercrest subsequently changed its name to I/OMagic Corporation, a Nevada corporation.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of I/OMagic and subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

As of March 31, 2003 (unaudited) and 2002 (unaudited), the Company had potential common stock as follows:

                                                  2002         2003
                                               ---------     ----------
Weighted-average  common  shares
    Outstanding  during  the  period           4,528,686     4,529,672

Incremental  shares  assumed  to  be
    outstanding  since  the  beginning
    of  the period  related  to  stock
    options  and  warrants
    outstanding  (unaudited)                     240,000             -
                                             ------------   -----------

FULLY  DILUTED  WEIGHTED-AVERAGE  COMMON
   SHARES  AND  POTENTIAL  COMMON  STOCK
   UNAUDITED)                                  4,768,686     4,529,672
                                             ------------   -----------

The following potential common shares have been excluded from the computation of diluted earnings per share as of March 31, 2003 and 2002 due to the exercise price being higher than the market value.

                                                  2002         2003
                                               ---------     ----------
     Stock  Options                             296,167        146,167
     Warrants                                     8,000              -
     Redeemable convertible preferred stock     240,000              -
                                               ---------     ----------
                                                544,167        146,167
                                               =========     ==========

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:

                                                         March  31,
                                                            2003
                                                        -----------
                                                        (unaudited)

Accounts  payable                                       $ 1,105,437
Accrued  rebates  and  marketing                          4,307,058
Accrued  compensation  and  related  benefits               208,067
Other                                                       818,818
                                                        -----------
                         TOTAL                          $ 6,439,380
                                                        ===========

NOTE  4  -  INVENTORY

Inventory consisted  of  the  following:

                                                         March  31,
                                                            2003
                                                        -----------
                                                        (unaudited)

Component parts                                         $ 4,573,624
Finished goods                                            7,319,278
Reserves for obsolete and slow moving inventory            (871,534)
                                                        -----------
                         TOTAL                          $11,021,368
                                                        ===========

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

Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.25% as of March 31, 2003), plus 0.75%, subject to a minimum interest rate of 5.5%. As of March 31, 2003, the outstanding balance under the revolving line of credit was $7,777,827. The Company is required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.

The line of credit is included in current liabilities in the accompanying consolidated balance sheet. The line of credit provides for the maintenance of certain financial covenants. As of December 31, 2002, we were in violation of certain covenants. On April 11, 2003, we obtained a waiver, effective April 15, 2003, from ChinaTrust Bank (USA) as to our violation of the covenants. This waiver also modified the original expiration date on the line of credit from December 31, 2003 to October 15, 2003. The waiver stipulates that if the defaults are not cured within 15 days, the bank is willing to forbear from enforcing the defaults, provided that the Company pays in full the outstanding amounts under the line of credit by October 15, 2003. This agreement will be subject to the Company entering into a forbearance agreement with the bank on terms and conditions satisfactory to the bank, at its sole discretion. As of March 31, 2003, we were in violation of certain covenants. On May 15, 2003, we obtained a waiver from ChinaTrust Bank (USA) as to our violation of the covenants. The expiration date remains October 15, 2003. We are currently engaged in discussions with financial institutions regarding a replacement line of credit.

NOTE  6  -  CREDIT  LINES  FROM  RELATED  PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2002 and March 31, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with a December 2000 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2002 and March 31, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

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

As security for the trade facility, the Company paid the related party a security deposit of $1,500,000, which may be applied against outstanding trade payables after six months. This deposit has been offset by Accounts Payables - Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. As of March 31, 2003 (unaudited), there were $4,331,207 in trade payables net of the deposit outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store at the Company's warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. Also in February 2003, the Company entered into an agreement with the related party for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of March 31, 2003 (unaudited), there were $2,961,754 in trade payable outstanding under this arrangement. As of December 31, 2002, there were $2,607,278 in trade payables outstanding under a prior arrangement with this related party.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through October 2005.

Rent expense was $96,290 and $146,267 for the three months ended March 31, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying statements of income.

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

EMPLOYMENT  CONTRACT

The Company entered into an employment contract with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. No bonuses were paid during the three months ended March 31, 2003. $18,000 bonus was paid during the three months ended March 31, 2002 under a prior employment contract.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended March 31, 2003 and 2002, the Company incurred $724,827 (unaudited) and $921,329 (unaudited), respectively, related to these agreements. Such is netted against sales revenue in the accompanying statements of income.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company had purchases from related parties totaling approximately $8,039,904 (unaudited) and $6,642,945 (unaudited), respectively.

During the three months ended March 31, 2003 and 2002, the Company had accounts payable to related parties totaling approximately $7,292,961 (unaudited) and $3,909,053 (unaudited), respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company which required minimum monthly payments of $28,673. As part of the settlement agreement in
Note 7 above, the Company's lease with the related party expired on March 28, 2003. For the three months ended March 31, 2003 and 2002, rent expense was $86,018 and $86,018 respectively, and is included in general and administrative expenses in the accompanying statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

     We offer products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. Our sales are to national North America retail chains and major regional North America retail chains. We experienced a 36.1% decrease in net sales in 2003 over 2002. While the current economic climate makes it difficult for us to look forward into the balance of 2003, we believe that our potential sales have been strengthened by the addition of new customers in 2002 and the possibility of additional new customers in the latter half of 2003.

     Our net income decreased by 79.4%, primarily due to the 36.1% decrease in net sales, offset by a 27.3% decrease in operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

     Net sales decreased 36.1% from $26,719,632 for the three months ended March 31, 2002 ("2002") to $17,064,203 for the three months ended March 31, 2003
("2003"). The decrease in net sales is attributable to a significant decrease in sales to two of our major customers due to a reduction in current products carried in the optical storage category. We believe that the recent introduction of new products such as our digital photo library, duplicator and media station products will result in a reverse of the decrease in revenues.

     Cost of sales as a percentage of net sales increased from 84.9% ($22,674,409) in 2002 to 85.7% ($14,627,397) in 2003. Cost of units increased from 76.5% in 2002 to 81.0% in 2003 of net sales. Freight in/out decreased from 6.0% in 2002 to 4.7% in 2003 of net sales. Inventory shrink/adjustments decreased from 2.4% in 2002 to 0.0% in 2003 of net sales. We wrote down to lower of cost or market $650,000 in inventory in 2002 and $0 in 2003.

     Operating expenses as a percentage of net sales increased from 11.1% ($2,955,211) in 2002 to 12.6% ($2,150,054) in 2003. This percentage increase is primarily due to total operating expenses decreasing 27.3% in 2003 while net sales decreased 36.1% in 2003. Selling, marketing and advertising expenses decreased by $61,283 (15.4%) in 2003. General and administrative expenses decreased by $541,668 (27.1%) in 2003. Depreciation and amortization expenses decreased by $202,206 (36.1%) in 2003.

     Selling, marketing and advertising expenses in 2003 were $335,917 (2.0% of net sales) and in 2002 were $397,200 (1.5% of net sales). Selling, marketing and advertising expenses decreased by $61,283 primarily due to $77,419 less outside commissions as a result of lower sales in 2003.

     General and administrative expenses in 2003 were $1,456,839 (8.5% of net sales) and in 2002 were $1,998,507 (7.5% of net sales). General and administrative expenses decreased $541,668 primarily due to $499,389 less bad debt expense (2002 writedown of Hi-Val accounts receivable acquired in 2000), $42,863 less rent due to moving out of one facility in May 2002, $33,976 less temporary help due to less sales, $31,396 less bank fees due to no letters of credit fees, offset by $65,724 more product design costs.

     Depreciation and amortization expenses in 2003 were $357,298 (2.1% of net sales) and in 2002 were $559,504 (2.1% of net sales). The decrease of $202,206 was primarily due to $337,600 decreased amortization of trademarks offset by $133,040 increased amortization of leasehold improvements. In 2002 we had an outside valuation service review the value of the trademarks and their useful lives for us. Based upon the valuation, we determined (with concurrence of our independent auditors) that there had been no impairment to the value of the trademarks and that the useful lives of the trademarks should be increased by ten years due to additional historical information of their value. Therefore, the amount of annual trademark amortization was decreased beginning in the second quarter 2002. The amortization of the leasehold improvements at the current Santa Ana location were accelerated due to an anticipated move to a larger facility later this year.

     Other income (expenses) increased to $80,138 (0.5% of net sales) expense in 2003 from $74,771 expense (0.3% of net sales) in 2002. This increase of $5,367 was primarily due to $28,796 more interest expense offset by $23,235 gain on currency exchange in relation to sales to Canadian retailers.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2003 we had a net decrease in cash relative to December 31, 2002 in the amount of $1,715,436. This was due to cash provided by operating activities of $988,465 offset by cash used in financing activities of $2,678,684 and cash used in investing activities of $25,217. Cash provided by operations was from an increase in accounts payable to related parties of $4,685,683, a decrease in accounts receivable of $2,323,425, a decrease in inventory in transit of $675,000, net income of $209,268, an increase in non-cash entries of $68,061, offset by a decrease in reserve for settlements of $3,000,000, an increase in inventory of $2,781,088, an increase in other current assets of $137,119, and a decrease in accounts payable and accrued expenses of $1,054,765. Cash used for financing activities was for net payments on the line of credit of $2,595,000 and purchase of treasury stock of $83,684. Cash used for investing activities was for leasehold improvements, furniture and computer equipment.

     Effective January 1, 2003, we obtained a $9 million asset based line of credit (with a sub-limit of $8 million) with ChinaTrust Bank (USA) which was to expire December 31, 2003. ChinaTrust Bank (USA) renewed our prior $14 million line of credit, but reduced the amount to $9 million due to our history of losses the past three years. Within the sub-limit, up to $8,000,000 is available for issuance of sight letters of credit, refinancing letters of credit, local purchase financing against invoice(s), and working capital loans with maturities up to 150 days. Letters of credit have maturities of up to 60 days. Each advance over a total outstanding line balance of $4,000,000 is subject to the above maturity periods.

     Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.25% as of March 31, 2003), plus 0.75%, subject to a minimum interest rate of 5.5%. As of March 31, 2003, the outstanding balance under the revolving line of credit was $7,777,827. We are required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.

     The line of credit provides for the maintenance of certain financial covenants. As of December 31, 2002, we were in violation of certain covenants. On April 11, 2003, we obtained a waiver, effective April 15, 2003, from ChinaTrust Bank (USA) as to our violation of the covenants. This waiver stipulates that if the defaults are not cured within 15 days, the bank is willing to forbear from enforcing the defaults, provided that the Company pays in full the outstanding amounts under the line of credit by October 15, 2003. This waiver will be subject to the Company entering into a forbearance agreement with the bank on terms and conditions satisfactory to the bank at its sole discretion. As of March 31, 2003, we were in violation of certain covenants.
On May 15, 2003, we obtained a waiver from ChinaTrust Bank (USA) as to our violation of the covenants. The expiration date remains October 15, 2003. We are currently engaged in discussions with financial institutions regarding a replacement line of credit.

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

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics Co., Ltd. ("Lung Hwa"), whereby Lung Hwa has agreed to purchase inventory on our behalf. The agreement allows us to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. Lung Hwa will charge us a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if we reach an average running monthly purchasing volume of $750,000 a month. Returns made by us, which are agreed to by the supplier, will result in a credit to us for the handling charge. As security for the trade facility, we paid Lung Hwa a security deposit of $1,500,000 in 2003. This deposit has been offset against Accounts Payables -Related Parties in the accompanying financial statements, as the agreement allows us the right to offset against outstanding trade payables after six months. The agreement will remain in force continuously. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice. Otherwise, the agreement will remain in force without effecting a new signed agreement. As of March 31, 2003, we owed Lung Hwa $4,331,207.

     In February 2003, we entered into an agreement with Behavior Tech Computer
(USA) Corp. ("BTC USA") whereby BTC USA will supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, we will insure the consignment inventory, store the consignment inventory for no charge, and furnish BTC USA with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party upon 60 days' prior written notice. Also in February 2003, we entered into an agreement with the related party for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of March 31, 2002, we owed BTC $2,961,754.

     In the event the last three quarters of 2003 continue with the revenue growth we have experienced between 2001 and 2002, we may experience net negative cash flows from operations, pending an increase in gross margins, and may be required to obtain additional financing to fund operations through proceeds from offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital through public or private issuance of equity or debt securities or increased trade credit facilities with vendors. In the event we are unsuccessful in securing such financing, we may be required to curtail our sales growth.

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

     Our backlog at March 31, 2003 was $3,171,302 as compared to a backlog at March 31, 2002 of $6,239,326. Based upon the history of the past twelve months, the March 31, 2003 backlog may be reduced by $475,695 (15%) when recognized as sales, due to returns and price protections.

RISK  FACTORS
-------------

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

     Although we were profitable in the first quarter 2003, we have not been profitable the last three years and may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of March 31, 2003, we had an accumulated deficit of $14,584,200. During 2002, 2001, and 2000, we incurred net losses in the amount of $8,347,231, $5,547,645, and $6,410,849, respectively. We cannot predict if we will be profitable in future quarters and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain annual profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become continuously profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

OUR CURRENT BANK LINE OF CREDIT WILL EXPIRE ON OCTOBER 15, 2003. IF WE ARE UNABLE TO OBTAIN ANOTHER BANK LINE OF CREDIT, OUR ABILITY TO PURCHASE ADDITIONAL INVENTORY MAY BE ADVERSELY AFFECTED, WHICH WOULD ADVERSELY AFFECT OUR SALES AND NET INCOME.

     We are in violation of certain financial covenants in our agreement for our banking line of credit due to the loss incurred in 2002. ChinaTrust Bank (USA) has the ability to call our line of credit immediately, which could result in impairment of the purchase of inventory. However, the bank has provided us a waiver for violation of such financial covenants and has provided us with six months to either find another banking facility or to pay off the outstanding balance. We are currently in discussions with financial institutions for a new line of credit. If we are unable to obtain a new line of credit then our ability to expand or sustain our current sales volume will be adversely affected.

OUR CONCENTRATION OF SALES TO THREE MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

     During the first quarter 2003, net sales to our three largest customers represented 34%, 33% and 11%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

FIERCE COMPETITION IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS MARKETPLACE MAY CAUSE A DECLINE IN OUR REVENUES AND FORCE US TO REDUCE PRICES FOR OUR PRODUCTS.

     The market for our products is highly competitive. Our competitors for our hardware products include Hewlett-Packard, Iomega, Memorex, Phillips, Samsung, Sony, TDK and Yamaha. Our competitors for our media products include Fuji,Imation, Maxell, Memorex, PNY, TDK and Verbatim. We also indirectly compete against original equipment manufacturers such as Dell Computer and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate on personal computer motherboards the functionalities provided by our products. We believe that the strategy of certain of our current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for our products or otherwise adversely affect the market for our products. There can be no assurance that we will be able to continue to compete successfully in the marketplace.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

     During the quarter ended March 31, 2003, sales of our computer peripheral products accounted for 94.7% of our total net sales, and sales of our consumer electronics products accounted for 5.3% of our total net sales. In many cases we have long-term contracts with our computer peripheral and consumer electronics retailers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of computer peripheral or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the computer peripheral and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN OUR PRODUCTS FROM OUR SUPPLIERS.

     Most of our products are available from multiple sources. However, we currently obtain most of our products from single or limited sources. We have, from time to time, experienced difficulty in obtaining some products. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to find other suppliers or even eliminate products from our product line. Product shortages could limit our sales capacity and also could result in lower margins due to higher product costs resulting from limited supply or the need to obtain substitute products which are available only at higher costs. Significant increases in the prices of our products could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to pass along price increases to our retailers. Also, an extended interruption in the supply of products or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by operations by impairing our ability to timely deliver quality products to our retailers. Delayed product deliveries due to product shortages or other factors may result in cancellation by our retailers of all or part of their orders. We cannot assure you that cancellations will not occur.

OUR DEPENDENCE ON SALES OF OUR OPTICAL STORAGE AND OPTICAL MEDIA PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF THE MARKET FOR THOSE PRODUCTS DECLINES.

     Net sales of our optical storage and related media products accounted for approximately 82.2% of our net sales for the first quarter 2003. Although we have introduced products in other segments of the computer peripheral market and in the consumer electronics market, optical storage and optical media products are expected to continue to account for a majority of our sales for at least the next year. A decline in the demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

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

     We order nearly all of our products from large manufacturing facilities located primarily in Taiwan, Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in East Asia, the economic ramifications to our suppliers could be devastating. As a result, our ability to conduct operations might be materially and adversely affected. In addition, our suppliers acquire components and raw materials for the manufacturing of our products from a number of countries, many of which do not conduct business in United States dollars. Any severe fluctuation in the value of foreign currencies could materially increase our costs to purchase products. Accordingly, as a result of political or economic instability in East Asia, our operations could be materially and adversely affected. In addition, an expansion of the outbreak of SARS could result in disruption of the manufacturing of our suppliers, which would materially and adversely affect our operations.

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

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

     Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, Underwriters Laboratories and the Food and Drug Administration as well as numerous industry standards. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations or standards could negatively impact our ability to sell our products.

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

     The market prices of securities of technology-based companies have historically been highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2003, the high and low closing sale prices of a share of our common stock were $10.00 and $3.00 respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the three months ended March 31, 2003. Our sales to a foreign country (Canada) were less than 1% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We currently have a line of credit with ChinaTrust Bank
(USA) in an amount of up to $9 million with a sub-limit of $8 million. The line of credit provides for an interest rate equal to the prime lending rate plus three-quarters of one percent, subject to a minimum interest rate of 5.50%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the ChinaTrust Bank (USA) line of credit.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of May 15, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Effective on or about March 28, 2003, we, among others, entered into a settlement agreement and general release with Mark Vakili, Mitra Vakili, Hi-Val, and others, in connection with a complaint filed in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894). Under the terms of the settlement agreement and general release, we paid $3,000,000 on March 31, 2003 and are obligated to pay an additional $1,000,000 on March 15, 2004. The settlement agreement also provides, among other things, that Mr. Shahbaz and Mr. Su, each one of our director's, will each relinquish any claims held by either of them to any interest in Alex Properties, a California general partnership that holds title to our corporate headquarters and warehouse.

Pursuant to the settlement agreement and general release, Mr. Shahbaz and Mr. Su will also transfer to parties designated by Mark and Mitra Vakili, an aggregate of 13,333 shares of our common stock from the 66,667 shares of our common stock being returned by Mark and Mitra Vakili to Mr. Shahbaz and Mr. Su. Mr. Shahbaz and Mr. Su had previously transferred the 66,667 shares to Mark and Mitra Vakili.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          Number   Description
          ------   -----------

           99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports  on  Form  8-K:
          ----------------------

          Form 8-K was filed on April 10, 2003 reporting Items 7 and 9 in compliance with Regulation FD Disclosure (Information Furnished Under Item 12) in connection with the Company's Press Release issued on April 8, 2003 reporting selected financial results for the fourth quarter 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                              I/OMAGIC  CORPORATION

DATED:   May  19,  2003       By:  /s/  Tony  Shahbaz
                                   ------------------
                                   Tony  Shahbaz, President and Chief Executive
                                   Officer (principal executive officer)

                              By:  /s/  Steve  Gillings
                                   --------------------
                                   Steve  Gillings,  Chief  Financial Officer
                                   (principal financial and accounting officer)

                                 CERTIFICATIONS
                                 --------------

I, Tony Shahbaz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of I/OMagic Corporation;

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

Date: May 19, 2003                        /s/ Tony Shahbaz
      ------------                        -------------------------------------
                                          Tony Shahbaz, Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Steve Gillings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of I/OMagic Corporation;

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

Date: May 19, 2003                    /s/ Steve Gillings
      ------------                    ---------------------------------------
                                      Steve Gillings, Chief Financial Officer

                         EXHIBITS FILED WITH THIS REPORT


Number   Description
------   -----------


99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002