Form 10-Q
period 2003-06-30
I/OMAGIC CORP
filed 2003-08-19
CIK 1083663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the quarterly period ended     June 30, 2003
                                                   -------------

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the transition period from                to


                        COMMISSION FILE NUMBER 000-27267


                              I/OMAGIC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


         Nevada                                          88-0290623
     ----------------                                   -------------
(State  or  Other  Jurisdiction  of                    (IRS  Employer
Incorporation  or  Organization)                       Identification  No.)


                        1300 Wakeham, Santa Ana, CA 92705
                       ----------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 953-3000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes  [  X  ]  No  [     ]

Indicate  by check whether the registrant is an accelerated filer (as defined in
Rule  12b-2  of  the  Exchange  Act).     Yes  [   ]    No  [  X  ]

As of August 18, 2003, the number of shares of the issuer's common stock issued and outstanding was 4,529,672.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Consolidated  Balance  Sheets  -  December  31,  2002  and
          June  30,  2003 (unaudited)                                          3

          Consolidated  Statements  of  Income  -  for the three and
          six months ended June  30,  2002  and  2003  (unaudited)             5

          Consolidated  Statements  of  Cash  Flows  -  for  the  six
          months  ended June  30,  2002  and  2003  (unaudited)                6

          Notes  to  Consolidated  Financial  Statements                       7

Item  2.  Management's  Discussion  and  Analysis of Financial Conditions
          and  Results  of  Operations                                        13

Item  3.  Quantitative and Qualitative Disclosures About  Market  Risk        25

Item  4.  Controls  and  Procedures                                           25


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  26

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     26

Item  3.  Defaults  Upon  Senior  Securities                                  26

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         26

Item  5.  Other  Information                                                  26

Item  6.  Exhibits  and  Reports  on  Form  8-K                               26

SIGNATURES                                                                    27

EXHIBITS  FILED  WITH  THIS  FORM  10-Q                                       28

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2002 AND JUNE 30, 2003  (UNAUDITED)


                                     ASSETS


                                                                    DECEMBER 31,    JUNE 30,
                                                                       2002           2003
                                                                    -------------  -----------
                                                                                    (unaudited)

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $   7,320,143  $ 4,150,705
Accounts receivable, net of allowance for doubtful
      accounts of $2,135,660 and $3,450,191 (unaudited). . . . . .     19,055,201   11,853,960
Inventory, net of allowance for obsolete inventory of  $1,046,812
      and $485,083 (unaudited) . . . . . . . . . . . . . . . . . .      8,240,280   10,778,181
Inventory in transit . . . . . . . . . . . . . . . . . . . . . . .        675,000            -
Prepaid expenses and other current assets. . . . . . . . . . . . .         28,955      242,976
                                                                    -------------  -----------
     Total current assets. . . . . . . . . . . . . . . . . . . . .     35,319,579   27,025,822
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . .      1,059,067      689,827
TRADEMARK, net of accumulated amortization
of $4,292,308 and $4,581,676 (unaudited) . . . . . . . . . . . . .      5,353,371    5,064,004
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,952       25,952
                                                                    -------------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  41,757,969  $32,805,605
                                                                    =============  ===========

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2002 AND JUNE 30, 2003 (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                      DECEMBER 31,      JUNE 30,
                                                                         2002             2003
                                                                     --------------  -------------
                                                                                      (unaudited)

CURRENT LIABILITIES
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,372,827   $  5,005,827
 Accounts payable and accrued expenses. . . . . . . . . . . . . . .      7,285,246      3,591,315
 Accounts payable - related parties . . . . . . . . . . . . . . . .      2,607,278      7,379,971
 Reserves for customer returns and allowances . . . . . . . . . . .        765,898        255,128
 Current portion of settlement payable. . . . . . . . . . . . . . .      3,000,000      1,000,000
                                                                     --------------  -------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . .     24,031,249     17,232,241
 SETTLEMENT PAYABLE, net of current portion . . . . . . . . . . . .      1,000,000              -
   Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     25,031,249     17,232,241
                                                                     --------------  -------------

STOCKHOLDERS' EQUITY
 Preferred Stock
   10,000,000 shares authorized, $0.001 par value,
   0 and 0 (unaudited) shares issued and outstanding. . . . . . . .              -              -
 Class A common stock, $0.001 par value,
 100,000,000 shares authorized,
 4,529,672 and 4,529,672 (unaudited) shares issued and outstanding.          4,530          4,530
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .     31,557,988     31,557,988
Treasury stock, 4,226 and 13,493 (unaudited) shares, at cost. . . .        (42,330)      (126,014)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .    (14,793,468)   (15,863,140)
                                                                     --------------  -------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . .     16,726,720     15,573,364
                                                                     --------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $  41,757,969   $ 32,805,605
                                                                     ==============  =============

      The accompanying notes are an integral part of these financial statements.

                                         I/OMAGIC CORPORATION
                                            AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                             (UNAUDITED)



                                                   SIX MONTHS ENDED JUNE 30,                     THREE MONTHS ENDED JUNE 30,
                                                     2003                    2002                  2003              2002
                                        ---------------------------  -----------------------  ----------------- ---------------
                                                (unaudited)               (unaudited)           (unaudited)        (unaudited)

NET SALES. . . . . . . . . . . . . . .  $               29,856,920   $           40,806,067   $     12,792,717   $   14,086,435
COST OF SALES. . . . . . . . . . . . .                  25,509,803               35,912,214         10,882,406       13,237,805
                                        ---------------------------  ----------------------  -----------------  ---------------
GROSS PROFIT . . . . . . . . . . . . .                   4,347,117                4,893,853          1,910,311          848,630
                                        ---------------------------  ----------------------  -----------------  ---------------
OPERATING EXPENSES
Selling, marketing, and advertising. .                     664,604                  703,963            328,687          306,763
General and administrative . . . . . .                   3,934,729                4,093,122          2,477,890        2,104,354
Depreciation and amortization. . . . .                     712,585                  781,227            355,287          221,723
                                        ---------------------------  ----------------------  -----------------  ---------------
   Total operating expenses. . . . . .                   5,311,918                5,578,312          3,161,864        2,632,840
                                        ---------------------------  ----------------------  -----------------  ---------------
LOSS FROM OPERATIONS . . . . . . . . .                    (964,801)                (684,459)        (1,251,553)      (1,784,210)
                                        ---------------------------  ----------------------  -----------------  ---------------
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . .                         271                      112                105              112
Interest expense . . . . . . . . . . .                    (155,653)                (192,140)           (52,086)        (117,369)
Other income (expense) . . . . . . . .                      49,315                  (73,305)            26,052          (63,567)
                                        ---------------------------  ----------------------  -----------------  ---------------

          Total other income (expense)                    (106,067)                (265,333)           (25,929)        (180,824)
                                        ---------------------------  ----------------------  -----------------  ---------------

LOSS BEFORE INCOME TAXES . . . . . . .                  (1,070,868)                (949,792)        (1,277,482)      (1,965,034)
PROVISION FOR (BENEFIT FROM)
INCOME TAXES . . . . . . . . . . . . .                      (1,198)                 500,000              1,456          500,000
                                        ---------------------------  ----------------------  -----------------  ---------------
NET LOSS . . . . . . . . . . . . . . .                 ($1,069,670)             ($1,449,792)       ($1,278,938)     ($2,465,034)
                                        ===========================  ======================  =================  ===============


BASIC AND DILUTED EARNINGS PER SHARE .                      ($0.24)                  ($0.32)            ($0.28)          ($0.54)
                                        ===========================  ======================  =================  ===============

BASIC AND DILUTED WEIGHTED-
AVERAGE SHARES OUTSTANDING . . . . . .                   4,529,672                4,529,672          4,529,672        4,529,672
                                        ===========================  ======================  =================  ===============


      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2003                  2002
                                                         ---------------------------  --------------
                                                                  (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss). . . . . . . . . . . . . . . . . . . . . . .                 ($1,069,670)   ($1,449,792)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization . . . . . . . . . . . . .                     423,217        154,263
Amortization of trademarks. . . . . . . . . . . . . . .                     289,368        626,964
Allowance for doubtful accounts . . . . . . . . . . . .                   2,288,018        287,127
Reserve for customer returns and allowances . . . . . .                    (510,770)    (1,194,563)
Reserve for obsolete inventory. . . . . . . . . . . . .                    (561,729)        73,719
Deferred income tax . . . . . . . . . . . . . . . . . .                           -        500,000
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . . . . .                   4,913,224     12,688,401
Inventory . . . . . . . . . . . . . . . . . . . . . . .                  (1,301,173)    (2,394,632)
Prepaid expenses and other current assets . . . . . . .                    (214,021)       786,354
Increase (decrease) in
Accounts payable and accrued expenses . . . . . . . . .                  (3,693,936)    (5,184,417)
Accounts payable - related parties. . . . . . . . . . .                   4,772,693     (1,714,093)
Settlement payable. . . . . . . . . . . . . . . . . . .                  (3,000,000)             -
                                                         ---------------------------  -------------
Net cash provided by (used in) operating activities . .                   2,335,221      3,140,573
                                                         ---------------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . . .                     (53,975)       (30,142)
   Proceeds from sale of property and equipment . . . .                           -         74,000
                                                         ---------------------------  -------------
   Net cash provided by (used in) investing activities.                     (53,975)        43,858
                                                         ---------------------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit . . . . . .                  (5,367,000)       (55,558)
Purchase of treasury shares . . . . . . . . . . . . . .                     (83,684)       (19,974)
Payments on capital lease obligations . . . . . . . . .                           -         (4,068)
                                                         ---------------------------  -------------
Net cash provided by (used in) financing activities . .                  (5,450,684)       (79,600)
                                                         ---------------------------  -------------
Net increase (decrease) in cash and cash equivalents. .                  (3,169,438)     3,104,831
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .                   7,320,143      4,423,623
                                                         ---------------------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $                4,150,705   $  7,528,454
                                                         ===========================  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . . . . .  $                  189,815   $    169,688
                                                         ===========================  =============
 INCOME TAXES PAID. . . . . . . . . . . . . . . . . . .  $                    3,182   $        800
                                                         ===========================  =============

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements include the accounts of I/OMagic and subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K.

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

The following potential common shares have been excluded from the computation of diluted earnings per share as of June 30, 2003 and 2002 due to being anti-dilutive.

                                               2003        2002
                                             -------     ---------

Stock  Options                               89,982       143,216
Redeemable convertible preferred stock            -        75,000
                                             -------     ---------
                                             89,982       218,216
                                             -------     ---------

Since the Company had a net loss for the three and six months ended June 30, 2002 and 2003, basic and diluted shares are the same.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:
                                                        June  30,
                                                          2003
                                                     --------------
                                                       (unaudited)

Accounts  payable                                     $     207,344
Accrued  rebates  and  marketing                          2,744,996
Accrued  compensation  and  related  benefits               363,346
Other                                                       275,629
                                                     --------------
TOTAL                                                 $   3,591,315
                                                     ==============

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                                        June  30,
                                                          2003
                                                     --------------
                                                       (unaudited)

Component  parts                                      $  4,487,530
Finished  goods                                          6,775,734
Reserves for obsolete and  slow  moving  inventory        (485,083)
                                                      -------------
TOTAL                                                 $ 10,778,181
                                                      =============

NOTE  5  -  LINE  OF  CREDIT

The Company maintains a revolving line of credit with a ChinaTrust Bank (USA) that allows it to borrow a maximum of $9,000,000 with a sub-limit of $8,000,000. The line of credit was to expire December 31, 2003 and is secured by substantially all of the Company's assets. Within the sub-limit, up to $8,000,000 is available for issuance of sight letters of credit, refinancing letters of credit, local purchase financing against invoice(s), and working capital loans with maturities up to 150 days. Letters of credit have maturities of up to 60 days. Each advance over a total outstanding line balance of $4,000,000 is subject to the above maturity periods.

Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.00% as of June 30, 2003), plus 0.75%, subject to a minimum interest rate of 5.5%. As of June 30, 2003, the outstanding balance under the revolving line of credit was $5,005,827. The Company is required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.

The line of credit is included in current liabilities in the accompanying consolidated balance sheet. The line of credit provides for the maintenance of certain financial covenants. As of December 31, 2002, the Company was in violation of certain covenants. On April 11, 2003, the Company obtained a waiver, effective April 15, 2003, from ChinaTrust Bank (USA) as to the Company's violation of the covenants. This waiver also modified the original expiration date on the line of credit from December 31, 2003 to October 15, 2003. The waiver stipulates that if the defaults are not cured within 15 days, the bank is willing to forbear from enforcing the defaults, provided that the Company pays in full the outstanding amounts under the line of credit by October 15, 2003. This waiver is subject to a Forbearance Agreement and Release entered into on June 16, 2003 between ChinaTrust Bank (USA) and the Company. As of June 30, 2003, the Company was in violation of certain covenants. On August 14, 2003, the Company obtained a waiver from ChinaTrust Bank (USA) as to its violation of the covenants. The expiration date remains October 15, 2003. On August 15, 2003, the Company obtained a new line of credit with another bank (see Note 9 - Subsequent Events).

NOTE  6  -  CREDIT  LINES  FROM  RELATED  PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a stockholder and supplier for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2002 and June 30, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this agreement.

In connection with a December 2000 subscription agreement, the Company also has available an additional trade line of credit through a stockholder and vendor that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2002 and June 30, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. The third party will charge the Company a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000 a month. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1,500,000, which may be applied against outstanding trade payables after six months. This deposit has been offset by "Accounts Payables - Related Parties" in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. As of June 30, 2003 (unaudited), there were $3,005,929 in trade payables net of the deposit outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store, at the Company's warehouse, up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. Also in February 2003, the Company entered into an agreement with this related party for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of June 30, 2003 (unaudited), there were $4,374,042 in trade payable outstanding under this arrangement. As of December 31, 2002, there were $2,607,278 in trade payables outstanding under a prior arrangement with this related party.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through October 2005.

Rent expense was $214,498 and $213,832 for the six months ended June 30, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION

On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and its subsidiary against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendants' representation of the Company and its subsidiary. A claim of $15 million in damages has been alleged against the defendants. As of the date of this Report, the complaint is being amended by the Company and defendants have not answered. The outcome of this action is presently uncertain.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

EMPLOYMENT  CONTRACT

The Company entered into an employment contract with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. A $14,649 bonus was paid during the six months ended June 30, 2003. An $18,000 bonus was paid during the six months ended June 30, 2002 under a prior employment contract.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the six months ended June 30, 2003 and 2002, the Company incurred $1,370,675 (unaudited) and $1,429,165 (unaudited), respectively, related to these agreements. Such is netted against sales revenue in the accompanying statements of income.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2003 and 2002, the Company had purchases from related parties totaling approximately $14,026,990 (unaudited) and $10,880,505 (unaudited), respectively.

During the six months ended June 30, 2003 and 2002, the Company had accounts payable to related parties totaling approximately $7,379,971 (unaudited) and $3,809,279 (unaudited), respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company which required minimum monthly payments of $28,673. The Company's lease with the related party expired on March 28, 2003. For the six months ended June 30, 2003 and 2002, rent expense was $86,018 and $172,035 respectively, and is included in general and administrative expenses in the accompanying statements of operations.

NOTE 9 - SUBSEQUENT EVENTS

On July 1, 2003, the Company signed a three year lease for a new facility in the city of Irvine, California. The Company has an option for an additional three year period at the end of the initial term. The monthly lease rates are $25,480 the first year, $26,244 the second year, and $27,032 in the third year. A fourth year would be at the then prevailing market rate, and years five and six would have 3% increases. The Company expects to occupy the new facility in mid-September 2003.

On August 15, 2003, the Company entered into an agreement for an asset based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate of Wells Fargo Bank plus 0.75%. As of August 18, 2003, the interest rate would be 4.75%.

The new line of credit will initially be used to pay off the outstanding balance with ChinaTrust Bank (USA). Any remaining availability on the line may be used for operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

     We offer products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. Our sales are to national North America retail chains and major regional North America retail chains. We experienced a 26.8% decrease in net sales for the six months ended June 30, 2003 over the six months ended June 30, 2002. While the current economic climate makes it difficult for us to look forward into the balance of 2003, we believe that our potential sales have been strengthened by the addition of new customers in 2002 and the possibility of additional new customers in the latter half of 2003.

     Our net loss for the six months ended June 30, 2003 decreased by 26.2% as compared to the six months ended June 30, 2002, primarily due to the expensing of $500,000 in deferred income taxes in 2002. Our loss before income taxes for the six months ended June 30, 2003 increased by 11.3% as compared to the six months ended June 30, 2002, primarily the result of a 26.8% decrease in net sales.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

     Net sales decreased 9.2% from $14,086,435 for the three months ended June 30, 2002 to $12,792,717 for the three months ended June 30, 2003 . The decrease in net sales is attributable to a significant decrease in sales to two of our major customers due to a reduction in current products carried in the optical storage category. We believe that the recent introduction of new products such as our digital photo library, duplicator and media station products will result in an increase in revenues for the second half of 2003 as compared to the first half of 2003.

     Cost of sales as a percentage of net sales decreased from 94.0% ($13,237,805) in the three months ended June 30, 2002 to 85.1% ($10,882,406) in the three months ended June 30, 2003. Cost of units decreased from 85.0% ($11,971,928) in the three months ended June 30, 2002 to 81.8% ($10,466,845) in the three months ended June 30, 2003 of net sales. Freight in/out decreased from 5.1% ($715,877) in the three months ended June 30, 2002 to 3.3% ($415,559)
in the three months ended June 30, 2003 of net sales. Inventory shrink/adjustments decreased from 3.9% ($550,000) in the three months ended June 30, 2002 to 0.0% ($0) in the three months ended June 30, 2003 of net sales. We wrote down to lower of cost or market $550,000 in inventory in 2002 and $0 in 2003.

     Operating expenses operating as a percentage of net sales increased from 18.7% ($2,632,840) in the three months ended June 30, 2002 to 24.7% ($3,161,864)
in the three months ended June 30, 2003. This percentage increase is primarily due to total expenses increasing 20.1%, to $3,161,864 for the three months ended June 30, 2003 from $2,632,840 in the three months ended June 30, 2002, while net sales decreased 9.2% in the three months ended June 30, 2003 from the three months ended June 30, 2002. Selling, marketing and advertising expenses increased by $21,924 (7.1%), to $328,687 for the three months ended June 30, 2003 from $306,763 for the three months ended June 30, 2002. General and administrative expenses increased by $373,536 (17.8%), to $2,477,890 for the three months ended June 30, 2003 from $2,104,354 for the three months ended June 30, 2002. Depreciation and amortization expenses increased by $133,564 (60.2%), to $355,287 for the three months ended June 30, 2003 from $221,723 for the three months ended June 30, 2002.

     Selling, marketing and advertising expenses for the three months ended June 30, 2003 were $328,687 (2.6% of net sales) and for the three months ended June 30, 2002 were $306,763 (2.2% of net sales). Selling, marketing and advertising expenses increased by $21,924 primarily due to $56,453 greater customer performance charges, $24,283 greater outside representative commissions and $17,874 greater salaries and fringe benefits, offset by $51,161 less trade shows expense and $20,000 less dues and subscriptions.

     General and administrative expenses for the three months ended June 30, 2003 were $2,477,890 (19.4% of net sales) and for the three months ended June 30, 2002 were $2,104,355 (14.9% of net sales). General and administrative expenses increased $373,535 primarily due to $878,089 more bad debt expense offset by $258,229 less legal expenses primarily due to reducing 2002 estimated accrual in relation to a lawsuit, $89,378 less insurance primarily due to overaccrual of prior years, $47,613 less production supplies due to lower sales, $46,738 less audit expenses due to adjustment of prior year expenses, and $34,604 less offsite storage expense.

     Depreciation and amortization expenses for the three months ended June 30, 2003 were $355,287 (2.8% of net sales) and for the three months ended June 30, 2002 were $221,723 (1.6% of net sales). The increase of $133,564 was primarily due to increased amortization of leasehold improvements. The amortization of the leasehold improvements at the current Santa Ana location was accelerated due to an anticipated move to a larger facility later this year.

     Other income (expenses) decreased to $25,929 (0.2% of net sales) expense for the three months ended June 30, 2003 from $180,824 expense (1.3% of net sales) for the three months ended June 30, 2002. This decrease of $154,895 was primarily due to $102,325 legal fees for the three months ended June 30, 2002 in connection with a litigation matter, as compared to $0 in legal fees for the three months ended June 30, 2003 for the litigation matter, $65,283 less interest expense for the three months ended June 30, 2003 due to less borrowings, $26,020 in currency exchange gain in relation to sales to Canadian retailers, offset by $38,759 gain in the three months ended June 30, 2002 on the sale of fixed assets.

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

     Net sales decreased 26.8% from $40,806,067 for the six months ended June 30, 2002 to $29,856,920 for the six months ended June 30, 2003 . The decrease in net sales is attributable to a significant decrease in sales to two of our major customers due to a reduction in current products carried in the optical storage category. We believe that the recent introduction of new products such as our digital photo library, duplicator and media station products will result in an increase in revenues for the second half of 2003 as compared to the first half of 2003.

     Cost of sales as a percentage of net sales decreased from 88.0% ($35,912,214) for the six months ended June 30, 2002 to 85.3% ($25,509,803) for the six months ended June 30, 20033. Cost of units increased from 79.4% of net sales ($32,406,021) for the six months ended June 30, 2002 to 81.4% of net sales ($24,289,871) for the six months ended June 30, 2003. Freight in/out decreased from 5.7% of net sales ($2,306,195) for the six months ended June 30, 2002 to

4.1% of net sales ($1,219,932) for the six months ended June 30, 2003. Inventory shrink/adjustments decreased from 2.9% of net sales ($1,200,000) for the six months ended June 30, 2002 to 0.0% of net sales ($0) for the six months ended June 30, 2003. We wrote down to lower of cost or market $1,200,000 in inventory for the six months ended June 30, 2002 and $0 for the six months ended June 30, 2003.

     Operating expenses as a percentage of net sales increased from 13.7% ($5,578,312) for the six months ended June 30, 2002 to 17.8% ($5,311,918) for the six months ended June 30, 2003. This percentage increase is primarily due to total operating expenses decreasing 4.8%for the six months ended June 30, 2003 from the six months ended June 30, 2002, while net sales decreased 26.8% for the six months ended June 30, 2003 from the six months ended June 30, 2002. Selling, marketing and advertising expenses decreased by $39,359 (5.6%), to $664,604 for the six months ended June 30, 2003 from $703,963 for the six months ended June 30, 2003. General and administrative expenses decreased by $158,393 (3.9%), to $3,934,729 for the six months ended June 30, 2003 from $4,093,122 for the six months ended June 30, 2002. Depreciation and amortization expenses decreased by $68,642 (8.8%), to $712,585 for the six months ended June 30, 2003 from $781,227 for the six months ended June 30, 2002.

Selling, marketing and advertising expenses for the six months ended June 30, 2003 were $664,604 (2.2% of net sales) and for the six months ended June 30 2002
were $703,963 (1.7% of net sales).   Selling, marketing and advertising expenses
decreased by $39,359 primarily due to $53,135 less outside rep commissions, $42,086 less trade shows expense, $20,000 less dues, offset by $56,453 greater customer performance charges and $28,287 greater salaries and fringe benefits.

     General and administrative expenses for the six months ended June 30, 2003 were $3,934,729 (13.2% of net sales) and for the six months ended June 30, 2002 were $4,093,122 (10.0% of net sales). General and administrative expenses decreased $158,393 primarily due to$245,824 less legal expenses primarily due to reducing 2002 estimated accrual in relation to a lawsuit, $115,521 less insurance primarily due to overaccrual of prior years, $67,899 less production supplies due to lower sales, $44,073 less offsite storage expense, $42,836 less bank charges, $38,297 less postage, $36,613 less temp help, offset by $378,089 more bad debt expense, $64,876 more product design, $53,262 more audit expense, $40,572 more outside assembly.

     Depreciation and amortization expenses for the six months ended June 30, 2003 were $712,585 (2.4% of net sales) and for the six months ended June 30, 2002 were $781,227 (1.9% of net sales). The decrease of $68,642 was due to $337,596 decreased amortization of trademarks offset by $268,954 increased amortization of leasehold improvements. In 2002 we had an outside valuation service review the value of the trademarks and their useful lives. Based upon the valuation, we determined (with concurrence of our independent auditors) that there had been no impairment to the value of the trademarks and that the useful lives of the trademarks should be increased by ten years due to additional historical information of their value. Therefore, the amount of annual trademark amortization was decreased beginning in the second quarter 2002. The amortization of the leasehold improvements at the current Santa Ana location were accelerated as of January 2003 due to an anticipated move to a larger facility later this year.

Other income (expenses) decreased to $106,067 (0.4% of net sales) expense for the six months ended June 30, 2003 from $265,333 expense (0.7% of net sales) for the six months ended June 30, 2002. This decrease of $159,266 was primarily due to $112,064 legal fees for the six months ended June 30, 2002 in connection with a litigation matter, as compared to $0 in legal fees for the three months ended June 30, 2003 for the litigation matter, $49,255 in currency exchange gain in relation to sales to Canadian retailers for the six months ended June 30, 2003, $36,487 less interest expense due to less borrowings for the six months ended June 30, 2003 as compared to June 30, 2002, offset by $38,759 gain in the six months ended June 30, 2002 on the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2003 we had a net decrease in cash relative to December 31, 2002 in the amount of $3,169,438. This was due to cash provided by operating activities of $2,335,221 offset by cash used in financing activities of $5,450,684 and cash used in investing activities of $53,975. Cash provided by operations was from a decrease in accounts receivable of $4,913,224, an increase in accounts payable to related parties of $4,772,693, an increase in non-cash entries of $1,928,104, offset by a decrease in accounts payable and accrued expenses of $3,693,936, a decrease in the reserve for settlements of $3,000,000, an increase in inventory of $1,301,173, a net loss of $1,069,670, an increase in other current assets of $214,021. Cash used for financing activities was for net payments on the line of credit of $5,367,000 and purchase of treasury stock of $83,684. Cash used for investing activities was for leasehold improvements, furniture and computer equipment.

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

     Within the line of credit, a sub-line of $1,000,000 is available for uncollected funds. The availability of the line of credit is subject to the borrowing base, which is 65% of eligible receivables. Advances on the line of credit bear interest at the Wall Street Journal prime rate (4.00% as of June 30, 2003), plus 0.75%, subject to a minimum interest rate of 5.5%. As of June 30, 2003, the outstanding balance under the revolving line of credit was $5,005,827. We are required to maintain a minimum, quarterly, combined average, cash compensating balance of $750,000.

     The line of credit provides for the maintenance of certain financial covenants. As of December 31, 2002, we were in violation of certain covenants. On April 11, 2003, we obtained a waiver, effective April 15, 2003, from ChinaTrust Bank (USA) as to our violation of the covenants. This waiver stipulates that if the defaults are not cured within 15 days, the bank is willing to forbear from enforcing the defaults, provided that the Company pays in full the outstanding amounts under the line of credit by October 15, 2003. This agreement is subject to a Forbearance Agreement and Release entered into on June 16, 2003 between ChinaTrust Bank (USA) and the Company. As of March 31, 2003, we were in violation of certain covenants. On May 15, 2003, we obtained a waiver from ChinaTrust Bank (USA) as to our violation of the covenants. As of June 30, 2003, we were in violation of certain covenants. On August 15, 2003, we obtained a waiver from ChinaTrust Bank (USA) as to our violation of the covenants. The expiration date remains October 15, 2003.

     On August 15, 2003, we entered into an agreement for an asset based line of credit with United National Bank, effective August 18, 2003. The line allows us to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of our assets. Advances on the line bear interest at the floating commercial loan rate of Wells Fargo Bank plus 0.75%. As of August 18, 2003, the interest rate would be 4.75%.

     The new line of credit will initially be used to pay off the outstanding balance with ChinaTrust Bank (USA). Any remaining availability on the line may be used for operations.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics Co., Ltd. ("Lung Hwa"), whereby Lung Hwa has agreed to purchase inventory on our behalf. The agreement allows us to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. Lung Hwa will charge us a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if we reach an average running monthly purchasing volume of $750,000 a month. Returns made by us, which are agreed to by the supplier, will result in a credit to us for the handling charge. As security for the trade facility, we paid Lung Hwa a security deposit of $1,500,000 in 2003. This deposit has been offset against "Accounts Payables -Related Parties" in the accompanying financial statements, as the agreement allows us the right to offset against outstanding trade payables after six months. The agreement will remain in force continuously. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice. Otherwise, the agreement will remain in force without effecting a new signed agreement. As of June 30, 2003, we owed Lung Hwa $3,005,929.

     In February 2003, we entered into an agreement with Behavior Tech Computer
(USA) Corp. ("BTC USA") whereby BTC USA will supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, we will insure the consignment inventory, store the consignment inventory for no charge, and furnish BTC USA with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party upon 60 days' prior written notice. Also in February 2003, we entered into an agreement with the related party for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of June 30, 2003, we owed BTC $4,374,042.

     In the event the next twelve months result in significant revenue growth either through the addition of several high cost products or the addition of several large national retailers, we may experience net negative cash flows from operations, pending an increase in gross margins, and may be required to obtain additional financing to fund operations through proceeds from offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital through public or private issuance of equity or debt securities or increased trade credit facilities with vendors. In the event we are unsuccessful in securing such financing, we may be required to curtail our sales growth.

     In the event the next twelve months result in moderate revenue growth either through the addition of one or two high cost products or the addition of one large national retailer, and the economy does not result in further margin erosion, then we believe that cash flow from operations and our current bank line of credit and trade facilities will be sufficient to fund such growth.

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

     Our backlog at June 30, 2003 was $4,300,114 as compared to a backlog at June 30, 2002 of $3,743,040. Based upon the history of the past twelve months, the June 30, 2003 backlog may be reduced by $399,911 (9%) when recognized as sales, due to returns and price protections.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

     We have not been profitable the last three years and the first six months of 2003 and may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of June 30, 2003, we had an accumulated deficit of $15,863,140. During 2002, 2001, and 2000, we incurred net losses in the amount of $8,347,231, $5,547,645, and $6,410,849, respectively, and we have incurred a net loss of $1,069,670 for the first six months of 2003. We cannot predict if we will be profitable in future quarters and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain annual profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become continuously profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

OUR CONCENTRATION OF SALES TO THREE MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

     During the first six months of 2003, net sales to our four largest customers represented 35%, 18%, 12% and 12%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

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

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO RAPID CHANGES IN THE COMPUTER PERIPHERAL AND CONSUMER ELECTRONICS INDUSTRIES. IF WE FAIL TO DO SO, OUR BUSINESS WILL SUFFER.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

     During the six months ended June 30, 2003, sales of our computer peripheral products accounted for 97.5% of our total net sales, and sales of our consumer electronics products accounted for 2.5% of our total net sales. In many cases we have long-term contracts with our computer peripheral and consumer electronics retailers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of computer peripheral or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the computer peripheral and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

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

     Net sales of our optical storage and related media products accounted for approximately 88.5% of our net sales for the six months ended June 30, 2003. Although we have introduced products in other segments of the computer peripheral market and in the consumer electronics market, optical storage and optical media products are expected to continue to account for a majority of our sales for at least the next year. A decline in the demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

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

     The market prices of securities of technology-based companies have historically been highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, from January 1, 2003 through June 30, 2003, the high and low closing sale prices of a share of our common stock were $10.00 and $3.00 respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

BECAUSE WE MAY BE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the six months ended June 30, 2003. Our sales to a foreign country (Canada) were less than 1% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We have entered into a new line of credit with United National Bank, effective August 18, 2003. The line of credit provides for an interest rate equal to the floating commercial loan rate of Wells Fargo Bank plus three quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the United National Bank line of credit.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 18, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended June 30, 2003, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and its subsidiary against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendants' representation of the Company and its subsidiary.
A claim of $15 million in damages has been alleged against the defendants. As of the date of this Report, the complaint is being amended by the Company and defendants have not answered. The outcome of this action is presently uncertain.

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

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     Exhibits:

          Number   Description
          ------   -----------

          10.1 Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation.

          10.2 Lease Agreement entered into on July 1, 2003 between Laro Properties LP and I/OMagic Corporation

Business Loan Agreement entered into as of August 15, 2003
                   between United National Bank and I/OMagic Corporation

Promissory Note dated August 15, 2003 between United
                   National Bank and I/OMagic Corporation

Commercial Security Agreement dated August 15, 2003 between
United National Bank and I/OMagic Corporation

Certifications of Chief Executive Officer under Exchange
         Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 18, 2003

Certifications of Chief Financial Officer under Exchange
         Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 18, 2003

Certifications of Chief Executive Officer and Chief Financial
Officer pursuant to Rule Exchange Act Rules 13a-14(b) and
19d-14(b) (Section 906 of the Sarbanes-Oxley Act), dated August
18, 2003

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

                              I/OMAGIC  CORPORATION

DATED:   August  18,  2003    By:  /s/  Tony  Shahbaz
                                   ------------------
                              Tony  Shahbaz,  President  and  Chief
                              Executive  Officer  (principal  executive officer)

                              By:  /s/  Steve  Gillings
                                   --------------------
                              Steve  Gillings,  Chief  Financial  Officer
                              (principal  financial  and  accounting  officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number   Description
------   -----------


10.1 Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation.

10.2 Lease Agreement entered into on July 1, 2003 between Laro Properties LP and I/OMagic Corporation

10.3 Business Loan Agreement entered into as of August 15, 2003 between United National Bank and I/OMagic Corporation

10.4 Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation

10.5 Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation

31.1 Certifications of Chief Executive Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 18, 2003

31.2 Certifications of Chief Financial Officer under Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act), dated August 18, 2003

32.1. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule Exchange Act Rules 13a-14(b) and 19d-14(b) (Section 906 of the Sarbanes-Oxley Act), dated August 18, 2003