Form 10-Q
period 2003-09-30
I/OMAGIC CORP
filed 2003-11-14
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

               For the quarterly period ended  September 30, 2003
                                               ------------------

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the transition period from                to

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)


          Nevada                                        88-029062
 ------------------------------             -------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation  or  Organization)


     4  Marconi,  Irvine,  CA                            92618
     ------------------------                         ----------
(Address  of  Principal  Executive  Offices)          (Zip  Code)

                                 (949) 707-4800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                  1300 E. Wakeham Avenue, Santa Ana, CA 92705
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

As of November 14, 2003, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets - December 31, 2002
          and September 30, 2003   (unaudited)                              3

          Consolidated  Statements  of  Income  - For the nine and
          three months ended September 30, 2003 and 2002 (unaudited)        5

          Consolidated Statements of Cash Flows - For the nine months
          ended September 30, 2003 and 2002 (unaudited)                     6

          Notes  to  Consolidated  Financial  Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       23

Item 4.   Controls  and  Procedures                                        24


PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               24

Item 2.   Changes  in  Securities  and  Use  of  Proceeds                  24

Item 3.   Defaults  Upon  Senior  Securities                               24

Item 4.   Submission of Matters to a Vote of Security Holders              24

Item 5.   Other Information                                                25

Item 6.   Exhibits  and  Reports  on  Form  8-K                            25

SIGNATURES                                                                 25

EXHIBITS  FILED  WITH  THE  REPORT                                         26

                         PART I - FINANCIAL INFORMATION


ITEM  1.           FINANCIAL  STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2002 AND SEPTEMBER 30, 2003  (UNAUDITED)

                                     ASSETS


                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                       2002          2003
                                                                    ------------  -----------
                                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $  7,320,143  $ 1,588,261
Accounts receivable, net of allowance for doubtful
      accounts of $2,135,660 and $2,031,310 (unaudited). . . . . .    19,055,201   15,300,838
Inventory, net of allowance for obsolete inventory of  $1,046,812
      and $324,485 (unaudited) . . . . . . . . . . . . . . . . . .     4,274,852    5,659,695
Inventory, consigned . . . . . . . . . . . . . . . . . . . . . . .     3,965,428    3,479,682
Inventory in transit . . . . . . . . . . . . . . . . . . . . . . .       675,000      140,584
Prepaid expenses and other current assets. . . . . . . . . . . . .        28,955      184,395
                                                                    ------------  -----------
     Total current assets. . . . . . . . . . . . . . . . . . . . .    35,319,579   26,353,455
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . .     1,059,067      587,106
TRADEMARK, net of accumulated amortization
      of $4,292,308 and $4,726,360 (unaudited) . . . . . . . . . .     5,353,371    4,919,319
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,952       52,984
                                                                    ------------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 41,757,969  $31,912,864
                                                                    ============  ===========

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2002 AND SEPTEMBER 30, 2003 (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                       2002            2003
                                                                    ------------    -----------
                                                                                    (unaudited)
CURRENT LIABILITIES
 Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,372,827   $  3,774,788
 Accounts payable and accrued expenses . . . . . . . . . . . . . .     7,285,246      4,539,410
 Accounts payable - related parties. . . . . . . . . . . . . . . .     2,607,278      6,179,351
 Reserves for customer returns and allowances. . . . . . . . . . .       765,898        651,525
 Current portion of settlement payable . . . . . . . . . . . . . .     3,000,000      1,000,000
                                                                    -------------  -------------
   Total current liabilities . . . . . . . . . . . . . . . . . . .    24,031,249     16,145,074
 SETTLEMENT PAYABLE, net of current portion. . . . . . . . . . . .     1,000,000              -
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . .    25,031,249     16,145,074
                                                                    -------------  -------------
STOCKHOLDERS' EQUITY
 Preferred Stock
   10,000,000 shares authorized, $0.001 par value
   0 and 0 (unaudited) shares issued and outstanding . . . . . . .             -              -
 Class A common stock, $0.001 par value
   100,000,000 shares authorized
   4,529,672 and 4,529,672 (unaudited) shares issued and outstanding       4,530          4,530
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    31,557,988     31,557,988
Treasury stock, 4,226 and 13,493 (unaudited) shares, at cost . . .       (42,330)      (126,014)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (14,793,468)   (15,668,714)
                                                                    -------------  -------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . .    16,726,720     15,767,790
                                                                    -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 41,757,969   $ 31,912,864
                                                                    =============  =============

      The accompanying notes are an integral part of these financial statements.


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                 SEPTEMBER  30,            SEPTEMBER  30,
                                                            2003           2002           2003          2002
                                                        ------------  -------------  ------------  -------------
                                                         (unaudited)    (unaudited)   (unaudited)    (unaudited)
NET SALES. . . . . . . . . . . . . . . . . . . . . . .  $43,362,247   $ 61,199,231   $13,505,327   $ 20,393,164
COST OF SALES. . . . . . . . . . . . . . . . . . . . .   36,953,579     54,750,691    11,443,776     18,838,477
                                                        ------------  -------------  ------------  -------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .    6,408,668      6,448,540     2,061,551      1,554,687
                                                        ------------  -------------  ------------  -------------
OPERATING EXPENSES
Selling, marketing, and advertising. . . . . . . . . .      940,539      1,147,916       275,935        443,953
General and administrative . . . . . . . . . . . . . .    5,137,422      5,767,854     1,202,693      1,674,732
Depreciation and amortization. . . . . . . . . . . . .    1,058,647      1,000,363       346,062        219,136
                                                        ------------  -------------  ------------  -------------
   Total operating expenses. . . . . . . . . . . . . .    7,136,608      7,916,133     1,824,690      2,337,821
                                                        ------------  -------------  ------------  -------------
INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . .     (727,940)    (1,467,593)      236,861       (783,134)
                                                        ------------  -------------  ------------  -------------
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . . . . . . . . . .          307          1,411            36          1,299
Interest expense . . . . . . . . . . . . . . . . . . .     (196,412)      (282,818)      (40,759)       (90,678)
Other income (expense) . . . . . . . . . . . . . . . .       45,719       (242,473)       (3,596)      (169,168)
                                                        ------------  -------------  ------------  -------------

          Total other income (expense) . . . . . . . .     (150,386)      (523,880)      (44,319)      (258,547)
                                                        ------------  -------------  ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . .     (878,326)    (1,991,473)      192,542     (1,041,681)
PROVISION FOR (BENEFIT FROM) INCOME TAXES. . . . . . .       (3,083)       999,132        (1,885)       499,132
                                                        ------------  -------------  ------------  -------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .    ($875,243)   ($2,990,605)  $   194,427    ($1,540,813)
                                                        ============  =============  ============  =============


BASIC AND DILUTED EARNINGS PER SHARE . . . . . . . . .       ($0.19)        ($0.66)  $      0.04         ($0.34)
                                                        ============  =============  ============  =============



BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING.    4,529,672      4,529,672     4,529,672      4,529,672
                                                        ============  =============  ============  =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                             2003           2002
                                                         ------------  -------------
                                                          (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss). . . . . . . . . . . . . . . . . . . . . . .    ($875,243)   ($2,990,605)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization . . . . . . . . . . . . .      624,594        228,715
Amortization of trademarks. . . . . . . . . . . . . . .      434,052        771,648
Allowance for doubtful accounts . . . . . . . . . . . .     (104,350)     1,100,000
Reserve for customer returns and allowances . . . . . .     (114,373)    (1,475,326)
Reserve for obsolete inventory. . . . . . . . . . . . .     (722,327)     1,425,000
Net (gain) loss from sale of property and equipment . .           61        (38,759)
Deferred income tax . . . . . . . . . . . . . . . . . .            -      1,000,000
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . . . . .    3,858,711     10,081,186
Inventory . . . . . . . . . . . . . . . . . . . . . . .      357,645       (335,483)
Prepaid expenses and other current assets . . . . . . .     (155,440)     1,852,377
Other assets. . . . . . . . . . . . . . . . . . . . . .      (27,032)             -
Increase (decrease) in
Accounts payable and accrued expenses . . . . . . . . .   (2,745,838)    (5,523,788)
Accounts payable - related parties. . . . . . . . . . .    3,572,073     (2,379,658)
Settlement payable. . . . . . . . . . . . . . . . . . .   (3,000,000)             -
                                                         ------------  -------------
Net cash provided by (used in) operating activities . .    1,102,533      3,715,307
                                                         ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . . .     (153,192)      (140,328)
   Proceeds from sale of property and equipment . . . .          500         74,000
                                                         ------------  -------------
   Net cash provided by (used in) investing activities.     (152,692)       (66,328)
                                                         ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit . . . . . .   (6,598,039)    (4,407,066)
Purchase of treasury shares . . . . . . . . . . . . . .      (83,684)       (40,410)
Payments on capital lease obligations . . . . . . . . .            -         (9,188)
                                                         ------------  -------------
Net cash provided by (used in) financing activities . .   (6,681,723)    (4,456,664)
                                                         ------------  -------------
Net increase (decrease) in cash and cash equivalents. .   (5,731,882)      (807,685)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .    7,320,143      4,423,623
                                                         ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $ 1,588,261   $  3,615,938
                                                         ============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . . . . .  $   229,379   $    279,757
                                                         ============  =============
 INCOME TAXES PAID (REFUNDED) . . . . . . . . . . . . .      ($3,083)  $        800
                                                         ============  =============

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of I/OMagic and subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

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

As of September 30, 2002 (unaudited) and September 30, 2003 (unaudited) the Company had potential common stock as follows:

                                                             2002         2003
                                                             ----         ----

Weighted  average  common  shares
     outstanding  during  the  period                    4,528,686     4,529,672

Incremental  shares  assumed  to  be  outstanding
     since  the  beginning  of  the  period
     related to  stock  options  and  warrants
     outstanding (unaudited)                                     -             -

Fully  diluted  weighted  average  common
     shares  and potential  common  stock                4,528,686     4,625,368


The following potential common shares have been excluded from the computation of diluted earnings per share as of September 30, 2002 due to being anti-dilutive.

                                                             2002
                                                             ----

Stock  Options                                             111,309
Redeemable  convertible  preferred  stock                   75,000
                                                        ----------
                                                           186,309

The following potential common shares have been excluded from the computation of diluted earnings per share as of September 30, 2003 due to the exercise price being greater than the Company's weighted average stock price for the period.

                                                              2003
                                                              ----

Stock  Options                                             126,167
Warrants  (committed)                                       20,004
                                                       -----------
                                                           146,171

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to the Company.

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


NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:

                                                September  30,
                                                     2003
                                                     ----
                                                  (unaudited)

Accounts  payable                                $ 1,638,701
Accrued  rebates  and  marketing                   2,247,509
Accrued  compensation  and  related  benefits        264,760
Other                                                388,440
                                                 ------------
TOTAL                                            $ 4,539,410
                                                 ============

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                                 September 30,
                                                     2003
                                                     ----
                                                  (unaudited)

Component  parts                                 $ 2,937,140
Finished  goods                                    3,047,040
Reserves for obsolete and
  slow  moving  inventory                           (324,485)
                                                 ------------
TOTAL                                            $ 5,659,695
                                                 ============

NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into a business loan agreement with United National Bank. Under the terms of the loan agreement, which became effective August 18, 2003, the Company may borrow up to $6,000,000. The credit facility expires September 1, 2004 and is secured by substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate of Wells Fargo Bank plus 0.75%. As of September 30, 2003, the interest rate was 4.75%. The credit facility also requires the Company to be in compliance with certain financial covenants, all of which were complied with at September 30, 2003. The agreement also calls for the Company to be profitable for the year ended December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of September 30, 2003 was $3,774,788. The Company has available to it $2,225,212 of additional borrowings under the credit facility as of September 30, 2003. The line of credit is included in current liabilities in the accompanying consolidated balance sheet.

NOTE  6  -  CREDIT  LINES  FROM  RELATED  PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a related party for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2002 and September 30, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

In connection with a December 2000 subscription agreement, the Company also has available an additional trade line of credit through a related party that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2002 and September 30, 2003 (unaudited), there were $0 and $0, respectively, in trade payables outstanding under this arrangement.

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

As security for the trade facility, the Company paid the related party a security deposit of $1,500,000, which may be applied against outstanding trade payables after six months. As of September 30, 2003, $500,000 has been applied against outstanding trade payables. This deposit has been offset by Accounts
Payables - Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. As of September 30, 2003 (unaudited), there were $3,345,578 in trade payables net of the deposit still outstanding ($1,000,000) under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store at the Company's warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of September 30, 2003 (unaudited), there were $2,833,773 in trade payable outstanding under this arrangement. As of December 31, 2002, there were $2,607,278 in trade payables outstanding under a prior arrangement with this related party.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through August 2006.

Rent expense was $332,024 and $340,966 for the nine months ended September 30, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION

On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and its subsidiary against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendant's representation of the Company and its subsidiary. A claim of $15 million in damages has been alleged against the defendants. As of the date of this report, the Company filed its first amended complaint and defendants have not answered. The outcome of this action is presently uncertain.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

EMPLOYMENT  CONTRACT

The Company entered into an employment contract with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for a minimum base salary and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. A $14,649 bonus was paid during the nine months ended September 30, 2003. An $18,000 bonus was paid during the nine months ended September 30, 2002 under a prior employment contract.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the nine months ended September 30, 2003 and 2002, the Company incurred $2,045,470 (unaudited) and $2,009,730 (unaudited), respectively, related to these agreements. Such is netted against sales revenue in the accompanying statements of income.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2003 and 2002, the Company made purchases from related parties totaling approximately $22,158,082 (unaudited) and $13,039,419 (unaudited), respectively.

During the nine months ended September 30, 2003 and 2002, the Company had accounts payable to related parties totaling approximately $6,179,351 (unaudited) and $3,142,062 (unaudited), respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company which required minimum monthly payments of $28,673. The Company's lease with the related party expired on March 28, 2003. For the nine months ended September 30, 2003 and 2002, rent expense to the related party was $86,018 and $258,053 respectively, and is included in general and administrative expenses in the accompanying statements of operations.

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

We offer products in both the personal computer and the consumer electronics marketplace. These products include a variety of peripheral upgrades for desktop and portable applications. Our sales are to national North America retail chains and major regional North America retail chains. We experienced a 29.1% decrease in net sales for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. While the current economic climate makes it difficult for us to look forward into the fourth quarter of 2003 and the year 2004, we believe that the introduction of our advanced DVD/RW products in the third quarter of 2003, which have higher average selling prices and higher margins than our other products, as well as our addition of Staples as a customer in September 2003, have strengthened our potential for profitability in the fourth quarter 2003 and for the year 2004.

Our net loss for the nine months ended September 30, 2003 decreased by 70.7% as compared to the nine months ended September 30, 2002, primarily due to the expensing of $1,000,000 in deferred income taxes in the first nine months of 2002 and the reduction of operating expenses by $779,000 and the reduction of other expenses by $373,000 during the first nine months of 2003.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Net sales decreased by $6,887,837 (33.8%) from $20,393,164 for the three months ended September 30, 2002 to $13,505,327 for the three months ended September 30, 2003. The decrease in net sales is primarily due to the fact that we did not sell any of our products to Office Max during the three months ended September 30, 2003. We mutually agreed with Office Max to discontinue the sale of our products to them. We anticipate making a new proposal to Office Max in the near future as we introduce new products.

Cost of sales as a percentage of net sales decreased from 92.4% ($18,838,477) in the three months ended September 30, 2002 to 84.7% ($11,443,776) in the three months ended September 30, 2003. Cost of units decreased from 83.0% ($16,929,775) of net sales in the three months ended September 30, 2002 to 81.8% ($11,046,403) of net sales in the three months ended September 30, 2003 due to a change in product mix. Freight in/out decreased from 5.6% ($1,146,115) of net sales in the three months ended September 30, 2002 to 2.4% ($322,373) of net sales in the three months ended September 30, 2003. Freight in decreased from $539,942 for the three months ended September 30, 2002 to $19,017 for the three months ended September 30, 2003 as a result of higher freight in costs in 2002 when we shipped products by airfreight to meet customers' shipping deadlines. Freight out decreased from $606,173 for the three months ended September 30, 2002 to $303,355 for the three months ended September 30, 2003 due to lower sales in 2003. Inventory shrink/adjustments decreased from 3.7% ($762,587) of net sales in the three months ended September 30, 2002 to 0.6% ($75,000) of net sales in the three months ended September 30, 2003 since we wrote down to lower of cost or market $762,587 in inventory in 2002 and $75,000 in 2003.

Operating expenses as a percentage of net sales increased from 11.5% ($2,337,821) in the three months ended September 30, 2002 to 13.5% ($1,824,690)
in the three months ended September 30, 2003. This percentage increase was primarily due to total operating expenses decreasing 21.9%, to $1,824,690 for the three months ended September 30, 2003 from $2,337,821 in the three months ended September 30, 2002, while net sales decreased 33.8% in the three months ended September 30, 2003 from the three months ended September 30, 2002. Operating expenses declined primarily as a result of the following: (1) selling, marketing and advertising expenses decreased by $168,018 (37.8%), to $275,935 for the three months ended September 30, 2003 from $443,953 for the three months ended September 30, 2002; (2) general and administrative expenses decreased by $472,039 (28.2%), to $1,202,693 for the three months ended September 30, 2003 from $1,674,732 for the three months ended September 30, 2002; and (3) depreciation and amortization expenses increased by $126,926 (57.9%), to $346,062 for the three months ended September 30, 2003 from $219,136 for the three months ended September 30, 2002.

Selling, marketing and advertising expenses for the three months ended September 30, 2003 were $275,935 (2.0% of net sales) and for the three months ended September 30, 2002 were $443,953 (2.2% of net sales). Selling, marketing and advertising expenses decreased by $168,018 primarily as a result of $89,467 less outside sales representative commissions due to less sales, $49,216 less travel and related expenses and $30,036 less customer performance charges.

General and administrative expenses for the three months ended September 30, 2003 were $1,202,693 (8.9% of net sales) and for the three months ended September 30, 2002 were $1,674,732 (8.2% of net sales). General and administrative expenses decreased $472,039 primarily as a result the following:
(1) an aggregate of $272,963 less in legal expenses as a result of an accrual for a $180,000 settlement in 2002 and abnormally high legal fees in 2002 in connection with the preparation of reports filed with the Securities and Exchange Commission; (2) $89,277 less payroll and related fringe benefits due to lower sales; (3) $86,389 less subcontract work due to lower sales; and (4) $38,384 less warehouse supplies due to lower sales.

Depreciation and amortization expenses for the three months ended September 30, 2003 were $346,062 (2.6% of net sales) and for the three months ended September 30, 2002 were $219,136 (1.1% of net sales). The increase of $126,926 was primarily the result of increased amortization of leasehold improvements. The amortization of the leasehold improvements at the Santa Ana location was accelerated due to an anticipated move to a larger facility that occurred in September 2003.

Other income (expenses) decreased to $44,319 (0.3% of net sales) expense for the three months ended September 30, 2003 from $258,547 expense (1.3% of net sales) for the three months ended September 30, 2002. This decrease of $214,228 was primarily due to $175,630 of legal fees in 2002 versus $0 in 2003 for a litigation matter and $49,919 less interest expense in 2003 due to less borrowings.

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Net sales decreased by $17,836,984 (29.1%) from $61,199,231 for the nine months ended September 30, 2002 to $43,362,247 for the nine months ended September 30, 2003 . The decrease in net sales is primarily attributable to no sales to Office Max after March 2003 and a significant decrease in sales to two of our major customers due to a reduction in current products carried in the optical storage category. We mutually agreed with Office Max to discontinue the sale of our products to them. We anticipate making a new proposal to Office Max in the near future as we introduce new products. We believe that the recent introduction of new products such as our dual format DVD Rewritable drives, digital photo library, duplicator and media station products will result in a reverse of the decrease in revenues.

Cost of sales as a percentage of net sales decreased from 89.5% ($54,750,691) for the nine months ended September 30, 2002 to 85.2% ($36,953,579) for the nine months ended September 30, 2003. Cost of units increased from 80.6% of net sales ($49,335,795) for the nine months ended September 30, 2002 to 81.5% of net sales ($35,336,274) for the nine months ended September 30, 2003 due to product mix. Freight in/out decreased from 5.6% of net sales ($3,452,310) for the nine months ended September 30, 2002 to 3.6% of net sales ($1,542,305) for the nine months ended September 30, 2003. Freight in decreased from $1,677,776 for the nine months ended September 30, 2002 to $467,398 for the nine months ended September 30, 2003 due to less product shipped in by airfreight in 2003 to meet shipping deadlines to customers. Freight out decreased from $1,774,534 for the nine months ended September 30, 2002 to $1,074,907 for the nine months ended September 30, 2003 due to lower sales in 2003. Inventory shrink/adjustments decreased from 3.2% of net sales ($1,962,587) for the nine months ended
September  30,  2002  to  0.2%  of net sales ($75,000) for the nine months ended
September 30, 2003. We wrote down to lower of cost or market $1,962,587 in inventory for the nine months ended September 30, 2002 and $75,000 for the nine months ended September 30, 2003.

Operating expenses as a percentage of net sales increased from 12.9% ($7,916,133) for the nine months ended September 30, 2002 to 16.5% ($7,136,608)
for the nine months ended September 30, 2003. This percentage increase was primarily the result of total operating expenses decreasing $779,525 (9.8%) for the nine months ended September 30, 2003 from the nine months ended September
30, 2002, while net sales decreased $17,836,984 (29.1%) for the nine months ended September 30, 2003 from the nine months ended September 30, 2002.
Operating expenses declined primarily as a result of the following: (1) selling, marketing and advertising expenses decreased by $207,377 (18.1%), to $940,539 for the nine months ended September 30, 2003 from $1,147,916 for the nine months ended September 30, 2002; (2) general and administrative expenses decreased by $630,432 (10.9%), to $5,137,422 for the nine months ended September 30, 2003 from $5,767,854 for the nine months ended September 30, 2002; (3) depreciation and amortization expenses increased by $58,284 (5.8%), to $1,058,647 for the nine months ended September 30, 2003 from $1,000,363 for the nine months ended September 30, 2002.

Selling, marketing and advertising expenses for the nine months ended September 30, 2003 were $940,539 (2.2% of net sales) and for the nine months ended September 30 2002 were $1,147,916 (1.9% of net sales). Selling, marketing and advertising expenses decreased by $207,377 mainly due to $142,604 less outside sales representatives commissions due to lower sales, $39,208 less travel expense and $33,137 less trade shows expense.

General and administrative expenses for the nine months ended September 30, 2003 were $5,137,422 (11.8% of net sales) and for the nine months ended September 30, 2002 were $5,767,854 (9.4% of net sales). General and administrative expenses decreased $630,432 primarily as a result of the following: (1) an aggregate of $518,784 less in legal expenses due to the reduction in 2002 in estimated accruals relating to a lawsuit, a 2002 settlement, and higher legal fees in 2002 in connection with the preparation of reports filed with the Securities and Exchange Commission; (2) $133,671 less insurance primarily due to overaccrual of prior years, $114,743 less payroll and related fringe benefits due to lower sales; (3) $106,285 less warehouse supplies due to lower sales; (4) $69,108 less offsite storage expense; (5) $55,370 less travel; (6) $45,817 less outside assembly due to lower sales; (7) offset by $378,700 more bad debt expense related to the additional write down of accounts receivable acquired from Hi-Val; (8) $70,264 more product design for new product tooling; (9) $53,262 more audit expense; and (10) $50,000 more in moving expense.

Depreciation and amortization expenses for the nine months ended September 30, 2003 were $1,058,647 (2.4% of net sales) and for the nine months ended September 30, 2002 were $1,000,363 (1.6% of net sales). The increase of $58,284 was mainly as a result of $397,572 increased amortization of leasehold improvements offset by $337,596 decreased amortization of trademarks. In 2002 we had an outside valuation service review the value of the trademarks and their useful lives. Based upon the valuation, we determined (with concurrence of our independent auditors) that there had been no impairment to the value of the trademarks and that the useful lives of the trademarks should be increased by ten years due to additional historical information of their value. Therefore, the amount of annual trademark amortization was decreased beginning in the second quarter 2002. The amortization of the leasehold improvements at the current Santa Ana location were accelerated as of January 2003 due to an anticipated move to a larger facility that occurred in September 2003.

Other income (expenses) decreased to $150,386 (0.3% of net sales) expense for the nine months ended September 30, 2003 from $523,880 expense (0.9% of net sales) for the nine months ended September 30, 2002. This decrease of $373,494 was primarily due to $287,694 legal fees in 2002 versus $0 in 2003 for a litigation matter, $40,940 in currency exchange gain in relation to sales to Canadian retailers, $86,406 less interest expense due to less borrowings, offset by $38,759 gain in 2002 on the sale of fixed assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine months ended September 30, 2003 we had a net decrease in cash relative to December 31, 2002 in the amount of $5,731,882 to $1,558,261 from $7,320,143, respectively. This was due to cash provided by operating activities of $1,102,533 offset by cash used in financing activities of $6,681,723 and cash used in investing activities of $152,692. Cash provided by operations was from a decrease in accounts receivable of $3,858,711, an increase in accounts payable to related parties of $3,572,073, a decrease in inventory of $357,645, an increase in non-cash entries of $117,657, offset by a decrease in the reserve for settlements of $3,000,000, a decrease in accounts payable and accrued expenses of $2,745,838, a net loss of $875,243, an increase in prepaid expenses and other current assets of $155,440, and an increase in other assets of $27,032. Cash used for financing activities was for net payments on the line of credit of $6,598,039 and purchase of treasury stock of $83,684. Cash used for investing activities was for leasehold improvements, furniture and computer equipment. Leasehold improvements of $634,453 were written off. They were fully amortized and, thus, had no effect on the statement of operations. These leasehold improvements pertained to the Santa Ana facility, which was vacated in September 2003.

Effective January 1, 2003, we obtained a $9 million asset-based line of credit (with a sub-limit of $8 million) with ChinaTrust Bank (USA) that was to expire December 31, 2003. The ChinaTrust Bank (USA) line of credit provided for the maintenance of certain financial covenants. As of December 31, 2002, March 31, 2003, and June 30, 2003, we were in violation of certain covenants. On April 11, 2003 (effective April 15, 2003), May 15, 2003, and August 15, 2003,
respectively, we obtained waivers from ChinaTrust Bank (USA) as to our violation of such covenants. The waivers for the violations of the convenants were subject to a Forbearance Agreement and Release entered into June 16, 2003 between ChinaTrust Bank and us. The expiration date of the line of credit was October 15, 2003.

On  August  15,  2003,  we  entered  into  a business loan agreement with United
National Bank. Under the terms of the loan agreement, which became effective August 18, 2003, we may borrow up to $6,000,000. The credit facility expires September 1, 2004 and is secured by substantially all of our assets. Advances on the line bear interest at the floating commercial loan rate of Wells Fargo Bank plus 0.75%. As of September 30, 2003, the interest rate was 4.75%. The credit facility also requires us to be in compliance with certain financial covenants, all of which were complied with at September 30, 2003. The agreement also calls for us to be profitable for the year ended December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of September 30, 2003 was $3,774,788. The Company has available to it $2,225,212 of additional borrowings under the credit facility as of September 30, 2003. The line of credit is included in current liabilities in the accompanying consolidated balance sheet.

In 1997, we entered into a trade credit facility with Hou Electronics for up to $2,000,000 with 75 day terms. We owed $0 and $0 on December 31, 2002 and September 30, 2003, respectively. We purchased $0 and $0 for the twelve months ended December 31, 2002 and for the nine months ended September 30, 2003, respectively.

In 2000, we entered into a trade credit facility with Ritek Corporation for up to $3,000,000 with 60 day terms. We owed $0 and $0 on December 31, 2002 and September 30, 2003, respectively. We purchased $0 and $0 for the twelve months ended December 31, 2002 and for the nine months ended September 30, 2003, respectively.

In  January  2003,  we  entered  into  a  trade  credit  facility  with Lung Hwa
Electronics Co., Ltd. ("Lung Hwa"), whereby Lung Hwa has agreed to purchase inventory on our behalf. The agreement allows us to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. Lung Hwa will charge us a 5% handling charge on the supplier's unit price. A 2% discount to the handling fee will be applied if we reach an average running monthly purchasing volume of $750,000 a month. Returns made by us, which are agreed to by the supplier, will result in a credit to us for the handling charge. As security for the trade facility, we paid Lung Hwa a security deposit of $1,500,000 in 2003. As of September 30, 2003, $500,000 has been applied against outstanding trade payables. This deposit has been offset against Accounts Payables -Related Parties in the accompanying financial statements, as the agreement allows us the right to offset against outstanding trade payables after six months. The agreement will remain in force continuously. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice. Otherwise, the agreement will remain in force without effecting a new signed agreement. As of September 30, 2003, we owed Lung Hwa $3,345,578 in trade payables net of the $1,000,000 deposit outstanding under this arrangement.

In February 2003, we entered into an agreement with Behavior Tech Computer (USA) Corp. ("BTC USA") whereby BTC USA will supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, we will insure the consignment inventory, store the consignment inventory for no charge, and furnish BTC USA with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party upon 60 days' prior written notice. Also in February 2003, we entered into an agreement with the related party for a trade line of credit of up to $10,000,000 with payment terms of net 30 days, non-interest bearing. As of September 30, 2003, we owed BTC USA $2,833,773.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have, will be adequate to meet our anticipated working capital and capital requirements for at least the next twelve months under current operating conditions. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

We have no firm long-term sales commitments from any of our customers and enter into individual purchase orders with our customers. We have experienced cancellations of orders and fluctuations in order levels from period to period and expect we will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, our business, financial condition and results of operations will depend upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers, our customers' products and the general economy.

Our backlog at September 30, 2003 was $6,273,514 as compared to a backlog at September 30, 2002 of $21,767,978. Over one-half of the September 30, 2002 backlog, which was significantly greater than all previous quarters, was later cancelled by customers as customer sell-through was not as high as anticipated. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers. The shipment of such orders for non-consigned customers or the sell-through of our product by consigned customers causes recognition of such purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that customers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and price protections. Accordingly, our backlog may not be indicative of our actual sales beyond a rotating six-week cycle.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

We have not been profitable the last three years and the first nine months of 2003 and may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $15,668,714. During 2002, 2001, and 2000, we incurred net losses in the amount of $8,347,231, $5,547,645, and $6,410,849, respectively, and we have incurred a net loss of $875,243 for the nine months ended September 30, 2003. We cannot predict if we will be profitable in future quarters and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain annual profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become continuously profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

OUR CONCENTRATION OF SALES TO FIVE MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

During the first nine months of 2003, net sales to our five largest customers represented 31%, 15%, 11%, 10% and 10%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

During the nine months ended September 30, 2003, sales of our computer peripheral products accounted for 98.3% of our total net sales, and sales of our consumer electronics products accounted for 1.7% of our total net sales. In many cases we have long-term contracts with our computer peripheral and consumer electronics retailers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of computer peripheral or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the computer peripheral and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN OUR PRODUCTS FROM OUR SUPPLIERS.

Most of our products are available from multiple sources. However, we currently obtain most of our products from limited sources. We have, from time to time, experienced difficulty in obtaining some products. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to find other suppliers or even eliminate products from our product line. Product shortages could limit our sales capacity and also could result in lower margins due to higher product costs resulting from limited supply or the need to obtain substitute products which are available only at higher costs. Significant increases in the prices of our products could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to pass along price increases to our retailers. Also, an extended interruption in the supply of products or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by operations by impairing our ability to timely deliver quality products to our retailers. Delayed product deliveries due to product shortages or other factors may result in cancellation by our retailers of all or part of their orders. We cannot assure you that cancellations will not occur.

OUR DEPENDENCE ON SALES OF OUR OPTICAL STORAGE AND OPTICAL MEDIA PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF THE MARKET FOR THOSE PRODUCTS DECLINES.

Net sales of our optical storage and related media products accounted for approximately 91.4% of our net sales for the nine months ended September 30, 2003. Although we have introduced products in other segments of the computer peripheral market and in the consumer electronics market, optical storage and optical media products are expected to continue to account for a majority of our sales for at least the next year. A decline in the demand or average selling prices for optical storage or optical media products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on our sales and operating results.

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

The market prices of securities of technology-based companies have historically been highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2003, the high and low closing sale prices of a share of our common stock were $10.00 and $3.00, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our operations were not subject to commodity price risk during the nine months ended September 30, 2003. Our sales to a foreign country (Canada) were less than 3% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We have entered into a new line of credit with United National Bank, effective August 18, 2003. The line of credit provides for an interest rate equal to the floating commercial loan rate of Wells Fargo Bank plus three quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the United
National  Bank  line  of  credit.

ITEM  4.  CONTROLS  AND  PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rules 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and its subsidiary against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendant's representation of the Company and its subsidiary. A claim of $15 million in damages has been alleged against the defendants. As of the date of this report, the Company filed its first amended complaint and defendants have not answered. The outcome of this action is presently uncertain.

In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

To date we have not paid dividends on our common stock. Our line of credit with United National Bank prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:

          Number   Description
          ------   -----------

Certifications  Required by Rule 13a-14(a) of the Securities
                   Exchange Act of 1934, as amended, as Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act.

Certifications  of  Chief  Executive  Officer and Chief
       Financial Officer pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     (b)     Reports  on  Form  8-K:
             ----------------------

             None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                              I/OMAGIC  CORPORATION




DATED:   November  14, 2003   By:  /s/ Tony Shahbaz
                                 ----------------------------------
                                 Tony  Shahbaz,  President  and  Chief
                                 Executive Officer (principal executive officer)




                              By:  /s/ Steve Gillings
                                 ----------------------------------
                                 Steve  Gillings,  Chief  Financial  Officer
                                 (principal financial  and  accounting  officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number     Description
------          -----------
31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act