Form 10-K
period 2003-12-31
I/OMAGIC CORP
filed 2004-04-14
CIK 1083663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORT

PURSUANT TO SECTIONS 13 OF 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-27267

I/OMAGIC CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0290623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Marconi, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 707-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $3,558,308, as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 8, 2004 was 4,529,672.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business.

Introductory Note

This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new strategies and similar matters, and/or statements preceded by, followed by or that include the words “believe,” “may,” “could,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “seek,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Item 7 of this Annual Report on Form 10-K that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

Interested readers can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the United States Securities and Exchange Commission’s website at http://www.sec.gov. These reports can be accessed free of charge.

For purposes of this Annual Report, unless the context indicates otherwise, references to “we,” “us,” “our,” “I/OMagic,” and the “Company” means or refers to I/OMagic Corporation.

Company Overview

We operate in the data storage and digital entertainment industries. We sell data storage and digital entertainment products primarily in the United States and to a lesser extent in Canada, together known as the North American marketplace. Our data storage product offerings are predominantly focused on optical data storage media and include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives predominantly for personal computers, or PCs. Our digital entertainment product offerings are predominantly focused on products that complement our line of data storage products and include MP3 players, digital audio headphones and palm-sized 20 gigabyte hard disk drives that we call our Digital Photo Library™ system. Our data storage products accounted for approximately 94% of our net sales during the year ended December 31, 2003, whereas our digital entertainment products accounted for approximately 6% of our net sales for that period.

For the years ended December 31, 2003 and 2002, according to NPD Intelect® Market Tracking, a provider of sales tracking services for, among others, the consumer electronics and information technology industries, we achieved the number one market share in both unit and dollar sales of “after-market” compact disc rewritable, or CD-RW, drives in North America. “After-market” products are products not built into a PC at the time of its initial purchase. For the year ended December 31, 2003, according to NPD Intelect® Market Tracking, despite offering dual-format recordable DVD drives since only July 2003, we achieved the number four market share in both unit and dollar sales of after-market recordable DVD drives in North America. We believe that the market for DVD-based data storage products will experience significant growth over the next few years and that we are in a position to benefit from this growth in terms of sales and market share.

We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy Co., Inc., Best Buy Canada Ltd., CompUSA, Circuit City Stores, Inc., Fred Meyer Stores, Microcenter the Ultimate Computer Store, Office Depot, Inc., OfficeMax, Inc., RadioShack Corporation, Staples, the Office Superstore, Inc., and Target Corporation. Our retailers collectively operate retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, PC Mall, Inc., Tiger Direct, Inc. and Dell Inc.

We market our products under three brand names. Our three brand names are I/OMagic®, Digital Research Technologies® and Hi-Val®. We sell our data storage products under each of these brand names, bundling various hardware devices with different software applications to meet different consumer needs. Our digital entertainment products are currently sold under our I/OMagic® and Digital Research Technologies® brand names.

We employ a “good, better, best” marketing strategy, offering a range of products within some of our product categories. We believe that this strategy enables us to address different segments of the market for data storage and digital entertainment products by offering varying products with different levels of performance and functionality at multiple price points designed to satisfy the diverse needs and budgets of consumers.

We subcontract manufacture our products predominantly in Asian countries, which allows us to offer products at highly competitive prices and which we believe permits maximum flexibility in the development of new and enhanced products. Many of our subcontract manufacturers have substantial product development resources and facilities in Asia, and are among the major component manufacturers in their product categories. Some of our largest subcontract manufacturers are also our shareholders, including Behavior Tech Computer Corp., and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd. According to industry sources, BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a major manufacturer of digital entertainment products. These subcontract manufacturers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

I/OMagic Corporation was incorporated under the laws of the State of Nevada in October 1992. We have two subsidiaries, I/OMagic Corporation, a California corporation, and IOM Holdings, Inc., a Nevada corporation. Our principal executive offices are located in Irvine, California and our main telephone number is (949) 707-4800.

Industry Overview

Storing, managing, protecting, retrieving and transferring data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

•	the growth in the number of PCs, and the number, size and complexity of computer networks and software programs;

•	the emergence and development of new data-intensive activities, such as e-mail, e-commerce, and the increasing availability of products and services over the Internet, together with the rise in bandwidth available to access and download data from over the Internet; and

•	the existence and availability of increasing amounts of digital entertainment data, such as music, movie, photographic, video gaming and other multi-media data.

Traditional PC data generally includes document, e-mail, financial and historical, software program and other data. The data storage industry has grown significantly over the last two decades as the PC has become a virtually indispensable tool in the home and office, resulting in increasing amounts of traditional PC data. As a result of these and other developments, traditional PC data storage requirements have correspondingly increased.

Digital entertainment data generally includes music, photographic, movie and video game data. For nearly two decades, music has been offered on CDs as the prevailing standard. In the mid-to-late 1990s, the ability to copy CDs, and to download, remix, and copy or “burn” music to a personalized CD began to gain popularity and made the recordable CD drive, or “CD burner,” a desirable component of the PC. With the growth and acceptance of the Internet and the advent of on-line music availability, the demand for music has increased and as a result, the demand for faster and easier data storage and retrieval has grown.

We believe that the increasing amount of traditional PC and digital entertainment data that is being generated and used is stimulating increased demand for products offering data storage, management, protection, retrieval and transfer. We also believe that those products that offer flexibility and high-capacity storage in a cost-effective, user-friendly manner are in highest demand.

According to NPD Intelect® Market Tracking, the North American data storage industry, including all media (for example, floppy disks, CDs and DVDs) and drives, grew to approximately $2.2 billion in 2003, representing a 10% increase from approximately $2.0 billion in 2002. Also according to NPD Intelect® Market Tracking, unit sales in the data storage industry, including all media and drives, grew to approximately 82 million units in 2003, representing a 12.3% increase from approximately 73 million units in 2002.

Key Factors Driving Growth in the Data Storage and Digital Entertainment Industries

We believe that the following key factors, among others, are driving and will continue to drive growth in the data storage and digital entertainment industries:

•	Increased use of the Internet. As individuals and businesses increase their data-intensive use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for the storage, management, protection, retrieval and transfer of data, especially high-capacity, cost-effective data storage devices, will continue to grow. In addition, increasing bandwidth allowing high data transfer rates over the Internet makes use of the Internet for data-intensive activities more convenient and cost-effective.

•	Growth in new types of data. The growth in new types of data such as music, photographic, movie, and video gaming data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

•	Growth in the critical importance of data. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, retrieving and transferring this information has become increasingly important to the success of many businesses.

•	Decrease in the cost of storing data. The cost of data storage on magnetic, optical and solid state media continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individual consumers and businesses to purchase more data storage media and devices.

We believe that the factors listed above are driving growth in the major product categories of the data storage and digital entertainment industries, which include data storage devices for traditional PC data and digital entertainment data, digital photography products and digital audio products.

Data storage devices for traditional PC data include hard disk drives and optical CD and DVD drives. Data storage devices for digital entertainment data include hard disk drives and CD and DVD drives as well as digital video recorders, or DVRs. Digital photography products include digital cameras and related solid state memory devices. Digital audio products include MP3 players and their built-in hard disk drives and solid state memory devices. Some of these devices represent the convergence of data storage products for both traditional PC data and digital entertainment data. For instance, a DVD drive and DVD media can operate as the primary tool for storage, management, protection, retrieval and transfer of traditional PC data as well as digital entertainment data such as music, photos, movies, video games and other multi-media.

Types of Data Storage Media

The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

•	Magnetic. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a “1” or a “0.” Indeed, all digital data is comprised of different combinations of “1s” and “0s,” regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip® disks, hard disks and magnetic tape.

•	Optical. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

•	Solid State. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as universal serial bus, or USB, drives which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

Relative Advantages and Disadvantages of Types of Data Storage Media

Each of the mainstream types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

Magnetic Media

•	Floppy disks. Floppy disks are removable media allowing physical transport of data. External floppy disk drives allow portability of the drive itself. Floppy disks benefit from being “legacy” products with a large existing user base and a low cost per unit for a floppy disk. Relative to other available media, floppy disks have extremely low capacity, holding up to approximately 1.44 megabytes per disk depending on the user’s operating system and other factors, and represent a very high cost per megabyte. In addition, floppy disks typically employ older, less efficient storage, management, protection, retrieval and transfer technology, and offer moderate data access times and data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the disk.

•	Zip® Disks. Zip® disks are removable media allowing physical transport of data. External Zip® disk drives allow portability of the drive itself. Relative to other available media, Zip® disks have moderate capacity, holding up to approximately 200 megabytes per disk depending on the user’s operating system and other factors, and represent a moderate cost per megabyte. Zip® disks themselves have a moderate cost per unit and offer moderate data access times and data transfer rates. A special Zip® drive is required to utilize Zip® disk technology and media.

•	Magnetic Tape. Magnetic tape is removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user’s operating system and other factors, and represents a moderate cost per megabyte. Magnetic tape itself has a high cost per unit and typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

•	Hard Disks. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have high capacity, holding up to approximately 500 gigabytes, or 500,000 megabytes, depending on the user’s operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability.

Optical Media

•	Compact Discs. CDs are removable media allowing physical transport of data. External CD drives allow portability of the drive itself. Relative to other available media, CDs have moderate capacity, holding up to approximately 600 megabytes, depending on the user’s operating system and other factors, and offer virtually unlimited storage capacity with the use of additional low cost CDs. CDs offer only moderate data access times and data transfer rates as compared to hard disk technologies; however, new technology continues to improve data access times for this media. CDs are also compatible with numerous devices ranging from PCs to CD and DVD players typically found in the home and office. Unlike hard disks, the integrity of data protection and retrieval is not drive-dependent, since a reliability problem with an optical drive will not affect digital data already stored on a CD, and ease of transport allows access to data using another drive if a problem exists with a user’s primary drive unit. In addition, unlike magnetic media, use of CDs results in limited or no degradation of the CD itself.

•	Digital Video or Digital Versatile Discs. The relative advantages and disadvantages of DVD drives and media are generally the same as for CD drives and media. However, as compared to other available media, DVDs are moderate to high capacity, holding up to approximately 4.3 gigabytes, or 4,300 megabytes, depending on the user’s operating system and other factors.

Solid State Media

•	Flash memory. Flash memory cards are removable media allowing physical transport of data. Flash memory chips are similar to flash memory cards, but are generally not removable. Typically, flash memory chips and cards are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips and cards have moderate capacity, holding up to approximately 1 gigabyte, or 1,000 megabytes, depending on the user’s operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory media and devices are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but flash memory chips require another device or medium for data back-up purposes.

Industry Challenges and Trends

We believe that the challenges currently facing the data storage and digital entertainment industries include:

•	Need for transition to high-capacity, cost-effective and flexible media and related storage devices. We believe that, as a result of the rapid growth in data and in new applications requiring or using high data-content movies, photos, music and games and other multi-media, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and storage devices. To meet this need, optical storage product offerings are shifting from CD- to DVD-based technologies.

•	Need for broad-based product offerings to stimulate further growth. The demand for data storage and digital entertainment products is expanding and market opportunities are therefore available to sell these products to a wide range of consumers seeking products ranging from entry-level to state-of-the-art. By offering various products combining different levels of performance and functionality at multiple price points to a wide range of consumers, we believe that the industry can satisfy unmet consumer demand and further stimulate sales of digital storage and digital entertainment products.

•	Need to identify and satisfy consumer demands and preferences. The data storage and digital entertainment industries are characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that, to be successful, companies must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage and digital entertainment products to provide higher levels of performance and functionality than existing products.

Trends in the data storage and digital entertainment industries include the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD-based media and devices. According to NPD Intelect® Market Tracking, unit sales of recordable CD drives in the North American marketplace declined 14% from 2002 through 2003, while unit sales of recordable DVD drives increased by 447% from 2002 through 2003. We believe that this illustrates the transition from CD-based data storage products to DVD-based devices and we believe that this trend will continue into the future.

Developing trends in the data storage and digital entertainment industries include the early adoption of super-high-capacity optical data storage devices using technology such as Blu-ray™ DVD or High-definition DVD. Blu-ray™ DVD technology is expected to expand DVD capacity up to tenfold and is expected to allow, for the first time in a device widely available to consumers, the storage and retrieval of high definition videos and images for playback on high-definition DVD players and compatible televisions and monitors. A competing new technology also exists called High-definition DVD, or HD-DVD. The storage capacity of HD-DVD is limited to approximately 60% of a Blu-ray™ DVD. Proponents of HD-DVD technology contend, however, that it has less compatibility problems with existing DVD technology as compared to Blu-ray™ DVD technology and that data compression software reduces the importance of the greater storage capacity offered by Blu-ray™ DVD technology.

It is not yet clear whether Blu-ray™ DVD or HD-DVD will become the dominant technology, if they will coexist, or if a new technology will emerge. Nonetheless, we believe that the increased performance offered by these technologies will likely result in consumer acceptance of products using these technologies. Furthermore, we believe that regardless of which technology becomes the dominant technology, we will be able to incorporate either technology into our product offerings in much the same way as we do today with the large number of format types ranging from recordable and rewritable CD-based products to DVD-based products.

The I/OMagic Solution

We sell data storage and digital entertainment products to the North American retail marketplace. We believe that we possess a combination of core competencies that provide us with a competitive advantage, including the ability to successfully identify consumer needs and preferences, use our sales and distribution channels to sell new and enhanced products, efficiently manage product development cycles, efficiently manage our product supply chain, and use our brands and merchandising efforts to market and sell data storage and digital entertainment products.

Successfully executing our core competencies yields substantial benefits including the ability to:

•	rapidly bring both new and enhanced products to market in a cost-effective manner;

•	offer high-value products which combine performance, functionality and reliability at competitive prices; and

•	establish and maintain a large market presence for our core data storage product offerings resulting in significant market share.

We work closely with our retailers to promote our products, monitor consumer demands and preferences and stay at the forefront of the market for data storage and digital entertainment products. We also work closely with our subcontract manufacturers and benefit from their substantial research and development resources and economies of scale. As a result of working with our retailers and subcontract manufacturers, we are able to rapidly bring new and enhanced data storage and digital entertainment products to market in a cost-effective manner.

The market intelligence we gain through consultation with our retailers and subcontract manufacturers enables us to deliver products that combine performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

We sell our products through computer, consumer electronics and office supply superstores and other retailers who collectively operate retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax.

We employ a three-brand strategy to sell some of the same or similar products through different retailers and to maintain consumer loyalty to at least one of our brands. Our three-brand marketing strategy enables us to provide each of our major industry retailers with their own distinct brand. We believe that this approach reduces price competition among our most important retailers as a result of brand differentiation and benefits us by making our products more attractive to those retailers. We also employ a “good, better, best” marketing strategy offering consumers a broad line of data storage products ranging from entry-level to state-of-the-art. Our “good, better, best” lines of products combine different levels of performance and functionality at various price points. We believe that our “good, better, best” strategy allows us to sell to consumers who seek a more attractive combination of performance and functionality at lower prices than other leading data storage products. We intend to adopt this strategy in expanding our digital entertainment product offerings.

As a result of our large retail network and our three-brand and “good, better, best” marketing strategies, we believe that we have established and will maintain a large market presence for our core data storage product offerings resulting in significant market share. For the years ended December 31, 2003 and 2002, according to NPD Intelect® Market Tracking, we achieved the number one market share in both unit and dollar sales of CD-RW drives in North America. For the year ended December 31, 2003, according to NPD Intelect® Market Tracking, despite offering recordable DVD drives since only July 2003, we achieved the number four market share in both unit and dollar sales of recordable DVD drives in North America. By using the same strategies in offering our digital entertainment products, we believe that we will be able to establish a large market presence resulting in significant market share for those products as well.

Our Data Storage Solution

We focus on optical data storage products to respond to the demands and preferences of the data storage marketplace. We believe that the market for data storage products, especially after-market devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard-disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard-disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standard CD or DVD players. In addition, hard-disk media is usually built into a PC, lacking effective portability and ease of physical transport of data.

We believe that our focus on optical data storage products is also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well-complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices.

Our Digital Entertainment Solution

The acceptance of relatively new technologies such as data compression technologies, and the widespread availability of digital entertainment media such as music, photos, movies and games are stimulating the proliferation of digital entertainment products. We offer digital entertainment products incorporating these technologies to capitalize on the widespread availability of digital entertainment media. We seek to provide users of our digital entertainment products with enjoyable, user-friendly experiences from products that combine high levels of performance, functionality and reliability at competitive prices.

Some of the data storage products that we offer and plan to offer, such as CD and DVD duplicators and DVRs, can operate as both data storage and digital entertainment products. Due to their versatility, we believe that products that combine data storage and digital entertainment functionality are more attractive to many consumers. Accordingly, we believe that further convergence of data storage and digital entertainment products will offer additional opportunities to satisfy consumer demands and preferences.

To assist us in increasing sales of our digital entertainment products, we intend to emulate many of the methods employed in our data storage business, including our three-brand and “good, better, best” marketing strategies. We also intend to work closely with our retailers and subcontract manufacturers in developing and offering our digital entertainment products for sale.

Our Strategy

Our primary goal is to remain a leading provider of data storage products and to expand our market share in the data storage industry. Our secondary goal is to expand our digital entertainment product line to offer additional products that complement our data storage products. Our business strategy to achieve these goals includes the following elements:

•	Continue to develop and solidify our North American retail network. We have developed, and plan to continue to develop and solidify, close relationships with leading North American retailers. These retailers carry many of the products we sell, and as we offer both new and enhanced data storage and digital entertainment products, we intend to take advantage of our existing relationships with these retailers to offer these products to consumers.

•	Continue to develop and expand strategic relationships. We have developed, and plan to continue to develop and expand upon, our strategic relationships with our subcontract manufacturers, such as BTC and Lung Hwa Electronics in Asia, in order to enhance our product development efforts and benefit from their knowledge of data storage and digital entertainment products. Some of these relationships are particularly strong because some of our important subcontract manufacturers are also our shareholders. By continuing to subcontract manufacture our products, we intend to continue to increase our operating leverage by delivering products incorporating new technology without the substantial investment and fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

•	Continue to develop and offer high value products. We intend to continue to work in conjunction with our retailers and subcontract manufacturers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our core competencies such as our efficient management of product development and management of our product supply chain will enable us to enhance our products and develop new products in a cost-effective and timely manner. We believe that our target consumers seek high value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. We intend to continue to focus on high value product offerings by promoting and offering our products as affordable alternatives to higher-priced products offered by our competitors.

•	Increase market share using our three-brand and “good, better, best” approaches. As a result of our close relationships with leading North American retailers and our three-brand and “good, better, best” marketing strategies, we have become a leading provider of data storage products. We plan to continue to focus on increasing our market share for our data storage products and on developing and building market share for our digital entertainment products. As funds become available, we intend to invest in a comprehensive targeted, brand- and product-specific marketing program to further establish awareness of our three brands and our products, and to solidify the confidence of existing users, and attract new purchasers, of our products. We also intend to further expand our “good, better, best” approach throughout our data storage product lines and into our digital entertainment product lines to sell products to consumers with varying needs, preferences and budgets.

•	Expand into new sales channels. We plan to expand our market penetration beyond our existing retailers to including corporate and government procurers, value-added resellers and value-added distributors. Our company websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hi-val.com. On these websites, we plan to continue to offer select products for direct purchase by consumers, conduct special promotions, and offer downloads and upgrades to existing and potential purchasers of our products.

•	Market products to our existing consumer base. We intend to market new, enhanced and current products to existing purchasers of our products. We believe that we can increase sales of our digital entertainment products by marketing them to existing purchasers of our data storage products, and vice versa, so that purchasers of products of one of our two principal product categories buy products from our other principal product category. In addition, we believe that existing users of our products can be an important source of referrals for potential new purchasers of our products.

Our Products

We have two product categories: our data storage product category and our digital entertainment product category. Our data storage products consist of a range of products that store traditional PC data as well as music, photos, movies, games and other multi-media. These products are designed principally for general data storage purposes. Our digital entertainment products consist of a range of products that focus on digital music, movies and photos. These products are designed principally for entertainment purposes.

Our Data Storage Products

Our data storage products are based on one or more of the following technology formats which allow the storage, management, protection, retrieval and transfer of data:

Technology	Meaning	Data Storage and Retrieval Capability(1)
CD-ROM	Compact Disc-Read Only Memory	Retrieval only

CD-R	Compact Disc-Recordable	Retrieval and single-session storage

CD-RW	Compact Disc-Rewritable	Retrieval and multi-session storage

DVD-ROM	Digital Video Disc-Read Only Memory	Retrieval only

DVD-R or DVD+R	Digital Video Disc-Recordable	Retrieval and single-session storage

DVD-RW or DVD+RW	Digital Video Disc-Rewritable	Retrieval and multi-session storage and backward compatibility with CDs

DVD+/-RW+/-R	Dual Format Digital Video Disc-Rewritable and Recordable	Retrieval and multi-session storage and backward compatibility with CDs and DVD-Rs

CD-RW+DVD	Compact Disc-Rewritable DVD	Retrieval and multi-session storage and backward compatibility with CDs and DVD-ROMs

DVR	Digital Video Recorder	Retrieval and multi-session storage and backward compatibility with CDs and DVDs

(1)	Single-session storage media and devices allow storage on a disc only a single time, whereas multi-session storage media and devices allow repeated storage, erasure and re-storage of data. Backward compatible devices permit the use of media based on older technology in devices employing newer technology, such as DVD-based devices which permit the use of CD media.

Many of the technologies identified in the table above are competing formats. We seek to deliver data storage products that enable the storage, management, protection, retrieval and transfer of data to and from all major formats to satisfy the needs of consumers regardless of their choice of format. Because certain formats ultimately may be rejected or disfavored by the marketplace, we do not base our products on a single format or on a small number of formats. We seek to offer products that are cross-compatible over numerous formats to offer the most comprehensive solution available to the broadest range of consumers.

Our data storage products currently include:

•	Internal and external optical data storage drives based on the following technologies: CD-ROM, CD-RW, DVD-ROM, DVD+R, DVD+RW, DVD+/-RW+/-R or CD-RW+DVD;

•	External CD-RW and DVD+RW drives that integrate a recordable drive and a built-in seven-in-one, or 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our MediaStation™ devices; our 7-n-1 digital media card reader supports seven different types of solid state memory devices including: CompactFlash, IBM Micro Drive, Multimedia Card, Secure Digital, Memory Stick, Memory Stick Pro and SmartMedia;

•	Internal dual format DVD recordable drives that integrate a recordable drive and a built-in 7-n-1 digital media card reader;

•	Disc duplicator systems that are stand-alone units that do not require a computer connection and that copy information from a source disc, such as a CD or DVD, to a compatible target disc;

•	External Floppy disk drives that integrate a floppy disk drive and a built-in 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our DataStation™ devices; and

•	Case enclosures for external or portable data storage drives.

We plan to offer data storage products that use dual-layer DVD technology which is expected to double DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, depending on the user’s operating system and other factors. We plan to continue our efforts to enhance our data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

According to NPD Intelect® Market Tracking, sales of recordable CD drives in the North American marketplace declined to approximately $300 million in 2003, representing a 37% decrease from approximately $475 million in 2002. However, this was offset by substantial growth in recordable DVD drives and illustrates the transition from CD-based data storage products to DVD-based devices. According to NPD Intelect® Market Tracking, sales of recordable DVD drives in the North American marketplace increased to approximately $225 million in 2003, representing a 234% increase from approximately $67 million in 2002. Unit sales of DVD recordable drives increased to approximately 1 million units in 2003, representing a 447% increase from approximately 187,000 units in 2002.

We believe that the market for data storage products is undergoing a transition from CD- to DVD-based data storage products. Compared to the CD format, the DVD format enables users to store substantially more data. We intend to continue to closely monitor the data storage market and, if the market continues its shift from CD-based data storage products to DVD-based data storage products, we expect to continue to shift our focus predominately to DVD products.

Our Digital Entertainment Products

Our existing and planned digital entertainment products include:

•	MP3 digital audio players;

•	20 gigabyte palm-sized portable external hard drives with built-in 7-n-1 media card readers that facilitate the convenient storage of high-resolution digital music, photos and movies and other data files, enabling the transfer of these files from a flash memory card to a hard drive and eliminating the need for purchasing multiple, less cost-effective flash memory cards; we refer to this system as our Digital Photo Library™ system;

•	Six channel digital audio headphones with WinDVD™ software, which is a software-only DVD decoder and application for the PC that allows users to playback DVD movies, MPEG video content, video CDs, or VCDs, and audio CDs on PCs that are equipped with a DVD drive without the need for a hardware decoder card; the headphones and WinDVD™ software support Dolby Digital®/AC-3 surround sound and include a built-in amplifier that allows a user to connect a PC, DVD drive and home theater system into one centralized unit; we refer to these headphones as our Sound Assault™ headphones;

•	Do-it-yourself digital photo accessories such as our line of EasyPrint™ products that allow users to create personalized photo frames, key chains, magnets and pocket-sized photo albums from their own digital photos using our proprietary photo-enhancing and printing software; and

•	DVRs, which are stand-alone DVD-based video and audio storage and playback devices; DVRs allow users to record movies and other television or video as well as audio content directly onto DVDs and playback that content over a user’s television or other video monitor and sound system.

We plan to expand our line of digital audio headphones. In addition, we are working with our subcontract manufacturers to develop new MP3 audio players and MP4 video players with imbedded MP3 technology for audio playback.

We believe that the market for digital entertainment products is expanding. We intend to continue to monitor the digital entertainment market and develop products to meet changing demands of the marketplace. Currently, our digital entertainment products represent a relatively new product category. These products accounted for approximately 6% of our net sales during 2003. We expect to continue to allocate resources to this product category to attempt to increase net sales. We believe that our strategic relationships with our retailers and our subcontract manufacturers will further our ability to achieve these goals.

Product Warranties

Each of our products sold to consumers is subject to a minimum warranty of one year. These warranties cover only repair or replacement of the product.

Product Development

Our product development efforts are directed toward satisfying the demands of the North American marketplace for data storage and digital entertainment products. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

•	Enhancement of existing products. We seek to increase the performance and expand the functionality of our existing data storage and digital entertainment products to satisfy existing and emerging consumer demands and preferences. Our product enhancement efforts are directed toward, among other things, increasing product storage and retrieval speeds, and enhancing user-friendliness and ease of product installation. These efforts are also aimed at reducing manufacturing costs so that we can maintain and improve gross margins while continuing to offer high-value products to consumers.

•	Development of new products. Our new product development efforts are directed toward, among other things, use of existing technology and adoption of new technology to satisfy existing and emerging consumer demands and preferences. Our new product development efforts include implementing existing technology to offer products that are compatible with a wide range of formats. These efforts also include implementing new technology to offer products that deliver better solutions to the core needs of the data storage and digital entertainment marketplaces such as high-capacity, cost-effective, flexible and portable data storage, management, protection, retrieval and transfer.

Our retailers and our subcontract manufacturers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers and our subcontract manufacturers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

Many of our retailers are among the largest computer, consumer electronics and office supply retailers in North America such as Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Through their close contact with the marketplace for data storage and digital entertainment products, our retailers are able to provide us with important information about consumer demands and preferences.

Many of our subcontract manufacturers have substantial product development resources and facilities in Asia, and are among the major component manufacturers in their product categories. Some of our largest subcontract manufacturers are also our shareholders, including BTC and Lung Hwa Electronics. According to industry sources, BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a major manufacturer of digital entertainment products. These subcontract manufacturers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

Our Irvine, California headquarters houses a product-development team that coordinates and manages the subcontract logistics and product development efforts of our subcontract manufacturers in Asia. At our Irvine facility, we also develop user manuals, product packaging and marketing literature as well as installation guides and supplemental materials, including software and hardware designed to permit user-friendly product installation.

Operations

We subcontract manufacture our data storage and digital entertainment products. We believe that by outsourcing the manufacturing of our products to our subcontract manufacturers, we benefit from:

•	Lower Overhead Costs. By subcontract manufacturing our products we believe that we benefit from lower overhead costs resulting from the elimination of capital expenditures related to owning and operating manufacturing facilities, such as expenditures related to acquiring a manufacturing plant, property and equipment, and staffing, as well as the ongoing cash requirements to fund such an operation.

•	Economies of Scale. By subcontract manufacturing our products with some of the largest production facilities available in the industry, we believe that we benefit from our subcontract manufacturers’ economies of scale, which enable us to keep unit production costs low, our supply chain management efficient and our expansion or contraction of product orders flexible in response to changing consumer demands and preferences.

•	Engineering and Manufacturing Resources. By subcontract manufacturing our products we believe that we benefit from our subcontract manufacturers’ substantial engineering and manufacturing resources, which aid us in developing product enhancements and new products and enable us to rapidly bring them to market in a cost-effective manner.

•	Diversification of Manufacturing Risks. By subcontract manufacturing our products to a group of manufacturers we believe that we are able to diversify the risks associated with employing a single manufacturer. We also believe that we are potentially able to expand our opportunities with respect to new products as they arise by virtue of the varying expertise of those manufacturers.

•	Reduction of Potential Liabilities. By subcontract manufacturing our products we believe that we reduce potential significant liabilities associated with direct product manufacturing, including environmental liabilities and liabilities resulting from warranty claims. We believe that the reduction in potential liabilities decreases our business risks and results in tangible economic benefits such as cost savings related to insurance and the operation of compliance programs.

We believe that the relatively low overhead costs resulting from subcontract manufacturing the products we offer for sale, the economies of scale of our subcontract manufacturers, and the engineering and manufacturing resources of our subcontract manufacturers enable us to offer products combining high levels of performance, functionality and reliability at prices competitive with other leading products offered in the marketplace.

We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers. The majority of our products are shipped directly by our subcontract manufacturers to our packaging, storage and distribution facility in Irvine. These products are then packaged and shipped by us either directly to retail locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers.

Quality Control

Our primary subcontract manufacturers are among the major computer and electronic component manufacturers in Asia with rigorous quality control and shipping guidelines. We regularly inspect product samples, periodically tour our subcontract manufacturing facilities and monitor defective product returns.

Sales and Marketing

Three-Brand Marketing Strategy

We employ a three-brand approach to achieve our goal of product differentiation among various sales channels and price points. Our three brands are I/OMagic®, Digital Research Technologies® and Hi-Val®. We sell our data storage products under each of these brands, bundling various hardware devices with different software applications to meet different consumer needs. Currently, our digital entertainment products are sold under our I/OMagic® and Digital Research Technologies® brands. This three-brand approach enables us to provide each of our major industry retailers with their own distinct brand, to differentiate products sold through different channels and to stimulate competition among those channels. This enables us to capture market share and limit some of the negative effects of third-party competition.

“Good, Better, Best” Marketing Strategy

We utilize a “good, better, best” marketing strategy. We believe that this strategy helps us satisfy the demands and preferences of a diverse consumer base by offering a variety of products within some of our product lines. We offer “good” products that provide basic performance, functionality and value. We also offer “better” products that include higher performance and functionality than our “good” products, but at a higher price point. In addition, we offer “best” products that include greater performance and functionality than our “good” and “better” products, often incorporating sophisticated proprietary technology in addition to basic performance, functionality and value. Often our “best” products are among the first-to-market with new features and technology to be made widely available to consumers. Our “best” products are at the highest price points within each of our product lines, but we believe that these products still represent good values for consumers.

We believe that our “good, better, best” marketing strategy enables us to sell our three brands through multiple national retail sales channels, maintain high-value products and successfully coordinate a high frequency of sales promotions. We believe that this strategy also enables us to address different segments of the market for data storage and digital entertainment products by offering varying products with different levels of performance and functionality at multiple price points designed to satisfy the diverse needs and budgets of consumers.

Sales Channels

According to NPD Intelect® Market Tracking, in 2002 and 2003 we ranked as the leader in unit and dollar sales of CD-RW drives in the North American marketplace, competing against companies such as Sony Corp., TDK and Memorex Products, Inc. Our goal is to maintain this ranking for our CD-RW drives and to achieve and maintain a similar ranking for our DVD-based products. We believe that our ongoing transition from CD-based products to DVD-based products is consistent with the shift in market demand and will enable us to maintain or even increase our leadership position in the North American marketplace.

We primarily sell our products through 11 retailers who collectively operate retail locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores. In addition, we sell our products through Internet retailers and mail order catalogs.

Our North American retailers include Best Buy, Best Buy Canada, CompUSA, Circuit City, Fred Meyer Stores, Microcenter the Ultimate Computer Store, Office Depot, OfficeMax, RadioShack, Staples, and Target. We also have relationships with other retailers and with catalog companies and Internet retailers such as Buy.com, PC Mall, Tiger Direct and Dell.

We cooperate with our retailers to promote our products and brand names. We participate in co-sponsored events with our retailers and industry trade shows such as COMDEX®, CES® and RetailVision®. We participate in these events and trade shows in order to develop new relationships with potential retailers and maintain close relationships with our existing retailers. We also fund co-operative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives, develop and procure certain products as requested by our retailers, and use our three-brand marketing strategy to provide each of our major industry retailers with their own distinct brand. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

We maintain a large database containing information regarding many end-users of our products. Through a targeted, direct marketing strategy, we intend to offer these end-users other products to establish repeat end-user customers, increase our product sales and promote brand loyalty. We also intend to communicate trends in the data storage and digital entertainment industries to these end-users, highlight new and existing products and direct existing and potential end-user customers to our retail websites.

We plan to expand our market penetration beyond traditional and Internet retailers to include corporate and government procurers, value-added resellers and value-added distributors. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads and upgrades on our company websites to existing and potential end-user customers. Our websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hi-val.com.

Competition

We operate in the highly competitive data storage and digital entertainment industries. We believe that our data storage products compete with other types of data storage devices such as internal and external hard drives, magnetic tape drives, floppy disk drives and flash memory devices, as well as internal and external optical data storage products offered by other companies.

Companies that offer products similar to our data storage products include Sony, Hewlett-Packard Company, TDK, Memorex, Philips Electronics, Samsung Electronics and Toshiba America, Inc. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our digital entertainment products include Sony, Apple Computer Inc., Bose Corporation, Rio Audio and Creative Technology.

We believe that our ability to compete in the data storage and digital entertainment industries depends on many factors, including the following:

•	Product Value. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading products offered in the marketplace. We focus on offering these high value products by positioning them as affordable alternatives to products offered by leading brands such as Sony, Hewlett-Packard, TDK and Memorex.

•	Market Penetration. Market penetration and brand recognition are critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as large computer, consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company’s products and the amount of shelf-space allocated to those products. We believe that our broad-based, high value product offerings, our retailer support, our consumer support and our cooperative marketing and other promotional efforts promote good relationships with our retailers and improve our ability to obtain critical shelf-space which enables us to establish, maintain and increase market penetration.

•	Product Enhancement and Development and Time-to-Market. Enhancement of our existing products, development of new products and rapid time-to-market to satisfy evolving consumer demands and preferences are key elements of our ability to compete. Consumers continuously demand higher levels of performance and functionality in data storage and digital entertainment products. We attempt to compete successfully by bringing products with higher levels of performance and functionality rapidly to market to satisfy changing consumer demands and preferences. We believe that the research and development efforts and economies of scale of our major subcontract manufacturers enable us to rapidly introduce enhanced products and new products offering higher levels of performance and functionality. Our products are often among the first-to-market with new features and technology to be made widely available to consumers.

Intellectual Property

We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic®, Hi-Val® and Digital Research Technologies® are our registered trademarks. We also sell products under various product names such as our MediaStation™, DataStation™, Digital Photo Library™, EasyPrint™ and Sound Assault™ product names. As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering such products. We currently do not have any issued or pending patents.

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

A number of our agreements with our retailers provide that we will defend, indemnify and hold harmless our retailers from damages and costs that arise from product warranty claims or claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or any resulting liability we would incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could have a material adverse affect on our business and results of operations.

Government Regulation

Our products are designed by our subcontract manufacturers to comply with a significant number of regulations and industry standards, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally recognized test laboratories. We also must comply with numerous import/export regulations. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. We cannot assure that the FCC will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

Employees

As of April 8, 2004, we had approximately 74 full-time permanent employees and one full-time temporary employee. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

Item 2. Properties

Our corporate headquarters is located in Irvine, California in a leased facility of approximately 55,000 square feet. This facility contains all of our operations, including sales, marketing, finance, administration, production, shipping and receiving. The lease term began on September 1, 2003 and expires on August 31, 2006, with an option to extend the lease for another three year term upon providing notice 60 days prior to expiration of the current lease term. Our monthly lease payments are $25,480, $26,244, and $27,032 during the first, second, and third years of the lease, respectively. Under the option to extend the lease, monthly lease payments would be determined according to the then prevailing market price for the first year, and an increase of 3% per annum for years two and three. We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have no other leased or owned real property.

Item 3. Legal Proceedings

Hi-Val, Inc.

On August 2, 2001, Mark and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894) against Tony Shahbaz, our Chairman,

President, Chief Executive Officer and Secretary. This complaint was later amended to add Alex Properties and Hi-Val, Inc. as plaintiffs, and I/OMagic, IOM Holdings, Inc., our subsidiary, Steel Su, a director of I/OMagic, and Meilin Hsu, an officer of Behavior Tech. Computer Corp., as defendants. On or about March 28, 2003, all parties to the action entered into a Settlement Agreement and Release which settled this action. As part of the Settlement Agreement and Release, we entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which we physically occupied. On September 30, 2003, pursuant to the terms of the lease agreement, we vacated this real property. During the latter part of 2003 and continuing into the first quarter of 2004, counsel for Mark and Mitra Vakili and Alex Properties alleged, on their behalf, that we had improperly caused damage to the Santa Ana facility. On or about February 15, 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of these new claims conditioned upon the making of the final $1,000,000 payment under the Settlement Agreement and Release by February 17, 2004, rather than on the original due date of March 15, 2004. We made this payment, and a dismissal of the case was filed with the court on March 8, 2004.

Horowitz & Beam

On May 30, 2003, I/OMagic and our subsidiary, IOM Holdings, Inc., filed a complaint for breach of contract and legal malpractice against our former attorneys and their respective law firms in the Superior Court of the State of California for the County of Orange (Case No. 03CC07383, captioned IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP). The complaint seeks damages of $15 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Horwitz and Cron have also filed a Cross-Complaint against us for attorneys’ fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

Magnequench International, Inc.

On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware (Civil Action No. 04-135 (GMS)) against, among others, I/OMagic Corporation, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation, and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff’s patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants’ alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff’s costs as well as reasonable attorney’s fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff’s patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff’s patents. We are presently evaluating the merits of this complaint and, as of the date of this report, have not yet responded to the allegations in the complaint. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 annual meeting of stockholders on December 18, 2003. As of the close of business on October 31, 2003, the record date for the meeting, we had outstanding 4,529,672 shares of common stock. A total of 3,035,908 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum. At the meeting, the following three proposals were presented and voted on:

(1) to elect the following six directors: Tony Shahbaz, Anthony Andrews, Steel Su, Daniel Hou, Daniel Yao and Young-Hyun Shin.

•	All nominees were re-elected by a vote of 3,034,171 shares “for” and 1,737 shares “withheld.”

(2) to approve the adoption of the 2003 Stock Option Plan:

•	This proposal was approved by a vote of 2,722,411 shares “for” and 1,872 shares “against” with 72 abstentions.

(3) to ratify the selection of Singer Lewak Greenbaum & Goldstein LLP as our independent certified public accountants to audit our financial statements for the year ending December 31, 2003:

•	This proposal was approved by a vote of 3,035,683 shares “for” and 186 shares “against” with 39 abstentions.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the OTC Bulletin Board under the symbol “IOMG” since December 20, 2002. Prior to that, it traded on the OTC Bulletin Board under the symbol “IOMC” since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The prices listed below and elsewhere within this Annual Report reflect the one-for-fifteen reverse split of our common stock effected December 20, 2002.

	Price Range
	Low	High
2003:
First Quarter (January 1 – March 31)	$3.00	$10.00
Second Quarter (April 1 – June 30)	3.50	11.00
Third Quarter (July 1 – September 30)	4.98	7.99
Fourth Quarter (October 1 – December 31)	3.50	7.00

2002:
First Quarter	$8.40	$16.50
Second Quarter	5.25	15.15
Third Quarter	6.15	10.50
Fourth Quarter	3.75	11.00

Security Holders

As of April 8, 2004, we had 4,529,672 shares of common stock outstanding held of record by approximately 72 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which in turn, hold shares of stock for beneficial owners.

Dividends

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

Recent Sales of Unregistered Securities

In October 2003, we issued warrants to purchase 20,004 shares of common stock at an exercise price of $7.19 per share, subject to adjustment. The warrants expired on March 31, 2004.

In October 2003, we issued warrants to purchase 20,004 shares of common stock at an exercise price of $9.78 per share, subject to adjustment. The warrants expire on July 9, 2004.

The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

Item 6. Selected Financial Data

The following selected consolidated historical financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The consolidated statements of operations and comprehensive income data with respect to the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this Annual Report. The historical results are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations and Comprehensive Income Data:
Net sales	$62,222,513	$83,529,708	$67,788,959	$60,805,437	$36,661,092
Cost of sales	53,083,729	74,665,823	62,776,334	53,126,489	31,419,757

Gross profit	9,138,784	8,863,885	5,012,625	7,678,948	5,241,335
Operating expenses	9,236,912	10,022,445	10,180,839	10,126,111	3,837,293

Income (loss) from operations	(98,128)	(1,158,560)	(5,168,214)	(2,447,163)	1,404,042
Total other income (expense)	(194,337)	(5,525,033)	(376,431)	(4,963,286)	30,256

Income (loss) from operations before income taxes	(292,465)	(6,683,593)	(5,544,645)	(7,410,449)	1,434,298
Income tax (benefit) expense	(27,148)	1,663,638	3,000	(999,600)	(428,500)

Net income (loss)	(265,317)	(8,347,231)	(5,547,645)	(6,410,849)	1,862,798

Basic and diluted earnings (loss) per share	(0.06)	(1.84)	(1.23)	(2.44)	0.86

Weighted average shares outstanding, basic and diluted	4,529,672	4,528,894	4,528,341	2,629,894	2,153,954

	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$6,091,369	$7,320,143	$4,423,623	$3,502,546	$1,943,522
Working capital	10,910,155	11,288,330	18,374,492	21,838,710	7,598,786
Total assets	40,112,792	41,757,969	55,903,767	53,098,438	22,916,329
Stockholders’ equity	16,377,717	16,726,720	17,115,651	22,659,571	7,875,963
Redeemable convertible preferred stock	—	—	9,000,000	9,000,000	—

No cash dividends on our common stock were declared during any of the periods presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and capital resources. Our actual results could differ materially from those expressed in these forward-looking statements.

Overview

We are a leading provider of data storage products. We also sell digital entertainment products. Our data storage products consist of a range of products that store traditional PC data as well as music, photos, movies, games and other multi-media. These products are designed principally for general data storage purposes. Our digital entertainment products consist of a range of products that focus on digital music, photos and movies. These products are designed principally for entertainment purposes.

We sell our products through computer, consumer electronics and office supply superstores and other retailers who collectively operate retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. We employ a three-brand approach to achieve our goal of product differentiation among various sales channels and price points. Our three brands are I/OMagic®, Digital Research Technologies® and Hi-Val®.

Prior to 2003, we also emphasized the sale of other PC-related and consumer electronics products including, media, keyboards, mice, cameras, audio and graphic cards and flat panel television monitors. During the latter part of 2002 and the early part of 2003, we made a strategic decision to de-emphasize these additional product offerings in order to focus our management and financial resources on the manufacture and sale of our data storage and digital entertainment products, especially the manufacture and sale of dual-format DVD recordable devices that we introduced in July 2003. Because of our planned introduction of these devices in the third quarter of 2003, we reduced our promotional activities, such as rebates and point-of-sale discounts, for our CD-based products. This reduction in promotional activities, combined with our transition out of certain product offerings and other factors discussed below, resulted in a 25.5% decline in net sales for 2003 as compared to 2002.

Despite this significant reduction in net sales for 2003, we reduced our net loss from $8.3 million in 2002 to $265,000 for 2003. We believe that this significant improvement in our operating results is due, in large part, to the following factors:

•	Settlement of Significant Litigation. During 2003, we settled a significant litigation matter. This settlement required us to record a $5.2 million expense in 2002, which contributed significantly to our net loss in 2002.

•	Focus on Smaller Number of Product Offerings. Our decision to reduce the number of product offerings in order to focus our attention on our data storage and digital entertainment products has had the benefit of eliminating or reducing product offerings that were not very profitable.

•	More Efficient Management Reporting. We expanded our review and management of operating expenses in order to reduce costs. In doing so, we instituted improved financial controls and procedures to better monitor personnel, legal and accounting costs. We spent more time and effort tracking consigned inventory that resides at our retailers. In doing so, we believe that we can better control overstocking of our products, which in turn allows us to better control price reductions and marketing programs in our efforts to sell inventory. We also spent additional time and effort in managing the shipment of products to our retailers to ensure that deliveries to these retailers were made on time in order to avoid penalties which many retailers assess on late shipments.

Retailers

Historically, a limited number of retailers have accounted for a significant percentage of our net sales. For the years ended December 31, 2001, 2002 and 2003, our six largest retailers accounted for approximately 92%, 88% and 78% of our net sales, respectively. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, it could have a material adverse effect on our business and results of operations.

Seasonality

Our data storage and digital entertainment products have historically been affected by seasonal purchasing patterns. Our products tend to have higher unit sales in the fourth quarter. These sales generally follow seasonal purchasing patterns of our end-user customers who purchase most of our products through retailers. Generally, our second quarter is the weakest. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

Currently, the majority of our net sales are non-consignment and are recognized upon shipment to retailers. A growing percentage of our net sales are consignment sales. Consignment sales are recognized when our retailers sell our products to the consumers. All of our sales include limited rights to return unsold inventory. We provide for estimated future returns of inventory based on historical experience. However, if certain returns in excess of our estimates occur, those amounts are accrued at the time we become aware of them, which may not be in the same period in which we book the initial sale. In addition, some retailers have limited price protection rights for inventories of our products held by them. If we reduce the list price of these previously purchased products, these retailers may be entitled to receive credits from us. We accrue for estimated cost for these limited price protection arrangements when the retailers is authorized to make the price change. We also offer to both consumers and retailers certain rebate arrangements. We accrue for the estimated cost of these rebate arrangements using actual sell through data supplied by our retailers and historical redemption percentages. Our net sales are defined as our gross sales less these estimated future returns, limited price protection arrangements, rebate arrangements and marketing development fund/cooperative arrangements.

Advertising and Market Development Costs

Advertising and market development costs are charged to operations or offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. For the year ended December 31, 2003, our advertising and market development costs were $8.5 million, of which $8.4 million was offset against gross sales. For the year ended December 31, 2002, our advertising and market development costs were $9.3 million, all of which was offset against gross sales. For the year ended December 31, 2001, our advertising and market development costs were $13.3 million, of which $13.2 million was offset against gross sales.

Consideration generally given by us to a retailer is presumed to be a reduction of selling price, and therefore, a reduction of gross sales. However, if we receive an identifiable benefit that is sufficiently separable from our sales to that retailer, such that we could have paid an independent company to receive that benefit and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our retailers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

Inventory Obsolescence Allowance

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. These write-downs result in a charge to cost of sales. These write-downs relate directly to the amount of slow-moving or obsolete inventory which we have in our warehouse. This inventory usually is the result of returns by retailers at the end of a product’s life cycle. We plan to make a concerted effort in 2004 to sell this inventory more quickly than in prior years and thus reduce our write-downs.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our retailers to make required payments. Our current retailers consist of either large national or regional retailers with good payment histories with us. Since we have not experienced any previous payment defaults with any of our current retailers, our allowance for doubtful accounts is minimal. We perform periodic credit evaluations of our retailers. If the financial condition of our retailers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New retailers are evaluated through Dunn & Bradstreet before terms are established. Although we expect to collect all amounts due, actual collections may differ.

Product Returns

Our policy is to allow return of product from consumers upon proper request by them and authorization by us. We have no time limit on product returns from consumers; however, our retailers generally have terms with their customers which range from fourteen to thirty days from date of purchase. This time period will generally flow through to us. We also include estimated time of product on the shelf and time to return product to us. Actual returns are recorded as reductions to gross sales for the period in which they are received. In addition, we maintain an allowance for sales returns for estimated future returns for products currently or previously sold for which we estimate we have not yet received. We use historical data and estimates based on observations to determine the allowance for each period. We estimate that sales for two months, the current and the prior, will be returned in future months. We use the actual return rate of the prior year to estimate what percent of the two months will be returned. Sales are adjusted by the estimated returns, while cost of sales are adjusted by the estimated cost of sales and the allowance is adjusted for the estimated gross margin. In periods in which sales are higher, such as normally our fourth quarter, the allowance is increased as we expect more returns. In periods in which sales are lower, such as normally our second quarter, the allowance is decreased as we expect less returns than we have already reserved for.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net sales.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Year Ended December 31,
	2003	2002	Favorable (Unfavorable)	Favorable (Unfavorable)	2003	2002
	(in thousands)
Net sales	$62,223	$83,530	$(21,307)	(25.5)%	100.0%	100.0%
Cost of sales	53,084	74,666	21,582	28.9	85.3	89.4

Gross profit	9,139	8,864	275	3.1	14.7	10.6
Selling, marketing and advertising expenses	1,507	1,438	(69)	(4.8)	2.5	1.7
General and administrative expenses	6,462	7,361	899	12.2	10.4	8.8
Depreciation and amortization	1,268	1,224	(44)	(3.6)	2.0	1.5

Operating loss	(98)	(1,159)	1,061	91.5	(0.2)	(1.4)
Net interest expense	(248)	(384)	136	35.4	(0.4)	(0.4)
Settlement expense and related legal costs	0	(5,178)	5,178	100.0	—	(6.2)
Other income	54	37	17	45.9	0.1	—

Loss from operations before provision for income taxes	(292)	(6,684)	6,392	95.6	(0.5)	(8.0)
Income tax provision	(27)	1,663	1,690	101.6	0.1	2.0

Net loss	$(265)	(8,347)	$8,082	96.8%	(0.4)%	(10.0)%

Net Sales. The significant decrease in net sales for 2003 is primarily due to our strategic decision to de-emphasize the sale of certain products, coupled with reduced sales of our CD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as rebates and point-of-sale discounts, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. Also contributing to the overall decline in net sales for 2003 was a $14.4 million, or 70.2%, decrease in net sales to OfficeMax as compared to 2002. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales from April 2003 through October 2003. During this period of time, we negotiated more favorable promotional programs with OfficeMax and, as a result, we began selling our dual-format DVD recordable drives to them beginning in November 2003.

Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in freight costs from $4.5 million in 2002 to $2.1 million in 2003. We were able to reduce these costs because throughout most of 2003 we were able to obtain products from our Asian subcontract manufacturers using normal freight methods, that is, ocean vessels rather than via airfreight which we were required to do during portions of 2002 due to west coast port strikes during that year.

Another contributing factor to our improvement in gross profit is a reduction in our inventory obsolescence charges from $2.1 million (2.5% of net sales) for 2002 to $0.1 million (0.2% of net sales) for 2003. During 2002, we wrote down to lower of cost or market a significant amount of slow-moving inventory. Due to the short life cycle of many of our products, we expect to continue to experience inventory obsolescence charges in the future. However, we can not predict with any certainty the future level of these write-downs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased slightly in 2003. This increase was primarily due to an increase in slotting fees of $190,000 for new retailers, an increase in advertising costs of $157,000 and an increase in new store allowance for retailers of $57,000. Commissions were lower due to reduced sales volume.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to a reduction in legal expenses of $411,000 as a result of the settlement of several litigation matters, a $223,000 reduction in payroll and related expenses due to our planned reduced headcount in 2003 for our U.S. operations, a $152,000 reduction in insurance expenses, and a $202,000 reduction in warehouse supplies and outside assembly of product due to lower sales in 2003. These reductions were partially offset by a $179,000 increase in bad debt expenses ($1.5 million in 2003 as compared to $1.3 million in 2002) and a $72,000 increase in product design expenses.

Depreciation and Amortization Expenses. The increase in depreciation and amortization expenses is primarily due to accelerated amortization on our prior Santa Ana facility which was originally to be leased through 2010. At the beginning of 2003, we decided to move to a larger facility by the end of September 2003 and thus, we accelerated our amortization by $389,000 in 2003. Amortization of our Hi-Val® and Digital Research Technologies® trademarks was reduced by $338,000 during 2003 because of our decision in 2002 to increase the useful lives of the trademarks by an additional ten years. As a result, during the second quarter of 2002, we decreased the amount of annual amortization of these trademarks, which was originally based on useful lives of five years.

Other Income (Expense). Other income (expense) decreased by $5.3 million as compared to 2002. This significant decrease is primarily due to a $5.2 million expense we recorded in 2002 relating to settlement costs and related legal expenses in connection with a significant litigation matter. During 2003, interest expense decreased by $137,000 to $249,000 due to reduced borrowings under our line of credit.

Income Tax Expense (Benefit). Income taxes provision decreased by $1.69 million in 2003 to a $27,000 benefit as compared to an expense of $1.68 million in 2002. In 2003, our income taxes represented primarily refunds we received. In 2002, our income tax provision represented the write-off of deferred tax assets.

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Year Ended December 31,
	2002	2001	Favorable (Unfavorable)	Favorable (Unfavorable)	2002	2001
	(in thousands)
Net sales	$83,530	$67,789	$15,741	23.2%	100.0%	100.0%
Cost of sales	74,666	62,776	(11,890)	(18.9)	89.4	92.6

Gross profit	8,864	5,013	3,851	76.8	10.6	7.4
Selling, marketing and advertising expenses	1,438	1,488	50	3.4	1.7	2.2
General and administrative expenses	7,361	6,461	(900)	(13.9)	8.8	9.5
Depreciation and amortization	1,224	2,232	1,008	45.2	1.5	3.3

Operating loss	(1,159)	(5,168)	4,009	77.6	(1.4)	(7.6)
Net interest expense	(384)	(387)	3	0.8	(0.4)	(0.6)
Settlement expense and related legal costs	(5,178)	—	(5,178)	—	(6.2)	—
Other income	37	10	27	270.0	—	—

Loss from operations before provision for income taxes	(6,684)	(5,545)	(1,139)	(20.5)	(8.0)	(8.2)
Income tax provision	1,663	3	(1,660)	(553.3)	2.0	—

Net loss	$(8,347)	$(5,548)	$(2,799)	(50.5)%	(10.0)%	(8.2)%

Net sales. The increase in net sales for 2002 is primarily due to increased sales to our existing consignment retailers, sales to new retailers, and a $4.2 million increase in net sales resulting from a recalculation of our reserve for future returned products. The increase in net sales due to a change in our reserves for future returns on sales was based on a monthly calculation we make to adjust sales for estimated future product returns based on historical data. Two factors resulted in this increase. First, the overall increase in sales volume in 2002 as compared to 2001 resulted in $3.2 million of the increase. Second, the percentage of estimated returns was reduced in early 2002 based on actual returns showing that the return rate previously used should have been reduced. This resulted in a $975,000 increase in net sales. We believe that better installation manuals and improved technical support during 2001 resulted in a lower product return rate.

Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in inventory adjustments from $3.6 million for 2001 to $602,000 for 2002. Another contributing factor to our improvement in gross profit, both in dollar terms and as a percentage of net sales, is an increase in our inventory obsolescence charges from $410,000 for 2001 to $2.1 million for 2002.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased slightly in 2002. The slight reduction in these expenses was primarily due to a direct advertising expense of $121,000 in 2001 that we did not experience in 2002, $56,000 less retailer product evaluation expenses and $47,000 less payroll in 2002, offset by $136,000 higher commission expense during 2002 due to the increase in sales.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to a $449,000 increase in bad debt expense as compared to 2001 ($1.3 million in 2002 as compared to $851,000 in 2001), a $198,000 increase in payroll expenses, a $149,000 increase in insurance expenses, a $125,000 increase in warehouse supplies, a $117,000 increase in financial relations expenses, and a $98,000 increase in subcontracting of product assembly. These increases in expenses were offset by a $153,000 decrease in rent expense in connection with our move from a second facility at the end of April 2002 and a $151,000 decrease in expenses for consultants.

Depreciation and Amortization Expenses. The decrease in depreciation and amortization expenses is primarily due to a reduction in the amount of amortization of our trademarks. During 2002, we engaged an outside valuation service to review the value of our trademarks and their useful lives. Based upon this valuation, we determined that the useful lives of our trademarks should be increased by ten years. As a result, the amount of annual amortization was decreased beginning in 2002.

Other Income (Expenses). Other income (expenses) increased to $5.5 million as compared to $376,000 in 2001. This increase was primarily due to $5.2 million of settlement costs and related legal expenses in connection with a significant litigation matter. We also recorded a small gain of $39,000 on the disposal of property and equipment which we sold in connection with vacating our second facility at the end of April 2002.

Income Tax Expense (Benefit). The income taxes provision for 2002 consisted of a $1.8 million write-off of deferred tax assets, offset by $92,000 of net income tax refund.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our bank credit facility and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. As of December 31, 2003, we had working capital of $11.0 million, an accumulated deficit of $15.1 million, $6.2 million in cash and cash equivalents and $18.4 million in net accounts receivable.

Cash provided by our operating activities totaled $3.6 million during 2003 as compared to $3.3 million for 2002. This increase in cash provided by operations during 2003 primarily resulted from a $7.8 million increase in cash from the use of our trade credit facilities from related parties, an $816,000 increase in accounts payable, a $689,000 increase provided by the depreciation and amortization of fixed assets, and an increase of $579,000 provided by the amortization of our trademarks. These increases were offset by a $3.0 million legal settlement payment, a $265,000 net loss from operations, the use of $542,000 in cash for reserves for obsolete inventory, a $378,000 increase in prepaid expenses, and a $2.6 million reduction in accrued expenses. Our accrued expenses had decreased to $2.6 million primarily due to a $1.7 million reduction in accrued promotions and marketing expenses due to fewer sales in 2003 than 2002 and a $705,000 reduction in accrued legal fees.

Cash used in our investing activities totaled $170,000 during 2003 as compared to $62,000 for 2002. Our investing activities in 2003 consisted of leasehold improvements, furniture and computer equipment.

Cash used in our financing activities totaled $4.5 million during 2003 as compared to $302,000 for 2002. Our financing activities in 2003 consisted of a $4.4 million payoff on the line of credit with our prior lender and $83,000 in the repurchase of shares of our common stock.

Effective January 1, 2002, we obtained a $9.0 million asset-based line of credit (with a sub-limit of $8.0 million) with ChinaTrust Bank (USA) that was to expire December 15, 2003. The credit facility contained a number of restrictive financial covenants. On each of December 31, 2002, March 31, 2003, and June 30, 2003, we were not in compliance with certain of those financial covenants. However, we subsequently obtained waivers with respect to our noncompliance with these financial covenants from the lender which, among other things, on December 31, 2002 modified the original expiration date of the line of credit from December 15, 2003 to October 15, 2003.

On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The credit facility with United National Bank provides for a revolving loan of up to $6,000,000 secured by substantially all of our assets and expires September 1, 2004. Advances up to 65% of eligible accounts receivable bear interest at the floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of December 31, 2003, the interest rate was 4.75%. The business loan agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The business loan agreement also contains a number of restrictive financial covenants. We were in compliance with these covenants at December 31, 2003.

Effective September 2, 2003, we borrowed $3.4 million under the United National Bank credit facility to pay off the outstanding balance on our ChinaTrust Bank (USA) credit facility. As of December 31, 2003, the outstanding balance with United National Bank was $5.9 million and we had available to us $61,000 of additional borrowings. Our credit facility with United National Bank expires on September 1, 2004.

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a shareholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10,000,000 of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics’ supplier. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2003, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of December 31, 2003, we owed Lung Hwa Electronics $2.0 million in trade payables net of the remaining $750,000 deposit.

In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant shareholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. See “Certain Relationships and Related Transactions.”

We believe current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. For example, if the level of consignment sales to our retailers were to increase substantially from current levels, our current credit facility with United National Bank, which is a receivables-based line of credit, may not meet all of our financing needs since the length of time between delivery of product and the creation of an account receivable that may be financed is longer for consignment sales as compared to non-consignment sales. Accordingly, we would need to obtain other financing, including possibly an inventory-based line of credit, to meet all of our liquidity needs. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

Backlog

Our backlog at December 31, 2003 was $5.3 million as compared to a backlog at December 31, 2002 of $12.4 million. Based on historical trends, we anticipate that our December 31, 2003 backlog may be reduced by approximately 10%, or $500,000, to a net amount of $4.8 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and price protections.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

Contractual Obligations At December 31, 2003	Payments Due by Period
	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Long Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	925,328	359,667	565,691	—	—
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$925,328	$359,667	$565,691	$—	$—

The above table outlines our obligations as of December 31, 2003 and does not reflect the changes in our obligations that occurred after that date.

Impacts of New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. This statement is not applicable to us.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to us.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to us.

Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this Annual Report and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q and 8-K, you should carefully consider the following risk factors before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred significant losses in the past, and we may continue to incur significant losses in the future. If we continue to incur losses, our business will be adversely affected.

We have incurred net losses since the year ended December 31, 1999. As of December 31, 2003, we had an accumulated deficit of approximately $15,000,000. During the years ended December 31, 2003, 2002 and 2001, we incurred net losses in the amounts of approximately $265,000, $8,350,000, and $5,550,000, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. An extended period of net losses would result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that we will be able to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

We currently depend on a small number of major retailers for the vast majority of our net sales. A reduction in business from any of these retailers, or failure by any of these retailers to timely pay amounts owed to us, could adversely affect our net sales and could seriously harm our business and financial condition.

During the year ended December 31, 2003, net sales to our two largest retailers represented approximately 28% and 13%, respectively, of our total net sales, and net sales to our next four largest retailers represented approximately 10%, 10%, 9% and 8%, respectively. During the year ended December 31, 2003, aggregate net sales to these six retailers represented approximately 78% of our total net sales. Our sales are made by standard purchase orders rather than long-term contracts. We expect that we will continue to be dependent upon these retailers for a significant majority of our revenues for the foreseeable future. We cannot assure you that our net sales generated from these retailers, individually or in the aggregate, will reach or exceed historical levels in any future period. A cessation or reduction of business from, or a decrease in prices of products sold to, any of these retailers, has in the past, significantly reduced our net sales for a reporting period and could, in the future, harm our business and financial condition. We cannot assure you that, if sales to any of these retailers cease or decline, we will be able to replace these sales with sales to existing or new retailers in a timely manner, or at all. If we could not replace these sales, our business and financial condition would be adversely impacted. Further, should one or more of these retailers fail to timely pay us amounts owed, we could suffer a substantial decline in our profitability, which would have a material adverse affect on our business, financial condition and results of operations.

If we are unable to renew or replace our business loan agreement with United National Bank prior to its September 1, 2004 expiration date, our ability to purchase additional inventory and to fund day-to-day operations may be adversely affected, which would adversely affect our ability to expand or sustain our current sales volume.

Our business loan agreement with United National Bank expires on September 1, 2004. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. If we are unable to obtain a new line of credit, or if United National Bank calls the loan due in advance of its expiration, we may be unable to acquire sufficient amounts of inventory and our ability to expand or sustain our current sales volume will be adversely affected. In addition, we may be unable to fund our day-to-day operations.

Our consignment of inventory to our retailers is increasing, which requires us to carry and finance greater amounts of inventory. If we are unable to obtain satisfactory financing, we will not be able to carry sufficient amounts of inventory resulting in reduced sales of our products.

We are increasingly using product consignment as a sales model. Our existing credit facility with United National Bank is an asset-based facility under which our borrowing power is measured based on the value of certain of our assets. Currently, the amount that we are permitted to borrow under this facility is based on our accounts receivable only and not our inventory. Accordingly, the value of our inventory is not counted when determining the amounts we are permitted to borrow from United National Bank. Consignment models typically result in higher levels of inventory which must be financed until that inventory is sold by a retailer to the consumer resulting in corresponding accounts receivable. More traditional sales models (that is, non-consignment models) result in immediate sales and corresponding accounts receivable upon shipment of inventory to retailers. If we are not able to obtain satisfactory financing, which may be asset-based financing tied to our accounts receivable as well as our inventory, we may be unable to finance sufficient inventory levels which would result in our inability to fill orders in a timely manner or at all, which would cause reduced sales of our products. In addition, as we increase our use of a consignment sales model and as a result of the increased time it takes us to receive payment, we may need to convince our subcontract manufacturers to lengthen the duration of our payment terms to them. If we are unable to lengthen the duration of our payment terms with our subcontract manufacturers, we may be unable to finance sufficient inventory levels which could result in our inability to fill orders in a timely manner or at all, which would cause reduced sales of our products.

We rely heavily on our Chief Executive Officer, and the loss of his services could adversely affect our business and results of operations.

Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer and Secretary. Mr. Shahbaz has developed personal contacts and skills upon which we greatly rely in connection with our operations and the execution of business strategies. Mr. Shahbaz has also developed key personal relationships with our subcontract manufacturers and he is frequently extensively involved in our sales and promotional efforts with our key retailers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain “key person” life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business and results of operations.

We obtain many of our products from single or limited subcontract manufacturing sources. If these sources fail to satisfy our supply requirements or cease production of our products, we may lose sales, experience increased product costs and reduced profitability.

Our product inventory strategy is to maintain as little inventory as is necessary for the efficient operation of our business, which creates the risk that any shortage or delay in the supply of our products from our subcontract manufacturers could harm our ability to meet demand for our products. We obtain most of our products from single or limited subcontract manufacturing sources on a purchase order basis. In the past, we have experienced difficulty in obtaining products from these sources. Our subcontract manufacturers may experience financial difficulties, manufacturing difficulties or other problems which could adversely affect their ability to fulfill our product inventory needs on a timely basis, or at all. This, in turn, would adversely affect our ability to satisfy demand for our products, which would result in lost sales. We do not have any guaranteed supply arrangements or similar contractual commitments from our subcontract manufacturers. We cannot assure you that our subcontract manufacturers will continue to meet our supply requirements.

If demand for a specific product increases, we may not be able to obtain an adequate supply of that product in a timely or cost-effective manner, or at all, since our subcontract manufacturers may be unable to supply enough products or may fill other orders before ours. It could be difficult, costly and time-consuming, or impossible, to obtain products from alternative sources. Offering high-value products is a key element to our ability to compete. Increases in product costs may therefore result in reduced sales if we increase our product prices or may result in reduced profitability if we are not able to pass along these costs to consumers in the form of increased product prices. In addition, difficulties in transitioning from an existing to a new subcontract manufacturer could create delays in product availability that would have a significant impact on our ability to fulfill orders for our products. Moreover, replacing some of our existing subcontract manufacturers could harm our business and financial condition because of the favorable terms we receive from these subcontract manufacturers, some of which are our shareholders.

Our inability to obtain products, prevent increased products costs, our transition to new subcontract manufacturers or our termination of our relationships with any of our existing subcontract manufacturers, especially those who are our shareholders, would adversely impact our ability to meet demand for our products, and damage our brands and reputation with our retailers and in the marketplace, which could have a material adverse affect on our business and results of operations.

The high concentration of our sales in our data storage product category could have a material adverse effect on our business and results of operations if demand for those products declines or if competition within the industry intensifies.

Sales of our data storage products for the year ended December 31, 2003 accounted for approximately 94% of our net sales. Except for our digital entertainment products, which accounted for only a small fraction of our net sales in the year ended December 31, 2003, we have not diversified our product categories. We expect data storage products to continue to account for the vast majority of our sales for the foreseeable future. As a result, our business and results of operations will be significantly and adversely impacted by a downturn in the market for data storage products.

Our failure to manage growth effectively could impair our business.

We plan to expand our business into new data storage and digital entertainment product categories. In particular, we plan to offer additional DVD-based products, including DVRs, and to offer products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray® DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management attention. Also, with respect to our planned expansion within the digital entertainment marketplace, our resources and personnel are likely to be especially strained because our experience in efficiently allocating resources, as well as the overall experience of our personnel, arose in the context of the data storage industry and we have little experience in the digital entertainment industry.

We also plan to expand our business into additional sales channels, such as corporate and government procurers, value-added resellers and value-added distributors, and to further develop our product offerings over the Internet at our company websites located at http:www.iomagic.com, http:www.dr-tech.com and http:www.hi-val.com. This planned expansion will require significant resources, including with respect to our improvement of our information systems, management of product data, control accounting, expansion of the capabilities of our administrative and operational personnel, and attracting, training, managing and retaining additional qualified personnel.

Consequently, our failure to effectively manage growth in our product offerings and in our sales channels is likely to impair our business, and have a material adverse affect on our financial condition and results of operations.

If our products are not among the first-to-market, or if consumers do not respond favorably to either our new or enhanced products, our sales and profits may be adversely affected.

One of our core strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic®, Digital Research Technologies® and Hi-Val® brands are perceived by our retailers and end-users of our products as among the leaders in the data storage industry. We also believe that our retailers and end-users of our products view products offered under these brands as representing new innovations based on early adoption of technological enhancements. For instance, in introducing new and enhanced optical data storage products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors who are able to bring products to market more rapidly may gain market share at our expense, harming our sales and profits.

As a consequence of our strategy to be among the first-to-market with new and enhanced products based on established technologies, we are exposed to consumer rejection of these products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on consumer demand for DVD-based products displacing consumer demand for CD-based products. Accordingly, future sales and any future profits from DVD-based products are substantially dependent upon widespread consumer acceptance of DVD-based products. If this widespread consumer acceptance of our new and enhanced DVD-based products does not occur, or is delayed, our business, financial condition and results of operations will be adversely affected.

If we fail to manage our product rebate programs or other promotions, our business and financial condition as well as our brand image may be harmed.

We rely heavily on product rebates and other promotional programs to increase sales of our products. An important aspect of planning any promotion is the accurate forecasting of the costs associated with that promotion. If we fail to accurately forecast the costs of our promotional efforts, we may fail to allocate sufficient resources to that promotion, such as keeping sufficient funds available for mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with those consumers, as well as our retailers, would be harmed, which would result in harm to our business and financial condition.

Failure to adequately protect our trademark rights could harm our business and cause us to lose market share and sales.

We sell our products under three brand names, I/OMagic®, Digital Research Technologies® and Hi-Val®, all of which are trademarks registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as our MediaStation™, DataStation™, Digital Photo Library™, EasyPrint™ and Sound Assault™ product names. One of our key business strategies is to use our brand names to successfully compete in the marketplace for data storage and digital entertainment products. We have expended significant resources promoting our brand names and our products under the names under which they are sold. We cannot assure you that our registration of our brand name trademarks with the United States Patent & Trademark Office will deter or prevent their unauthorized use. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand names or product names, consumer confusion as to the source of the products could result which would reduce the value of goodwill associated with these trademarks. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

Our indemnification obligations to our retailers for product defects could require us to pay substantial damages, resulting in a material adverse affect on our business and results of operations.

A number of our agreements with our retailers provide that we will defend, indemnify and hold harmless our retailers from damages and costs that arise from product warranty claims or claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or any resulting liability we would incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could have a material adverse affect on our business and results of operations.

Our insurance does not cover shipment of products via ocean or air freight. As a result, loss or damage to our products shipped in this manner could result in significant losses to us and harm our business and financial condition.

Our insurance does not cover shipment of products via ocean or air freight. We occasionally take delivery of products in Asia from our subcontract manufacturers and ship those products to our headquarters in Irvine, California. In addition, we periodically ship products from Asia via air freight. We also occasionally ship products from our headquarters to our retailers or to a distribution center via air freight. In these circumstances, we are allocated the risk of loss of those products. Accordingly, loss or damage to our products in transit shipped via ocean or air freight could result in significant losses to us and harm our business and financial condition.

Our operations are vulnerable to natural disasters and other events because we have limited backup systems.

We have limited backup systems and have experienced system failures and electrical outages from time to time, which have disrupted our operations. We have a limited disaster recover plan in the event of damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our operations are dependent on our ability to protect our computer systems against these unexpected adverse events.

If any of the above occurs, we may experience a complete system shutdown. The business interruption insurance that we carry is unlikely to be sufficient to compensate us for loss of business in the event of a significant catastrophe. In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our internal order system through which our retailers place orders for our products is an electronic purchase order system. This system’s continued and uninterrupted performance is critical to our business. Despite precautions that we have taken, unanticipated problems have from time to time caused, and in the future could cause, interruptions in our computer and telecommunications systems, including our electronic purchase order system. We have limited ability and personnel to process purchase orders in any other manner such as traditional facsimile acceptance of purchase orders. To prevent disruption of our computer and telecommunications systems, we may have to make substantial investments to obtain adequate system backup and redundancies. Our business, financial condition and results of operations could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

A significant product defect or product recall could have a material adverse affect on our brand image and our business, financial condition and results of operations.

Our products are complex and may contain defects. Although we and our subcontract manufacturers test our products, it is possible that errors or defects may be found in existing or future products after they have been purchased by consumers. These errors or defects could result in increased product returns, loss of sales, adverse publicity, delay in market acceptance of our products, decrease in demand for our existing or future products, reduction in the value of one or more of our brand names, or the bringing of product warranty or other legal claims against us by our retailers or by consumers. As a result, of any one or more of these events, our business could be negatively affected.

We believe that our retailers and end-users of our products view our I/OMagic®, Digital Research Technologies® and Hi-Val® brands as offering high-value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could result in damage to our relationships with our retailers and loss of consumer loyalty. A product recall would likely require a significant allocation of administrative and financial resources and may detract management’s attention from implementing our core business strategies. As a result, a significant product defect and product recall could materially and adversely affect our brand image and our business, financial condition and results of operations.

Risks Related to Our Industry

Our retailers may directly import or private label products, causing a decline in our sales and an adverse impact on our business, financial condition and results of operations.

Optical data storage products and digital entertainment products are widely available from suppliers and manufacturers around the world. Our major retailers include Best Buy, Circuit City, Comp USA, Staples, Office Depot and Office-Max. Collectively, these six retailers accounted for 78% of our net sales for the year ended December 31, 2003. Each of these retailers has substantial resources and has the ability to directly import or private label, or both, data storage and digital entertainment products from suppliers and manufacturers around the world, including from our own subcontract manufacturers. Our retailers may believe that higher product margins and profitability can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Accordingly, one or more of our retailers may stop buying products from us. As a consequence, our sales and profitability would be adversely affected, which would have an adverse impact on our business, financial condition and results of operations.

Competition within the data storage and digital entertainment industries is intense. Many of our competitors have greater resources than we do. Our competitors could use these resources to gain market share, causing us to lose market share and causing a decline in our sales.

The data storage and digital entertainment industries are extremely competitive and subject to rapid technological changes and product obsolescence. Our data storage products compete with several types of data storage devices such as internal and external hard drives, magnetic tape drives, floppy disk drives and flash memory devices, as well as internal and external optical data storage products offered by other companies. Our digital entertainment products compete with products such as portable CD players, Minidisc players, cassette tape players and various digital entertainment PC peripheral devices.

Rapid technological changes can shift market share among various types of data storage and digital entertainment devices. Our typical product life cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures. Companies within the data storage and digital entertainment industries are continuously developing products with heightened performance and functionality causing pricing pressure on, and constantly threatening obsolescence of, existing products. For instance, we believe that the market for optical data storage products is rapidly shifting its focus from CD-based products to DVD-based products, the consequences of which have included the shift in market share away from CD-based products and intense downward pricing pressure on those products.

Our competitors in the data storage industry include Sony, Hewlett-Packard, TDK, Memorex, Philips Electronics, Samsung Electronics, Toshiba and Mad Dog Multimedia. Companies that offer products similar to our digital entertainment products include Sony, Apple Computer, Bose Corporation, Rio Audio and Creative Technology. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs.

Many of our competitors have substantially greater production, financial, research and development and marketing resources than we do. As a result, these companies may be able to compete more aggressively over a longer period of time than we can. In addition, our lack of resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in developing or introducing products. These failures and delays could reduce our competitiveness and cause a decline in our market share and sales.

Our lack of long-term purchase orders and commitments may adversely affect our business and results of operations.

During the year ended December 31, 2003, sales of our data storage products accounted for approximately 94% of our net sales and sales of our digital entertainment products accounted for approximately 6% of our net sales. Although we have long-term contracts with most of our retailers, these contracts typically cover the general terms and conditions of our relationships with these retailers, but do not include any purchase order commitments or purchase quantity obligations. Rather, most of our retailers issue purchase orders solely in their own discretion and then typically only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. Accordingly, we cannot assure you that any of these retailers will continue to purchase our products in the future.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the data storage and digital entertainment marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the purchasing patterns of our retailers, or from other causes. In addition, the lack of significant backlog and the limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources accordingly. Moreover, our expense levels are based in part on our expectations of future sales and we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result, our lack of long-term purchase orders and purchase commitments may adversely affect our business and results of operations.

The products we sell are subject to rapidly changing technologies and obsolescence. If we are unable to effectively manage product obsolescence, our business and results of operations will be harmed.

The data storage and digital entertainment industries are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and product obsolescence. Our product life cycles typically range from three to twelve months. We manage our inventory based on our expectations as to the introduction of new technology and the duration of a product’s life cycle. If we fail to accurately anticipate the introduction of new technologies or product obsolescence, we may end up holding significant amounts of inventory that can only be liquidated at substantially lower prices and profit margins than we expected. In particular, it is critical that we accurately anticipate and respond to the continued transition within the data storage industry from CD-based products to DVD-based products. In addition, it is critical that we accurately anticipate the possible transition from DVD-based products to next-generation DVD-based products such as Blu-ray® DVD or HD-DVD products. Our failure to accurately anticipate these transitions could result in material amounts of obsolete CD- or DVD-based products which are saleable only at substantially reduced prices and profit margins.

In addition, when we offer our own new or enhanced products, we must successfully manage the resulting obsolescence and price erosion of our older products, as well as any resulting price protection charges and inventory returns from our retailers. Average selling prices of our products decline over the duration of their life cycle. If our retailers are unable to sell their inventory in a timely manner, we may choose or be required to lower the prices of our products or allow our retailers to exchange the slow-moving products for newer products. The introduction by us of new or enhanced products with heightened performance or expanded functionality may exert substantial downward pricing pressure on our older products. In the past, we have experienced this downward pricing pressure as we have introduced new data storage devices, for example, when we shifted our product offering from basic CD-ROM devices to CD-RW drives and then to recordable DVD drives. We have also experienced this downward pricing pressure as we have introduced new data storage devices with substantially the same functionality as existing products, but with higher performance, such as faster data access times, than existing devices. Accordingly, if we are unable to effectively manage the introduction of new or enhanced products and product obsolescence, our business and results of operations will be harmed.

If we fail to accurately forecast consumer demand for our products, our business and our results of operations will be adversely affected.

We sell our products to retailers such as computer, consumer electronics and office supply superstores. These retailers in turn sell products primarily off-the-shelf directly to consumers. We rely upon sales forecasts provided by our retailers to anticipate their purchase orders. We also generate our own internal forecasts based on input from our retailers, market data and other information, as well as our knowledge of the data storage and digital entertainment industries. If these forecasts are inaccurate, we could either have excess inventory, resulting in significant financing costs and product obsolescence, or insufficient inventory, resulting in lost sales due to our inability to promptly meet consumer demand. Insufficient inventory can also result in additional shipping costs as we are forced to replenish our inventory or provide our retailers with products shipped on an expedited basis. Moreover, many of our retailers impose penalties for late shipments, which can result in significant additional costs. Accordingly, our future operating results are largely dependent on our ability to accurately forecast consumer demand for our products. Our failure to accurately forecast consumer demand for our products could result in significant losses from inventory obsolescence, financing charges, lost sales, expedited shipping costs and late shipment penalties, any of which could adversely affect our business and results of operations.

Consumer acceptance of alternative sales channels may increase. Our inability to adapt to these alternative sales channels may result in reduced sales of our products.

We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through six retailers who collectively accounted for approximately 78% of our net sales for the year ended December 31, 2003. Consumers may increasingly prefer alternative sales channels, such as direct mail order, direct sales by PC manufacturers and Internet commerce. Internet commerce in particular is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels such as Internet commerce.

Core technologies contained in our products are widely available to our competitors, which could cause competition with our products to intensify.

We are not the exclusive licensee or owner of most of the intellectual property related to the core technologies used in our products. Most of the core technologies in our CD- and DVD-based optical data storage drives as well as our MP3 digital entertainment devices are generally widely available to our competitors or to new entrants in the data storage and digital entertainment marketplaces. Most, if not all, of our other products also contain core technologies that are widely available. We expect that the core technologies contained in most products we offer in the future also will be widely available. We cannot assure you that competing products will not use the core technologies contained in our products. As a result, competition among products we offer and products our competitors offer could intensify because our products use core technologies that are widely available to our competitors. If product competition intensifies, we could experience downward pricing pressures and lose market share, which would cause a decline in our sales and adversely affect our results of operations.

If we are subjected to a protracted infringement claim or one that results in a significant damages award, our results of operations may be adversely affected.

Our current products rely on key technologies developed or licensed by third parties. We expect that our future product offerings will also rely on third-party technologies. Our ability to compete successfully depends upon our ability to operate without infringing the proprietary rights of others. Due to the complexity of technology used and the multitude of patents, trade secrets, copyrights and other overlapping intellectual property rights, the data storage and digital entertainment industries are characterized by frequent litigation regarding patent, trade secret, copyright and other intellectual property rights. It is common for intellectual property rights holders to assert their rights against a host of parties, including a party such as us who subcontract manufactures products for ultimate sale through retail and other sales channels. From time to time we receive communications from third parties asserting that their intellectual property rights cover certain of the technologies embodied in our products and alleging infringement of their intellectual property rights. We expect to continue to receive such communications in the future. In the event any third party is successful in a claim against us or our subcontract manufacturers that we or our subcontract manufacturers have infringed its intellectual property rights, we or our subcontract manufacturers could be required to:

•	acquire licenses, which may not be available on commercially reasonable terms, if at all;

•	discontinue selling certain products;

•	pay substantial monetary damages; and

•	develop non-infringing technologies, which may not be feasible.

In addition, third parties, some of which are potential competitors, may initiate litigation against our subcontract manufacturers alleging infringement of their proprietary rights with respect to manufacturing processes. In the event of a successful claim of infringement and the failure or inability to license or independently develop alternative, non-infringing technology on a timely basis by us or our subcontract manufacturers, we may be unable to obtain sufficient manufacturing capacity or offer competitive products. As a result, our product offerings could be limited and our sales could decline.

Third parties may also claim that our retailers are infringing upon their intellectual property rights as a result of selling our products. As a consequence, our retailers could attempt to assert indemnification claims against us. Both the infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management’s attention and our resources away from our business.

Any one of these developments could place substantial financial and administrative burdens on us and harm our business. We may not have sufficient litigation defense resources. If we fail to obtain necessary licenses or if litigation relating to patent infringement or other intellectual property matters occurs, our business, financial condition and results of operations could be adversely affected.

We subcontract manufacture products in Asia, which subjects us to risks, such as risks associated with foreign currency fluctuations, and which could adversely affect our results of operations.

General economic conditions and fluctuations in currency exchange rates affect the prices of our products and certain of our costs. During the year ended December 31, 2003, we obtained all of our products from suppliers and subcontract manufacturers based in Asia. Most of our purchases from these suppliers and subcontract manufacturers are denominated in United States dollars but our suppliers’ and subcontract manufacturers’ costs are predominantly denominated in their local currencies. A significant appreciation of any of these currencies against the United States dollar would cause our product costs to increase.

Our subcontract manufacturing operations are subject to a number of other risks as well, including:

•	political and economic instability and international terrorism;

•	foreign laws or regulations, and unexpected changes to those laws or regulations; and

•	import and export license requirements, tariffs, taxes, customs delays and other trade barriers.

We subcontract manufacture or otherwise obtain all of our products in Asia. In the event of political, social or economic disruption in the governments of any country located in Asia, the economic ramifications to our suppliers and subcontract manufacturers could be significant. As a result, our ability to obtain products from them, and therefore our ability to conduct our operations, could be materially and adversely affected. For example, in 2003, many companies and governments imposed travel restrictions to and from, and quarantines in, certain Asian countries affected by Severe Acute Respiratory Syndrome, or SARS. Similar medical crises in the future may disrupt manufacturing processes and the economies of affected countries. Taiwan also has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions, and is presently suffering political disruptions following a disputed presidential election outcome. There can be no assurance that any or all of these disruptions will not occur in the future.

Any or all of these factors could adversely affect our ability to operate our business and could have a material adverse affect on our business and results of operations.

A labor strike at a shipping port at which our products are shipped or received would prevent us from taking timely delivery of inventory, which would cause our sales to decline and harm our business and results of operations.

From time to time, shipping ports experience labor strikes or work stoppages which prevent the delivery of products shipped internationally via ocean freight. The shipping port located in Long Beach, California, through which we receive most of our products shipped by our subcontract manufacturers in Asia, experienced a labor strike in September 2002, which lasted for nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our retailers, which caused our sales to decline. Any future labor strike or work stoppage at a shipping port at which our products are shipped by or received from our subcontract manufacturers would prevent us from taking timely delivery of inventory and cause our sales to decline. To meet our obligations to our retailers, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs which we likely would be unable to pass along to either our retailers or to consumers. Also, because the average selling prices of our products decline during their short product life cycle, inventory that has been purchased by us that is unable to clear a shipping port could yield significantly less sales than planned, adversely affecting our business and results of operations.

If our products fail to comply with existing and evolving government regulations and industry standards, we may have difficulty selling our products and could be subjected to liability for selling products that do not comply with applicable regulations.

Our products are designed to comply with industry standards and government regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with regulations imposed by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, as well as numerous industry standards such as technological standards related to CD– or DVD–based products. We also must comply with numerous import/export regulations. In particular, our data communications devices in our data storage and digital entertainment product categories are subject to numerous FCC regulations. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations or standards could negatively impact our ability to sell our products and could result in liability on our part for selling products that fail to comply with applicable regulations.

Risks Related to Our Common Stock

Our stock price is highly volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the year ended December 31, 2003, the high and low closing sale prices of a share of our common stock were $11.00 and $3.00, respectively.

The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

•	changes in market valuations of similar companies and stock market price and volume fluctuations generally;

•	economic conditions specific to the data storage and digital entertainment products industries;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	the loss of one of our top six retailers or the cancellation or postponement of orders from any of those retailers;

•	delays or problems in our introduction of new products or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in foreign currency exchange rates;

•	regulatory developments;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our common stock or other securities.

The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and our resources from our business.

Our common stock has an extremely small public float and future sales of our common stock may negatively affect the market price of our common stock.

As of April 8, 2004, there were approximately 4.5 million shares of our common stock outstanding. As a group, our officers and directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own an aggregate of approximately 3.5 million shares of our common stock. Accordingly, our common stock has a public float of approximately 1,000,000 shares, which are shares in the hands of public investors, and which, as the term public float is defined by Nasdaq, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These approximately 1,000,000 shares are held by a relatively small number of shareholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the preception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors, major stockholders and their affiliates collectively beneficially own or control approximately 80% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from April 8, 2004). As a result, our executive officers, directors, major stockholders and their affiliates, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. Some of these persons or entities may have interests different than yours. For example, these stockholders may delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our amended and restated articles of incorporation, amended and restated bylaws and Nevada law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our amended and restated articles of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may allow management to discourage, delay or prevent a change in the ownership of our company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions include:

•	our board of directors are authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and

•	our board of directors are expressly authorized to make, alter or repeal our bylaws.

We are subject to the restrictions contained in Sections 78.378 through 78.3793 of the Nevada Revised Statutes, which provide, subject to certain exceptions, that if a person acquires a “controlling interest,” which is equal to one-fifth, one-third, or one-half or more of the voting power of a corporation, that person is an “interested stockholder” and may not vote such shares. Accordingly, the effect of Sections 78.378 through 78.3793 of the Nevada Revised Statutes may be to discourage, delay or prevent a change in control of our company.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our operations were not subject to commodity price risk during 2003. Our sales to a foreign country (Canada) were less than 1.5% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

We currently have a business loan agreement with United National Bank in an amount of up to $6 million. The line of credit provides for an interest rate equal to the prime lending rate plus three-quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the United National Bank business loan agreement.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements included in this report, which begin at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2003, there were no significant changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of April 12, 2004 and their business experience are as follows:

Name	Age	Titles
Tony Shahbaz	41	Chairman of the Board, President, Chief Executive Officer, Secretary, Director
Steve Gillings	54	Chief Financial Officer
Anthony Andrews	41	Vice President of Product Development and Engineering, Director
Steel Su	52	Director
Daniel Hou(1)	54	Director
Daniel Yao(1)	47	Director
Young-Hyun Shin	51	Director

(1)	Member of the Audit Committee, Compensation Committee and Nominating Committee.

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

Steve Gillings has served as our Chief Financial Officer since October 2002. Prior to that, Mr. Gillings served as our Vice President of Finance from October 2000 to October 2002 and as our Controller from November 1997 to October 2000. Mr. Gillings earned a B.S. degree in Accounting from the University of California at Berkeley in 1971 and an M.B.A. degree in Finance from California State University Fullerton in 1992.

Anthony Andrews has served as our Vice President of Product Development and Engineering since he joined I/OMagic Corporation in March 1994 and has served as a director since October 1995. From 1988 to 1994, Mr. Andrews was a principal engineer at Western Digital Corporation, where he was involved in product and software design and played a key role in the development of portable notebook power management designs that are used by companies such as IBM and AST. Prior to that, Mr. Andrews was a staff engineer with Rockwell International from 1985 to 1988. Mr. Andrews earned a B.S. degree in Math and Computer Science from the University of California at Los Angeles in 1985.

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

Young-Hyun Shin has served as a director of I/OMagic Corporation since September 2000. Mr. Shin was the former President and Chief Executive Officer of BTC Korea Co., Ltd. from March 1988 through October 2003. Mr. Shin has served and continues to serve as a director of BTC Korea Co., Ltd. since March 1988. Mr. Shin earned a B.S. degree in Electronics from Yonsei University in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“reporting persons”) to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. The reporting persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2003 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons were met, except that Mr. Young-Huyn Shin filed a late Form 4 to report one transaction.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and Senior Financial Officers. We have filed these codes as exhibits to this report.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2003, 2002 and 2001 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2003 (collectively, the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				Other Compensation
		Salary		Bonus
Tony Shahbaz Chairman, President, Chief Executive Officer and Secretary	2003 2002 2001	$ $ $	198,500 202,259 140,004	$ $	28,259 89,067 —	$	— — 40,853	(1)
Steve Gillings Chief Financial Officer	2003 2002 2001		$95,000 — —		$5,000 — —		— — —

(1)	Consists of salary earned by Mr. Shahbaz as an employee of IOM Holdings, Inc., a subsidiary of I/OMagic.

Option Grants in Last Fiscal Year

We did not grant any stock options or stock appreciation rights to Mr. Shahbaz or Mr. Gillings during 2003.

Aggregated Option Exercises and Fiscal Year-End Values

The following table provides information regarding the value of unexercised options held by Mr. Shahbaz and Mr. Gillings as of December 31, 2003. Mr. Shahbaz and Mr. Gillings did not acquire shares through the exercise of any options during the year ended December 31, 2003.

	Number of Securities Underlying Unexercised Options at December 31, 2003				Value ($) of Unexercised In-The-Money Options at December 31, 2003 (3)
Name	Exercisable		Unexercisable		Exercisable	Unexercisable
Tony Shahbaz	59,585	(1)	14,416	(2)	$0	$0
Steve Gillings	5,367		1,299		$0	$0

(1)	Includes 551 shares of common stock underlying options held by Mr. Shahbaz’s wife, Fedra Shahbaz.
(2)	Includes 116 shares of common stock underlying options held by Mr. Shahbaz’s wife, Fedra Shahbaz.
(3)	Based upon the last reported sale price of our common stock of $3.90 per share on December 31, 2003 (the last trading day during 2003) as reported on the OTC Bulletin Board, less the exercise price of the options.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On October 15, 2002, we entered into an employment agreement with Tony Shahbaz for Mr. Shahbaz to serve as our President and Chief Executive Officer. Under the terms of the employment agreement, which are effective as of January 1, 2002, Mr. Shahbaz is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income. Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The employment agreement terminates on October 15, 2007; however, it is subject to automatic renewal. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, Mr. Shahbaz is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination. Under the employment agreement, upon termination without cause, Mr. Shahbaz shall be paid his remaining salary amount for the remaining outstanding term of the agreement. Mr. Shahbaz’s employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of I/OMagic, and that the rights, benefits, and obligations under the agreement shall be assigned to the surviving or resulting corporation or the transferee of I/OMagic’s assets.

I/OMagic and Mr. Shahbaz are presently in the process of negotiating a revised employment agreement.

Board Committees

Our board of directors currently has an audit committee, a compensation committee and a nominating committee.

The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. Since November 2002, this committee has consisted of Mr. Daniel Hou and Mr. Daniel Yao. Our board of directors has determined that Mr. Yao is an audit committee financial expert. Our board of directors has also determined that Mr. Hou and Mr. Yao are “independent” as defined in NASD Marketplace Rule 4200(a)(15).

The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Since April 2004, this committee has consisted of Mr. Hou and Mr. Yao.

The nominating committee selects nominees for the board of directors. Beginning in and since April 2004, the nominating committee has consisted of Mr. Hou and Mr. Yao. The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the nominating committee will take into account a number of factors, including, among others, the following:

•	independence from management;

•	whether the candidate has relevant business experience;

•	judgment, skill, integrity and reputation;

•	existing commitments to other businesses;

•	corporate governance background;

•	financial and accounting background, to enable the nominating committee to determine whether the candidate would be suitable for Audit Committee membership; and

•	the size and composition of the board.

Compensation Committee Interlocks and Insider Participation

No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2003, Mr. Shahbaz, our Chief Executive Officer, President and Secretary, was a member of the compensation committee. While a member of that committee, during 2003 he did not make any salary recommendations to our compensation committee or our board of directors regarding salary increases for key executives.

Compensation of Directors

Our directors do not receive any compensation for their services, however each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 8, 2004, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

•	each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;

•	each of our directors;

•	the named executive officers in the Summary Compensation Table contained elsewhere in this Annual Report; and

•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,499,911	(2)	55.2%
Steel Su	Common	639,795	(3)	14.1%
Sung Ki Kim	Common	375,529	(4)	8.3%
Daniel Yao	Common	342,168	(5)	7.6%
Daniel Hou	Common	136,770	(6)	3.0%
Anthony Andrews	Common	20,508	(7)	*
Young-Hyun Shin	Common	1,350	(8)	*
Steve Gillings	Common	11,717	(9)	*
All executive officers and directors as a group (7 persons)	Common	3,652,219	(10)	80.6%

*	Less than 1.00%
(1)	Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Su, Hou, Shin, and Yao are directors.
(2)	Consists of: (i) 594,668 shares of common stock and 91,083 shares of common stock- underlying options held individually by Mr. Shahbaz; (ii) 596 shares of common stock underlying options held individually by Mr. Shahbaz’s wife, Fedra Shahbaz; (iii) 1,223,757 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iv) 550,001 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (v) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over the shares held by Susha California, Susha Nevada and King Eagle Enterprises, Inc.
(3)	Consists of 457,334 shares of common stock and 15,794 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of BTC and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4)	Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim serves as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5)	Consists of 1,350 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6)	Consists of 3,434 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics.
(7)	Consists of 2,491 shares of common stock and 17,584 shares of common stock underlying options held individually by Mr. Andrews, and 433 shares of common stock underlying options held individually by Mr. Andrews’ wife, Nancy Andrews.
(8)	Consists of 1,350 shares of common stock underlying options held individually by Mr. Shin.
(9)	Consists of 11,717 shares of common stock underlying options held individually by Mr. Gillings.
(10)	Includes 143,341 shares of common stock underlying options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	126,167	$31.58	247,298
Equity compensation plans not approved by security holders	—	—	—
Warrants issued for services	40,008	$8.49	—

Total	166,175	$27.77	247,298

Item 13. Certain Relationships and Related Transactions

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a shareholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10,000,000 of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics’ supplier. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2003, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of December 31, 2003, we owed Lung Hwa Electronics $2.0 million in trade payables net of the remaining $750,000 deposit.

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant shareholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

In 2003, we leased our Santa Ana facility from January 2003 through September 2003 from Alex Properties. Alex Properties was owned through late March 2003 by Mr. Tony Shahbaz, our Chief Executive Officer, President, Secretary

and Director, and Mr. Steel Su, a director of I/OMagic. In late March 2003, Alex Properties was turned over to Mark Vakili as part of the settlement of a lawsuit. In 2003, we paid $86,016 to Alex Properties for rent while it was owned by Mr. Shahbaz and Mr. Su.

We are a party to employment arrangements with related parties, as more particularly described above under the headings “Compensation of Executive Officers,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation of Directors.”

Item 14. Principal Accountant Fees and Disclosures

The following table sets forth the aggregate fees billed to us by Singer Lewak Greenbaum & Goldstein LLP for professional services rendered for the years ended December 31, 2003 and 2002

Fee Category	2003	2002
Audit Fees	$237,000	$322,000
Tax Fees	18,000	11,000
All Other Fees	—	—

Total	$255,000	$333,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of I/OMagic’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Singer Lewak Greenbaum & Goldstein LLP in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

Our audit committee pre-approves all services provided by Singer Lewak Greenbaum & Goldstein LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(b) Reports on Form 8-K

We filed a Form 8-K on November 4, 2003 which contained an Item 12 disclosure in accordance with SEC Release Nos. 33-8216 and 34-47226 in connection with our press release issued on November 4, 2003 reporting selected financial results for the third quarter 2003.

We filed a Form 8-K on November 5, 2003 which contained an Item 5 disclosure reporting that our 2003 Annual Meeting of Stockholders was to be held on December 18, 2003, more than thirty calendar days after the date of our 2002 Annual Meeting of Stockholders.

I/OMAGIC CORPORATION

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

December 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

I/OMagic Corporation and subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/OMagic Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 4, 2004, except for the first paragraph of Note 18,
as to which the date is March 9, 2004, the second paragraph of Note 18 as to which the date is March 15, 2004 and for the first and second paragraphs
of Note 10, as to which the date is
March 31, 2004

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS

	2003	2002
Current assets
Cash and cash equivalents	$6,091,369	$7,320,143
Accounts receivable, net of allowance for doubtful accounts of $20,553 and $2,135,660	18,439,893	19,055,201
Inventory, net of allowance for obsolete inventory of $505,029 and $1,046,812	9,706,708	8,240,280
Inventory in transit	—	675,000
Prepaid expenses and other current assets	407,260	28,955

Total current assets	34,645,230	35,319,579

Property and equipment, net	539,943	1,059,067
Trademarks, net of accumulated amortization of $4,871,044 and $4,292,308	4,774,635	5,353,371
Restricted cash	100,000	—
Other assets	52,984	25,952

Total assets	$40,112,792	$41,757,969

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities
Line of credit	$5,938,705	$10,372,827
Accounts payable and accrued expenses	5,572,878	7,285,246
Accounts payable - related parties	10,370,119	2,607,278
Reserves for customer returns and price protection	853,373	765,898
Current portion of settlement payable	1,000,000	3,000,000

Total current liabilities	23,735,075	24,031,249

Settlements payable, net of current portion	—	1,000,000

Total liabilities	23,735,075	25,031,249

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Series B, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 100,000,000 shares authorized 4,529,672 and 4,529,672 shares issued and outstanding	4,530	4,530
Additional paid-in capital	31,557,988	31,557,988
Treasury stock, 13,493 and 4,226 shares, at cost	(126,014)	(42,330)
Accumulated deficit	(15,058,787)	(14,793,468)

Total stockholders’ equity	16,377,717	16,726,720

Total liabilities and stockholders’ equity	$40,112,792	$41,757,969

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2003	2002	2001
Net sales	$62,222,513	$83,529,708	$67,788,959
Cost of sales	53,083,729	74,665,823	62,776,334

Gross profit	9,138,784	8,863,885	5,012,625

Operating expenses
Selling, marketing, and advertising	1,507,222	1,437,704	1,487,828
General and administrative	6,461,613	7,360,904	6,461,112
Depreciation and amortization	1,268,077	1,223,837	2,231,899

Total operating expenses	9,236,912	10,022,445	10,180,839

Loss from operations	(98,128)	(1,158,560)	(5,168,214)

Other income (expense)
Interest income	378	2,047	31,780
Interest expense	(248,754)	(385,948)	(418,381)
Currency transaction gain (loss)	55,693	(1,717)	—
Settlement expense and related legal costs	—	(5,178,174)	—
Gain (loss) on disposal of property and equipment	(61)	38,759	—
Other income (expense)	(1,593)	—	10,170

Total other income (expense)	(194,337)	(5,525,033)	(376,431)

Loss before provision for (benefit from) income taxes	(292,465)	(6,683,593)	(5,544,645)
Provision for (benefit from) income taxes	(27,148)	1,663,638	3,000

Net loss	$(265,317)	$(8,347,231)	$(5,547,645)

Basic and diluted loss per share	$(0.06)	$(1.84)	$(1.23)

Basic and diluted weighted-average shares outstanding	4,529,672	4,528,894	4,528,341

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31,

	Preferred Stock								Additional Paid-In Capital	Deferred Compen- sation	Treasury Stock	Accumulated Deficit	Total
	Class A			Class B			Class A
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Common Stock
							Shares	Amount
Balance, December 31, 2000	875,000	$875	$6,999,125	250,000	$250	$1,999,750	4,528,006	$4,528	$31,556,735	$(3,100)	$—	$(8,898,592)	$31,659,571
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	624	—	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	3,100	—	—	3,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,547,645)	(5,547,645)

Balance, December 31, 2001	875,000	875	6,999,125	250,000	$250	1,999,750	4,528,839	4,529	31,557,359	—	—	(14,446,237)	26,115,651
Purchase of treasury stock	—	—	—				—	—	—	—	(42,330)	—	(42,330)
Redemption of Series A – redeemable convertible preferred stock	(875,000)	(875)	(6,999,125)	—	—	—	—	—	—	—	—	6,222,222	(777,778)
Redemption of Series B – redeemable convertible preferred stock	—	—	—	(250,000)	(250)	(1,999,750)	—	—	—	—	—	1,777,778	(222,222)
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	629	—	—	—	630
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,347,231)	(8,347,231)

Balance, December 31, 2002	—	—	—	—	—	—	4,529,672	$4,530	$31,557,988	$—	$(42,330)	$(14,793,468)	$16,726,720

Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(83,684)	—	(83,684)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(265,320)	(265,319)

Balance, December 31, 2003	—	—	—	—	—	—	4,529,672	$4,530	$31,557,988	$—	$(126,014)	$(15,058,787)	$16,377,717

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002	2001
Cash flows from operating activities
Net loss	$(265,317)	$(8,347,231)	$(5,547,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	689,341	307,505	302,775
(Gain) loss on disposal of property and equipment	61	(38,759)	—
Amortization of trademarks	578,736	916,332	1,929,124
Amortization of deferred compensation	—	—	3,100
Allowance for doubtful accounts	1,478,089	1,300,000	850,937
Reserves for customer returns and allowances	87,475	(1,839,781)	373,592
Reserves for obsolete inventory	125,000	2,070,200	410,000
Impairment of deferred income taxes	—	1,755,311	—
(Increase) decrease in
Accounts receivable	(862,783)	7,489,342	(10,585,686)
Accounts receivable—related parties	—	—	84,710
Inventory	(916,430)	1,026,227	7,373,008
Prepaid expenses and other current assets	(378,304)	2,263,469	(2,107,901)
Other assets	(27,032)	14,288	—
Increase (decrease) in
Accounts payable and accrued expenses	(1,712,369)	(4,690,892)	6,442,547
Accounts payable—related parties	7,762,841	(2,965,802)	(1,065,041)
Settlement payable	(3,000,000)	4,000,000	—

Net cash provided by (used in) operating activities	3,559,308	3,260,209	(1,536,480)

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002	2001
Cash flows from investing activities
Proceeds from disposal of property and equipment	$500	$74,000	$—
Restricted cash	(100,000)	—	—
Purchase of property and equipment	(170,776)	(135,597)	(141,219)

Net cash used in investing activities	(270,276)	(61,597)	(141,219)

Cash flows from financing activities
Net borrowings (payments) on line of credit	(4,434,122)	750,586	2,625,272
Payments on capital lease obligations	—	(10,978)	(27,121)
Purchase of treasury stock	(83,684)	(42,330)	—
Payments on redemption of redeemable convertible preferred stock	—	(1,000,000)	—
Proceeds from exercise of warrants	—	630	625

Net cash provided by (used in) financing activities	(4,517,806)	(302,092)	2,598,776

Net increase (decrease) in cash and cash equivalents	(1,128,774)	2,896,520	921,077

Cash and cash equivalents, beginning of year	7,320,143	4,423,623	3,502,546

Cash and cash equivalents, end of year	$6,091,369	$7,320,143	$4,423,623

Supplemental disclosures of cash flow information

Interest paid	$229,379	$363,171	$396,868

Income taxes paid (refunded)	$(3,083)	$(91,055)	$3,000

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

Supplemental schedule of non-cash investing and financing activities

The Company did not have any non-cash transactions during the year ended December 31, 2003.

During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

•	Paid $1,000,000 to redeem 875,000 shares of Series A redeemable convertible preferred stock and 250,000 shares of Series B redeemable convertible preferred stock, valued at $7,000,000 and $2,000,000, respectively. The gain on redemption of $8,000,000 was netted against accumulated deficit in the consolidated balance sheet.

The Company did not have any non-cash transactions during the year ended December 31, 2001.

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (“I/OMagic”), a Nevada corporation, and its subsidiaries (collectively, the “Company”) develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retail customers.

Acquisitions

Hi-Val, Inc.

On March 29, 2000, one of I/O Magic’s subsidiaries, IOM Holdings, Inc. (“IOMH”), acquired certain assets of Hi-Val, Inc. (“Hi-Val”) from Development Specialists, Inc., the assignee of Hi-Val’s assets pursuant to a general assignment executed by Hi-Val pursuant to Section 493.010 of the California Code of Civil Procedure. The stated purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest. The purchase price was paid by IOMH as follows: (i) $6,878,335 in cash, (ii) $7,000,000 in the form of a promissory note at 0% interest (imputed to $6,522,819 based on 9.5% interest), and (iii) $2,000,000 in the form of a promissory note at prime (9.5% as of December 31, 2000). In connection with the transaction, IOMH paid $712,681 to its lender, Finova Capital Corporation. IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as the trademarks, which were being amortized on a straight-line basis over five years. During the year ended December 31, 2001, the term was changed to 10 years. The acquisition was accounted for by the purchase method.

For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

Accounts receivable	$2,987,637
Inventory	1,890,818
Due from related party	563,689
Property and equipment	1,173,654
Liabilities assumed	(860,323)
Trademark	9,645,679

Total	$15,401,154

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

Acquisitions (Continued)

IOM Holdings, Inc.

On December 31, 2000, I/OMagic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 1,600,000 restricted shares of common stock. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of I/OMagic and its subsidiaries, IOM Holdings and I/O Magic Corporation, a California corporation. All material intercompany accounts and transactions have been eliminated.

Stock Split

On December 6, 2002, the Company amended its Articles of Incorporation to effect a 1-for-15 reverse stock split as of December 20, 2002. All share and per share data have been retroactively restated to reflect this reverse stock split.

Revenue Recognition

For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when our customers sell our products to the consumers.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE	2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (continued)

For the years ended December 31, 2003, 2002, and 2001, comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Foreign Currency

Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables, are included in the consolidated statement of operations.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Cash which is used to back a Letter of Credit with a customer is considered restricted.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE	2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trademarks

The trademarks acquired in April 2000 were originally being amortized over a 5-year period. A valuation by an independent third party in early 2002 established that the trademarks had an additional 10-year life. Therefore, effective with the second quarter 2002, the Company extended the amortization period by ten years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable. When factors indicate that the value of the trademarks may be impaired, the Company estimates the remaining value and reduces the trademarks to that amount.

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2003, 2002, and 2001.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, line of credit, accounts payable and accrued expenses, accounts payable—related parties, reserve for customer returns and allowances, and settlement payable, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising costs were $160,000, $3,500, and $120,577, respectively.

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

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computations of diluted net loss per share for the years ended December 31, 2003, 2002, and 2001 because the effect would have been anti-dilutive:

	2003	2002	2001
Stock options outstanding	126,167	146,167	166,500
Warrants outstanding	40,008	—	8,000
Redeemable convertible preferred Stock	—	—	240,000

Total	166,175	146,167	414,500

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Price Protection Reserve

The Company has agreements with certain customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new lower price on units in the customers’ inventories or in transit to the customers on the date of the price decrease. When a specific price decrease is agreed upon with a customer, the Company reduces sales by the estimated amount to be deducted by the customer on a future payment with a corresponding increase in reserves for price protection.

Rebate Promotions Accruals

The Company periodically offers rebate promotions to customers which are provided to their end-user customers. During the period of the rebate promotion, the Company reduces sales by the estimated amount of the rebate promotion with a corresponding accrual for the estimated liability. Estimates for rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the rebate promotion, the estimated sales during the promotion, and the anticipated redemption rate of the program based on historical experience.

MDF/COOP Marketing Promotions Accruals

The Company has agreements with certain customers in which the customer is allowed to use a set percentage of its purchases of our products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of our products. Each period the Company reduces sales by the estimated amounts to be deducted by the customers on future payments with a corresponding increase in the accrual for the estimated liability.

Product Returns

Our policy is to allow return of product from our retail customers upon proper request by them and authorization by us. We have no time limit on product returns from our retail customers; however, our customers generally have terms with their end-user customers which range from fourteen to thirty days from date of purchase. This time period will generally flow through to us. We also include estimated time of product on the shelf and time to return product to us. Actual returns are recorded as reductions to gross sales for the period in which they are received. In addition, we maintain an allowance for sales returns for estimated future returns for products currently or previously sold for which we estimate we have not yet received. We use historical data and estimates based on observations to determine the allowance for each period. For the years ended December 31, 2003, 2002, and 2001, the Company had reserves for sales returns totaling $475,026, $367,626, and $861,831, respectively.

Inventory Obsolescence Allowance

The Company writes down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. These write-downs result in a charge to cost of sales.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. Since our current customers are national retailers with a good payment history with us, our allowance for doubtful accounts is minimal.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to the Company. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. This statement is not applicable to the Company.

Reclassifications

Certain amounts included in the prior years’ financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net loss.

NOTE 3 - RISKS AND UNCERTAINTIES

Technological Obsolescence

The data storage and digital entertainment industries are characterized by rapid technological advancement and change. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheets.

Reliance on Independent and Related Party Manufacturers/Subcontractors

The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent and related party manufacturers/subcontractors may manufacture and supply products for the Company’s existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company’s “agreement” with the manufacturer. Therefore, any of these companies could terminate their relationships with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 3 - RISKS AND UNCERTAINTIES (Continued)

Reliance on Retail Distributors

The Company’s success will depend to a significant extent upon the ability to develop and maintain a multi-channel distribution system with retail distributors to sell the Company’s products in the marketplace. There cannot be any assurance that the Company will be successful in obtaining and retaining the retail distributors it requires to continue to grow and expand its marketing and sales efforts.

NOTE 4 - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2003 and 2002, balances totaling $6,375,233 and $7,453,045, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Customers

During the year ended December 31, 2003, the Company had net sales to two major customers that represented 28% and 13% of net sales. As of December 31, 2003, accounts receivable from these two customers were 13% and 4% of accounts receivable, respectively.

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

Suppliers

During the year ended December 31, 2003, the Company purchased inventory from two related party vendors that represented 45% and 26% of purchases. In addition, the Company purchased inventory from a third vendor that represented 13% of purchases. As of December 31, 2003, there were two suppliers that represented 69% and 17% of accounts payable – related parties.

During the year ended December 31, 2002, the Company purchased inventory from two related party vendors that represented 47% and 18% of purchases. As of December 31, 2002, there were two suppliers that represented 60% and 12% of accounts payable and accounts payable—related parties.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 4 - CONCENTRATIONS OF RISK (Continued)

During the year ended December 31, 2001, the Company purchased inventory from two related party vendors that represented 26% and 14% of purchases. As of December 31, 2001, there were two suppliers that represented 51% and 42% of accounts payable and accounts payable—related parties.

NOTE 5 - INVENTORY

Inventory as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Component parts	$3,658,140	$3,098,085
Finished goods—warehouse	2,317,765	2,223,579
Finished goods—consigned	4,235,832	3,965,428
Reserves for inventory	(505,029)	(1,046,812)

Total	$9,706,708	$8,240,280

Consigned inventory is located at the stores and distribution centers of certain customers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the customers.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Computer equipment and software	$1,041,979	$988,666
Warehouse equipment	55,238	58,570
Office furniture and equipment	264,629	241,557
Vehicles	91,304	91,304
Leasehold improvements	88,020	631,129

	1,541,170	2,011,226
Less accumulated depreciation and amortization	1,001,227	952,159

Total	$539,943	$1,059,067

For the years ended December 31, 2003, 2002, and 2001, depreciation and amortization expense was $689,341, $307,505, and $302,775, respectively.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 7 - TRADEMARKS

Trademarks as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Trademarks	$9,645,679	$9,645,679

Less accumulated amortization	4,871,044	4,292,308

Total	$4,774,635	$5,353,371

For the years ended December 31, 2003, 2002, and 2001, amortization expense was $578,736, $916,332, and $1,929,124, respectively. Amortization expense for the trademarks will be $578,736 for each of the next five years.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Accounts payable	$2,525,508	$1,709,736
Accrued rebates and marketing	2,369,544	4,041,126
Accrued compensation and related benefits	192,002	301,851
Other	485,824	1,232,533

Total	$5,572,878	$7,285,246

NOTE 9 - LINE OF CREDIT

On January 1, 2002, the Company obtained a $9.0 million asset-based line of credit (with a sub-limit of $8.0 million) with ChinaTrust Bank (USA) that was to expire December 15, 2003. The credit facility contained a number of restrictive financial covenants. On each of December 31, 2002, March 31, 2003, and June 30, 2003, the Company was not in compliance with certain of those financial covenants. However, the Company subsequently obtained waivers of these violations from the lender. The waiver relating to the December 31, 2002 covenant violation also modified the original expiration date of December 15, 2003 to October 15, 2003. Consequently, the Company replaced this line of credit with a line of credit from United National Bank.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 9 - LINE OF CREDIT (Continued)

On August 15, 2003, the Company entered into an agreement for an asset based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company’s assets. Advances on the line bear interest at the floating commercial loan rate of Wells Fargo Bank plus 0.75%. As of December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of December 31, 2003 was $5,938,705. The amount available to the Company for borrowing as of September 30, 2003 was $61,295.

NOTE 10 - CREDIT FACILITIES FROM RELATED PARTY

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit through a related party for purchases up to $2,000,000. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2002 and December 31, 2003, there were $0 and $0, respectively, in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

Pursuant to an oral agreement, the Company also has available an additional trade line of credit through a related party that provides a trade credit facility of up to $3,000,000 carrying net 60 day terms, as defined. As of December 31, 2002 and December 31, 2003, there were $0 and $0, respectively, in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice by the supplier. The third party will charge the Company a 5% handling charge on the supplier’s unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000 a month. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 10 - CREDIT FACILITIES FROM RELATED PARTY (Continued)

As security for the trade facility, the Company paid the related party a security deposit of $1,500,000, of which $750,000 may be applied against outstanding accounts payables to the related party after six months. As of December 31, 2003, $750,000 has been applied against outstanding accounts payables to the related party. The remaining $750,000 deposit has been offset against Accounts Payables—Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days’ written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. As of December 31, 2003, there were $2,047,173 in trade payables net of the deposit still outstanding ($750,000) under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10,000,000 with payment terms of net 60 days, non-interest bearing. As of December 31, 2003, there were $8,322,946 in trade payables outstanding under this arrangement. As of December 31, 2002, there were $2,607,278 in trade payables outstanding under a prior arrangement with this related party.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through August 2006.

The Company previously leased its facilities from a related party that was, through March 2003, under the control of an officer of the Company. In March 2003, in connection with the settlement of the Vakili lawsuit (see Litigation), an officer of the Company relinquished control, to the Vakilis, of the entity that owned the warehouse and office space that was being leased by the Company. Under the terms of the settlement agreement, the lease dated April 1, 2000, as amended on June 1, 2000 and which originally expired in March 2010, was terminated and replaced with a new lease. The new lease required monthly payments of $28,687 and expired on September 30, 2003. The Company moved to its current facilities in September 2003.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2003 were as follows:

Year Ending December 31,
2004	$359,667
2005	350,631
2006	215,060

Total	$925,358

Service Agreements

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company’s common stock. During the years ended December 31, 2003, 2002, and 2001, the Company incurred expenses of $333,982, $349,056, and $383,395, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

Employment Contract

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company’s quarterly net income. For the years ended December 31, 2003, 2002, and 2001, bonuses totaling $28,259, $89,067 and $0, respectively, were paid under the terms of this agreement. As of December 31, 2003 and 2002, the accrued bonuses were $0 and $0, respectively.

The Company and the officer are presently in the process of negotiating a revised employment agreement.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2003, 2002, and 2001, the Company incurred $2,893,200, $3,388,570, and $2,890,502, respectively, related to its retail agreements with its customers. These amounts are netted against revenue in the accompanying statements of operations.

Litigation

Effective on or about March 28, 2003, the Company, among others, entered into a Settlement Agreement and Release with Mark Vakili, Mitra Vakili, Hi-Val, and others, in connection with a complaint filed in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894). Under the terms of that agreement, (i) the Company paid the plaintiffs an aggregate of $3,000,000 on March 31, 2003, (ii) the Company agreed to pay to the plaintiffs an aggregate $1,000,000 on March 15, 2004, (iii) Mr. Shahbaz and Mr. Su, each a director of the Company, relinquished any claims held by either of them to any interest in Alex Properties, (iv) the Company entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which the Company had already physically occupied, and (v) Mr. Shahbaz and Mr. Su transferred, to parties designated by Mark Vakili and Mitra Vakili, an aggregate of 13,333 post-split shares of the Company’s common stock from the aggregate 66,667 post-split shares of the Company’s common stock being returned by Mark Vakili and Mitra Vakili to Mr. Shahbaz and Mr. Su. Mr. Shahbaz and Mr. Su had previously transferred the 66,667 post-split shares to Mark Vakili and Mitra Vakili. On September 30, 2003, pursuant to the terms of the lease agreement, the Company vacated the real property in Santa Ana.

Thereafter, Mark Vakili, Mitra Vakili and Alex Properties alleged claims that the Company had improperly caused damage to the Santa Ana facility (the “New Lease Claims”). The Company denied, and continues to deny all of the New Lease Claims, and denied, and continues to deny that any such New Lease Claims have any merit. In early February 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of the New Lease Claims in the event the Company paid the above-mentioned $1,000,000 by February 17, 2004 (rather than March 15, 2004). The Company paid the $1,000,000 on February 17, 2004, thereby effectuating the release of all of the New Lease Claims on such date, and directly causing the filing of a dismissal of the Vakili action with the court on March 8, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and IOM Holdings against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendant’s representation of the Company and its subsidiaries. A claim of $15 million in damages has been alleged against the defendants. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company’s First Amended Complaint denying its allegations. Defendants Horwitz and Cron have also filed a Cross-Complaint against the Company for attorneys’ fees in the amount of $78,971.15 that they claim are owed to them for their work done in the matter in which the Company is suing them in. The Company has denied their allegations in the Cross-Complaint based on the fact that Defendants are not entitled to such fees. As of the date of this report, discovery on all parties has commenced and responses are now being prepared. The outcome of this action is presently uncertain.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company’s financial position or results of operations.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

On October 25, 2002, the Company redeemed all of the issued Series A and Series B redeemable convertible preferred stock totaling 875,000 and 250,000 shares, respectively, for a payment of $1,000,000. The gain on redemption of $8,000,000 was netted against accumulated deficit in the accompanying consolidated balance sheet.

NOTE 13 - COMMON STOCK

Amendment to Articles of Incorporation

On January 12, 2001, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 50,000,000 to 100,000,000. On December 6, 2002, the Company amended its Articles of Incorporation to effect a 1-for-15 reverse stock split as of December 20, 2002.

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2002, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of A Warrants for cash of $630 or at a per share price of $0.75.

During the year ended December 31, 2001, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of A Warrants for cash of $625, or at a per share price of $0.75.

Treasury Stock

On February 12, 2002, the Company announced the approval by the Board of Directors of the Company to redeem its own stock in open market transactions of up to $500,000. During the year ended December 31, 2003, the Company purchased 9,267 shares of common stock for $83,684 on the open market. It is the Company’s intention to cancel these shares.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Warrants (Continued)

Interest expense ascribed to the warrants was deemed to be insignificant and recording such was not deemed appropriate by management as the value of the Company was nominal prior to the effective date of the Acquisition Agreement, the consummation of which was not assured. During the years ended December 31, 2001 and 2000, A Warrants of 833 and 833, respectively, were exercised. Through December 31, 2001, A Warrants aggregating 53,534 have been exercised. As of December 31, 2001, the remaining 133 outstanding A warrants expired. Through December 31, 2001, B warrants aggregating 1,667 have been exercised. As of December 31, 2001, the remaining 52,000 outstanding B warrants expired.

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

During the years ended December 31, 2001 and 2000, the Company issued warrants to purchase 8,000 and 2,667 shares, respectively, of restricted common stock to the Company’s prior law firm and a consultant, respectively. The warrants were exercisable at prices ranging from $4.50 to $30 (fair market value or higher) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services as invoiced services were paid in cash. Accordingly, the Company did not record legal or consulting expense. During the years ended December 31, 2001 and 2000, 0 and 2,667 warrants, respectively, were exercised. As of December 31, 2003, none of the remaining warrants were exercised, and such warrants expired.

During the year ended December 31, 2000, the Company issued warrants to purchase 10,000 shares of common stock to a public relations firm. The warrants were exercisable at prices ranging from $30 to $60 (fair market value or higher). 4,000 of the shares to be issued were restricted. The warrants expired between six and 12 months from the date of grant. During the years ended December 31, 2001 and 2000, 4,000, and 6,000 warrants, respectively, expired.

During the year ended December 31, 2003, the Company issued warrants to purchase 20,004 shares of common stock to an investor relations firm. The warrants are exercisable at $7.19 per share and vest over six months from grant date. These warrants expire in March 2004. The value of the warrants was not material.

During the year ended December 31, 2003, the Company issued warrants to purchase 20,004 shares of common stock to a financial advisory firm. The warrants are exercisable at $9.78 per share and vest over six months from grant date. These warrants expire in July 2004. The value of the warrants was not material.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Option Plans

The Company has the following six stock option plans:

•	1997 Incentive and Non-Statutory Stock Option Plan (the “1997 Plan”)

•	1998 Incentive and Non-Statutory Stock Option Plan (the “1998 Plan”)

•	1999 Incentive and Non-Statutory Stock Option Plan (the “1999 Plan”)

•	2000 Incentive and Non-Statutory Stock Option Plan (the “2000 Plan”)

•	2002 Stock Option Plan (the “2002 Plan”)

•	2003 Stock Option Plan (the “2003 Plan”)

The total number of shares of the Company’s common stock authorized for issuance under the 1997 Plan, 1998 Plan, 1999 Plan, 2000 Plan, 2002 Plan (collectively, the “Prior Plans”) and the 2003 Plan are 66,667, 93,465, 100,000, 66,667, 133,333, and 400,000, respectively.

Under the Prior Plans and the 2003 Plan (collectively, the “Company Plans”) options granted may be either “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, or “nonqualified options.” Incentive options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under any of the Company Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Company Plans, exceeds $100,000. Nonqualified options granted under the Prior Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the 2003 Plan must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

Under the Prior Plans, options become exercisable over a period of three to five years from the date of grant, and none of the options granted may be exercisable prior to one year from the date of grant unless approved by the Board of Directors. Under the 2003 Plan, options may be exercised during a period of time fixed by the committee administering the 2003 Plan (which could include the entire Board of Directors). Options granted under the Company Plans must vest at a rate not less than 20% per year over a consecutive five-year period. No option granted under any of the Company Plans may be exercised more than 10 years after the date of grant. Under the 1997 Plan, 1998 Plan, 2002 Plan and 2003 Plan, incentive stock options granted to an optionee who owns more than 10% of the voting securities of the Company may not be exercised more than five years after the date of grant.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Option Plans (Continued)

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

As of December 31, 2003, 2002, and 2001, the balance of deferred compensation totaled $0, $0, and $0, respectively.

The following summarizes options and warrants granted and outstanding through December 31, 2003:

	Weighted- Number of Shares		Total	Average Exercise Price
	Employee	Non- Employee
Outstanding, December 31, 2000	149,833	29,167	179,000	$30.55
Exercised	—	(833)	(833)	$0.75
Expired, cancelled	(7,667)	(4,000)	(11,667)	$45.96

Outstanding, December 31, 2001	142,166	24,334	166,500	$29.62
Expired, cancelled	(20,333)	—	(20,333)	$27.59

Outstanding, December 31, 2002	121,833	24,334	146,167	$29.90
Granted	—	40,008	40,008	$8.49
Expired, cancelled	(20,000)	—	(20,000)	$16.95

Outstanding, December 31, 2003	101,833	64,342	166,175	$26.30

Exercisable, December 31, 2003	80,491	58,866	139,357	$24.96

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

The following table is a summary of the stock options and warrants as of December 31, 2003:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$ 7.00 - 29.99	40,008	40,008	4.41 years	$8.49	$8.49
$30.00 - 44.99	116,500	91,487	1.37 years	$30.40	$30.40
$45.00 - 52.50	9,667	7,862	1.37 years	$45.39	$45.39

	166,175	139,357

Stock Option Plans (Continued)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the years ended December 31, 2003, 2002 and 2001, options were not granted.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2003, 2002, and 2001 is as follows:

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

	2003	2002	2001
Net loss
As reported	$(265,317)	$(8,347,231)	$(5,547,645)

Add stock based compensation expense included in net loss, net of tax	—	—	—
Deduct total stock based employee compensation expense determined under fair value method for all awards, net of tax	(309,252)	(309,636)	(241,672)

Pro forma	$(574,569)	$(8,656,867)	$(5,789,317)

Earnings per common share
Basic - as reported	$(0.06)	$(1.84)	$(1.23)
Basic - pro forma	$(0.13)	$(1.91)	$(1.28)
Diluted - as reported	$(0.06)	$(1.84)	$(1.23)
Diluted - pro forma	$(0.13)	$(1.91)	$(1.28)

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 15 - INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Current	$(27,148)	$(57,362)	$3,000
Deferred	—	1,721,000	—

Total	$(27,148)	$1,663,638	$3,000

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	2003	2002	2001
Computed “expected” tax benefit	$(144,000)	$(2,272,000)	$(1,885,000)
Income in income taxes resulting from Expenses not deductible for tax purposes	8,100	12,000	18,000
Change in beginning of the year balance of the valuation allowance for deferred tax assets allocated to income tax expense	40,200	4,261,000	2,090,000
State and local income taxes, net of tax benefit	98,100	(277,000)	(220,000)
Other	(29,548)	(60,362)	—

Total	$(27,148)	$1,663,638	$3,000

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Deferred tax assets
Net operating loss carryforward	$7,420,800	$5,271,000
Allowance for doubtful accounts	8,800	134,000
Allowances for sales returns	216,300	157,000
Allowances for price protection	162,100	171,000
Accrued compensation	66,900	86,000
Amortization of trademarks	1,053,700	1,081,000
Settlement payable and related accrued legal expenses	428,400	1,971,000
Inventory	371,000	576,000
Other	7,300	10,000
Valuation allowance	(9,269,600)	(8,947,000)

Total deferred tax assets	465,700	510,000

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 15 - INCOME TAXES (Continued)

	2003	2002
Deferred tax liabilities
State tax	$465,700	$495,000
Other	—	15,000

Total deferred tax liabilities	465,700	510,000

	—	—
Less current portion	—	—

Long-term portion	$—	$—

As of December 31, 2003 and 2002, the valuation allowance for deferred tax assets, totaled approximately $9,269,600 and $8,947,000, respectively. For the years ended December 31, 2003, 2002, and 2001, the net change in the valuation allowance was $322,600 (increase), $4,238,000 (increase), and $2,129,000 (increase), respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,202,000 and $10,092,000, respectively, that expire through 2023 and 2013, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2002, and 2001, the Company made purchases from related parties totaling $32,754,145, $12,705,232, and $22,031,190, respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company. During the years ended December 31, 2003, 2002, and 2001, the Company made rental payments totaling $86,018, $344,070, and $344,070, respectively, to this related party.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE	17 – SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

	(In thousands, except per share data)
Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$17,064	$12,793	$13,505	$18,861	$62,223
Gross profit	2,436	1,910	2,062	2,731	9,139
Operating expenses	2,150	3,162	1,826	2,099	9,237
Operating income (loss)	286	(1,252)	236	632	(98)
Other income (expense)	(80)	(26)	(44)	(44)	(194)
Pre-tax income (loss)	206	(1,278)	192	588	(292)
Income tax provision (benefit)	(3)	1	(2)	(23)	(27)
Net income (loss)	209	(1,279)	194	611	(265)
Net income (loss) per common share diluted	$0.05	$(0.28)	$0.04	$0.13	$(0.06)

	(In thousand, except per share data)
Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$26,720	$14,086	$20,393	$22,331	$83,530
Gross profit	4,045	849	1,555	2,415	8,864
Operating expenses	2,955	2,633	2,338	2,097	10,023
Operating income (loss)	1,090	(1,784)	(783)	318	(1,159)
Other income (expense)	(75)	(181)	(259)	(5,010)	(5,525)
Pre-tax income (loss)	1,015	(1,965)	(1,042)	(4,692)	(6,684)
Income tax provision (benefit)	—	500	499	664	1,663
Net income (loss)	1,015	(2,465)	(1,541)	(5,356)	(8,347)
Net income (loss) per common share diluted	$0.21	$(0.54)	$(0.34)	$(1.18)	$(1.84)

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 18 - SUBSEQUENT EVENTS

Consulting Agreement

On March 9, 2004, the Company entered into a consulting agreement for public investor relations services. The agreement is on a month-to-month basis at $2,500 per month. In addition, the consultant will be issued warrants to purchase 20,000 shares of common stock, consisting of 10,000 warrants with an exercise price of $4.00 and 10,000 warrants with an exercise price of $6.00. The warrants vest immediately and expire eighteen months from issuance.

Litigation

On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware (Civil Action No. 04-135 (GMS)) against, among others, the Company, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff’s patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants’ alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff’s costs as well as reasonable attorney’s fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff’s patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff’s patents. The Company is presently evaluating the merits of this complaint and, as of the date of this report, has not yet responded to the allegations in the complaint. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations.

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

I/OMagic Corporation and subsidiaries

Irvine, California

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 4, 2004, except for

the first paragraph of

Note 18, as to which the date

is March 9, 2004, the second

paragraph of Note 18 as to

which the date is March 15,

2004 and for the first and

second paragraphs of

Note 10, as to which the

date is March 31, 2004

I/OMAGIC CORPORATION

AND SUBSIDIARIES

December 31, 2003

	Balance, Beginning of Year	Additions Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts

December 31, 2003	$2,135,660	$1,478,089	$(3,593,196)	$20,554

December 31, 2002	$2,679,118	$1,300,000	$(1,843,458)	$2,135,660

December 31, 2001	$2,106,518	$850,937	$(278,337)	$2,679,118

Reserves for obsolete inventory

December 31, 2003	$1,046,812	$125,000	$(666,783)	$505,029

December 31, 2002	$558,703	$2,070,200	$(1,582,091)	$1,046,812

December 31, 2001	$1,834,427	$410,000	$(1,685,724)	$558,703

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002*

3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (3)

10.1	I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.2	I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.3	I/OMagic Corporation 1999 Incentive and Nonstatutory Stock Option Plan (#)*

10.4	BTC Acquisition Agreement dated February 3, 1999 between I/OMagic Corporation and Behavior Technology Company (1)

10.5	I/OMagic Corporation 2000 Incentive and Nonstatutory Stock Option Plan (#) (2)

10.6	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (4)

10.7	Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.8	Rider to Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.9	Change in Terms Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.10	I/OMagic Corporation 2002 Stock Option Plan (#) (5)

10.11	Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd. (6)

10.12	Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (6)

10.13	I/OMagic Corporation 2003 Stock Option Plan (#) (8)

10.14	Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation (7)

10.15	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (7)

10.16	Business Loan Agreement (Asset Based) dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.17	Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.18	Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.19	Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation*

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004*

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004*

14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP*

24.1	Power of Attorney (included on signature page hereof)*

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(5)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2004.

I/OMAGIC CORPORATION

/s/ TONY SHAHBAZ
Tony Shahbaz Chief Executive Officer, President and Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and directors of I/OMagic Corporation, a Nevada corporation, which is filing this report with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, hereby constitute and appoint Tony Shahbaz his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all further amendments to this report, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TONY SHAHBAZ Tony Shahbaz	Chief Executive Officer, President and Secretary (Principal Executive Officer)	April 14, 2004

/s/ STEVE GILLINGS Steve Gillings	Chief Financial Officer (Principal Accounting and Financial Officer)	April 14, 2004

/s/ ANTHONY ANDREWS Anthony Andrews	Director	April 14, 2004

/s/ DANIEL HOU Daniel Hou	Director	April 6, 2004

/s/ DANIEL YAO Daniel Yao	Director	April 6, 2004

/s/ STEEL SU Steel Su	Director	April 6, 2004

/s/ YOUNG-HYUN SHIN Young-Hyun Shin	Director	April 6, 2004

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002

10.3	I/OMagic Corporation 1999 Incentive and Nonstatutory Stock Option Plan

10.19	Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004

14.3	Charter of the Audit Committee of I/OMagic Corporation dated March 15, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP

24.1	Power of Attorney (included on signature page hereof)

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002