Form 10-Q
period 2004-03-31
I/OMAGIC CORP
filed 2004-05-18
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

          For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                        88-029062
 ------------------------------             -------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation  or  Organization)


     4  Marconi,  Irvine,  CA                            92618
     ------------------------                         -----------
(Address  of  Principal  Executive  Offices)          (Zip  Code)

                                 (949) 707-4800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
               ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of May 17, 2004, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets - December 31, 2003
          and March 31, 2004   (unaudited)                                  3

          Consolidated  Statements  of  Income  - For the three and
          months ended March 31, 2003 and 2004 (unaudited)                  5

          Consolidated Statements of Cash Flows - For the three months
          ended March 31, 2003 and 2004 (unaudited)                         6

          Notes  to  Consolidated  Financial  Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       27

Item 4.   Controls  and  Procedures                                        27


PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               28

Item 2.   Changes  in  Securities  and  Use  of  Proceeds                  29

Item 3.   Defaults  Upon  Senior  Securities                               29

Item 4.   Submission of Matters to a Vote of Security Holders              29

Item 5.   Other Information                                                29

Item 6.   Exhibits  and  Reports  on  Form  8-K                            29

SIGNATURES                                                                 29

EXHIBITS  FILED  WITH  THE  REPORT                                         30

                         PART I - FINANCIAL INFORMATION


ITEM  1.           FINANCIAL  STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2003 AND MARCH 31, 2004  (UNAUDITED)



                                     ASSETS
                                                                  DECEMBER 31,    MARCH 31,
                                                                      2003          2004
                                                                  -----------    ------------
                                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $  6,091,369  $ 5,422,934
Accounts receivable, net of allowance for doubtful
      accounts of $20,553 and $25,953 (unaudited). . . . . . . .    18,439,893   12,196,446
Inventory, net of allowance for obsolete inventory of 505,029
      and $479,075 (unaudited) . . . . . . . . . . . . . . . . .     9,706,708    8,286,613
Prepaid expenses and other current assets. . . . . . . . . . . .       407,260      823,151
                                                                  ------------  -----------
     Total current assets. . . . . . . . . . . . . . . . . . . .    34,645,230   26,729,144

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . .       539,943      488,747
TRADEMARK, net of accumulated amortization
      of $4,871,044 and $5,015,728 (unaudited) . . . . . . . . .     4,774,635    4,629,951
RESTRICTED CASH. . . . . . . . . . . . . . . . . . . . . . . . .       100,000      100,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .        52,984       52,984
                                                                  ------------  -----------

     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $ 40,112,792  $32,000,826
                                                                  ============  ===========

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2003 AND MARCH 31, 2004 (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        DECEMBER 31,     MARCH 31,
                                                                            2003           2004
                                                                        -------------  -------------
                                                                                        (unaudited)

CURRENT LIABILITIES
Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,938,705   $  5,931,125
 Accounts payable and accrued expenses . . . . . . . . . . . . . . . .     5,572,878      3,360,178
 Accounts payable - related parties. . . . . . . . . . . . . . . . . .    10,370,119      5,755,654
 Reserves for customer returns and price protection. . . . . . . . . .       853,373        318,905
 Current portion of settlement payable . . . . . . . . . . . . . . . .     1,000,000              -
                                                                        -------------  -------------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . .    23,735,075     15,365,862
                                                                        -------------  -------------
STOCKHOLDERS' EQUITY
Preferred Stock
   10,000,000 shares authorized, $0.001 par value
  Series A, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .             -              -
  Series B, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .             -              -
Common stock, $0.001 par value
  100,000,000 shares authorized
  4,529,672 and 4,529,672 (unaudited) shares issued and outstanding. .         4,530          4,530
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    31,557,988     31,557,988
Treasury stock, 13,493 and 13,493 (unaudited) shares, at cost. . . . .      (126,014)      (126,014)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (15,058,787)   (14,801,540)
                                                                        -------------  -------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .    16,377,717     16,634,964
                                                                        -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .  $ 40,112,792   $ 32,000,826
                                                                        =============  =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)




                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2004                   2003
                                                             ----------------       ---------------
                                                               (unaudited)            (unaudited)

NET SALES. . . . . . . . . . . . . . . . . . . . . . . .     $  15,654,220           $  17,064,203
COST OF SALES. . . . . . . . . . . . . . . . . . . . . .        12,992,415              14,627,397
                                                             -------------           -------------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . .         2,661,805               2,436,806
                                                             -------------           -------------
OPERATING EXPENSES
  Selling, marketing, and advertising. . . . . . . . . .           774,113                 335,917
  General and administrative . . . . . . . . . . . . . .         1,366,359               1,456,839
  Depreciation and amortization. . . . . . . . . . . . .           209,271                 357,298
                                                             -------------           -------------
   Total operating expenses. . . . . . . . . . . . . . .         2,349,743               2,150,054
                                                             -------------           -------------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . .           312,062                 286,752
                                                             -------------           -------------
OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . . . . . . . . . .                 -                     166
  Interest expense . . . . . . . . . . . . . . . . . . .           (43,915)               (103,567)
  Other income (expense) . . . . . . . . . . . . . . . .            (7,811)                 23,263
                                                             -------------           -------------

          Total other income (expense) . . . . . . . . .           (51,726)                (80,138)
                                                             -------------           -------------
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES.           260,336                 206,614

PROVISION FOR (BENEFIT FROM) INCOME TAXES. . . . . . . .             3,088                  (2,654)
                                                             -------------           -------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . .     $     257,248           $     209,268
                                                             =============           =============
BASIC EARNINGS PER SHARE . . . . . . . . . . . . . . . .     $        0.06           $        0.05
                                                             =============           =============
DILUTED EARNINGS PER SHARE . . . . . . . . . . . . . . .     $        0.06           $        0.05
                                                             =============           =============
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING. . . . . . . .         4,529,672               4,529,672
                                                             -------------           -------------
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING. . . . . . .         4,594,047               4,529,672
                                                             =============           =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2004                   2003
                                                             ----------------       ---------------
                                                               (unaudited)            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $     257,248           $     209,268
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization . . . . . . . . . . . .         64,587                 212,614
      Amortization of trademarks. . . . . . . . . . . . . .        144,684                 144,684
      Allowance for doubtful accounts . . . . . . . . . . .          5,400                     611
      Reserve for customer returns and allowances . . . . .       (534,468)               (289,848)
      Reserve for obsolete inventory. . . . . . . . . . . .        (25,954)                      -
      (Increase) decrease in
         Accounts receivable . . . . . . . . . . . . . . . .     6,238,047               2,323,425
         Inventory . . . . . . . . . . . . . . . . . . . . .     1,446,050              (2,781,088)
         Inventory in transit. . . . . . . . . . . . . . . .             -                 675,000
         Prepaid expenses and other current assets . . . . .      (415,892)               (137,119)
      Increase (decrease) in
         Accounts payable and accrued expenses . . . . . . .    (2,212,701)             (1,054,765)
         Accounts payable - related parties. . . . . . . . .    (4,614,465)              4,685,683
         Settlement payable. . . . . . . . . . . . . . . . .    (1,000,000)             (3,000,000)
                                                             -------------           -------------

  Net cash provided by (used in) operating activities .           (647,464)                988,465
                                                             -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . .               (13,391)                (25,217)
                                                             -------------           -------------

   Net cash used in investing activities. . . . . . .              (13,391)                (25,217)
                                                             -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on line of credit . . . . .            (7,580)             (2,595,000)
   Purchase of treasury shares . . . . . . . . . . . . .                 -                 (83,684)
                                                             -------------           -------------
Net cash used in financing activities . . . . . . . .              ( 7,580)             (2,678,684)
                                                             -------------           -------------

Net increase (decrease) in cash and cash equivalents.             (668,435)             (1,715,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . .            6,091,369               7,320,143
                                                             -------------           -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . .        $   5,422,934           $   5,604,707
                                                             =============           =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  INTEREST PAID. . . . . . . . . . . . . . . . . . . .       $      42,682           $     111,352
                                                             =============           =============
  INCOME TAXES PAID (REFUNDED) . . . . . . . . . . . .       $       3,088           $      (2,654)
                                                             =============           =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiaries (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products for the consumer electronics markets.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of I/OMagic and its subsidiaries. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

USE  OF  ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STOCK  BASED  COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock
Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

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

As of March 31, 2003 (unaudited) and March 31, 2004 (unaudited) the Company had potential common stock as follows:


                                                           2003          2004
                                                        ----------    ----------

 Weighted  average  common  shares
   outstanding  during  the  period                      4,529,672    4,529,672

 Incremental  shares  assumed  to  be  outstanding
   since  the  beginning  of  the  period  related
   to stock options and warrants outstanding (unaudited)         -       64,375

 Fully diluted weighted average common shares and
   potential  common  stock                              4,529,672    4,594,047

The following potential common shares have been excluded from the computation of diluted earnings per share as of March 31, 2003 and March 31, 2004 due to the exercise price being greater than the Company's weighted average stock price for the period.

                                                           2003          2004
                                                        ----------    ----------
Stock  Options                                            146,167      188,167
Warrants                                                        -       20,004
                                                        ----------    ----------
                                                          146,167      208,171
                                                        ----------    ----------

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:

                                                         March 31,  December 31,
                                                           2004         2003
                                                       -----------  ------------
                                                       (unaudited)

Accounts  payable                                      $ 1,017,685 $  2,525,508
Accrued  rebates  and  marketing                         1,850,111    2,369,544
Accrued compensation and related benefits                  217,277      192,002
Other                                                      275,105      485,824
                                                       -----------  -----------

TOTAL                                                  $ 3,360,178 $  5,572,878
                                                       =========== ============

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                                         March 31,  December 31,
                                                           2004         2003
                                                       -----------  ------------
                                                       (unaudited)

Component  parts                                       $ 2,864,477  $ 3,658,140
Finished  goods  -  warehouse                            2,952,994    2,317,765
Finished  goods  -  consigned                            2,948,217    4,235,832
Reserves for obsolete and slow moving inventory           (479,075)    (505,029)
                                                       -----------  -----------
TOTAL                                                  $ 8,286,613  $ 9,706,708
                                                       ===========  ===========
NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in the Wall Street Journal plus 0.75%. As of March 31, 2004, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at March 31, 2004. The outstanding balance with United National Bank as of March 31, 2004 was $5,931,125. The amount available to the Company for borrowing as of March 31, 2004 was $68,875.

NOTE  6  -  CREDIT  FACILITIES  FROM  RELATED  PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10,000,000, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000 a month. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1,500,000, of which $750,000 may be applied against outstanding accounts payables to the related party after six months. As of March 31, 2004, $750,000 has been applied against outstanding accounts payables to the related party. The remaining $750,000 deposit has been offset against Accounts Payables - Related Parties in the accompanying financial statements. The agreement is for 12 months, at the end of which either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. As of March 31, 2004, there were $308,275 in trade payables net of the deposit still outstanding ($750,000) under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party will supply and store at the Company's warehouse up to $10,000,000 of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days' written notice. In addition, this agreement provides for a trade line of credit of up to $10,000,000 with payment terms of net 60 days, non-interest bearing. As of March 31, 2004, there were $5,447,379 in trade payables outstanding under this arrangement.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through August 2006.

Rent expense was $90,870 (unaudited) and $96,290 (unaudited) for the three months ended March 31, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying statements of income.

SERVICE  AGREEMENTS

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the three months ended March 31, 2004 and 2003, the Company incurred expenses of $127,177 (unaudited) and $78,538 (unaudited), respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

EMPLOYMENT  AGREEMENT

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the three months ended March 31, 2004 and 2003, bonuses totaling $0 (unaudited) and $0 (unaudited), respectively, were paid under the terms of this agreement. As of March 31, 2004 and December 31, the accrued bonuses were $0 (unaudited) and $0 (unaudited), respectively.

The Company and the officer are presently in the process of negotiating a revised employment agreement.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the three months ended March 31, 2004 and 2003, the Company incurred $452,416 (unaudited) and $724,827 (unaudited), respectively, related to these agreements. These amounts are netted against sales revenue in the accompanying statements of income.

LITIGATION

Effective on or about March 28, 2003, the Company, among others, entered into a Settlement Agreement and Release with Mark Vakili, Mitra Vakili, Hi-Val, and others, in connection with a complaint filed in the Superior Court of the State of California for the County of Orange (Case No. 01CC09894). Under the terms of that agreement, (i) the Company paid the plaintiffs an aggregate of $3,000,000 on March 31, 2003, (ii) the Company agreed to pay to the plaintiffs an aggregate $1,000,000 on March 15, 2004, (iii) Mr. Shahbaz and Mr. Su, each a director of the Company, relinquished any claims held by either of them to any interest in Alex Properties, (iv) the Company entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which the Company had already physically occupied, and (v) Mr. Shahbaz and Mr. Su transferred, to parties designated by Mark Vakili and Mitra Vakili, an aggregate of 13,333 post-split shares of the Company's common stock from the aggregate 66,667 post-split shares of the Company's common stock being returned by Mark Vakili and Mitra Vakili to Mr. Shahbaz and Mr. Su. Mr. Shahbaz and Mr. Su had previously transferred the 66,667 post-split shares to Mark Vakili and Mitra Vakili. On September 30, 2003, pursuant to the terms of the lease agreement, the Company vacated the real property in Santa Ana.

Thereafter, Mark Vakili, Mitra Vakili and Alex Properties alleged claims that the Company had improperly caused damage to the Santa Ana facility (the "New Lease Claims"). The Company denied, and continues to deny all of the New Lease Claims, and denied, and continues to deny that any such New Lease Claims have any merit. In early February 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of the New Lease Claims in the event the Company paid the above-mentioned $1,000,000 by February 17, 2004 (rather than March 15, 2004). The Company paid the $1,000,000 on February 17, 2004, thereby effectuating the release of all of the New Lease Claims on such date, and directly causing the filing of a dismissal of the Vakili action with the court on March 8, 2004.

On May 30, 2003, an action for breach of contract and legal malpractice, IOM Holdings, Inc. and I/OMagic Corporation v. Lawrence W. Horwitz, Gregory B.Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn, and Senn Palumbo Meulemans, LLP, was filed by the Company and IOM Holdings against its former attorneys and their law firms in the Superior Court of the State of California for the County of Orange (Case no. 03CC07383). The claims alleged arose out of the defendant's representation of the Company and its subsidiaries. A claim of $15 million in damages has been alleged against the defendants. On
November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company's First Amended Complaint denying its allegations. Defendants Horwitz and Cron have also filed a Cross-Complaint against the Company for attorneys' fees in the amount of $78,971.15 that they claim are owed to them for their work done in the matter in which the Company is suing them in. The Company has denied their allegations in the Cross-Complaint based on the fact that Defendants are not entitled to such fees. As of the date of this report, discovery on all parties has commenced and responses are now being prepared. The outcome of this action is presently uncertain.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company made purchases from related parties totaling approximately $7,307,338 (unaudited) and $8,039,904 (unaudited), respectively.

During the three months ended March 31, 2004 and 2003, the Company had trade payables to related parties totaling approximately $5,755,654 (unaudited) and $7,292,961 (unaudited), respectively.

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

     We are a leading provider of data storage products. We also sell digital entertainment products. Our data storage products consist of a range of products that store traditional personal computer, or PC, data as well as music, photos, movies, games and other multi-media. These products are designed principally for general data storage purposes. Our digital entertainment products consist of a range of products that focus on digital music, photos and movies. These products are designed principally for entertainment purposes. We sell our products through computer, consumer electronics and office supply superstores and other retailers who collectively operate retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Our largest retailers include Best Buy, Circuit City, CompUSA, Office Depot, RadioShack, and Staples. We employ a three-brand approach to achieve our goal of product differentiation among various sales channels and price points. Our three brands are I/OMagic, Digital Research Technologies and Hi-Val.

     Prior to 2003, we also emphasized the sale of other PC-related and consumer electronics products including, media, keyboards, mice, cameras, audio and graphic cards and flat panel television monitors. During the latter part of 2002 and the early part of 2003, we made a strategic decision to de-emphasize these additional product offerings in order to focus our management and financial resources on the manufacture and sale of our data storage and digital entertainment products, especially the manufacture and sale of dual-format digital video or digital versatile disc, or DVD, recordable devices that we introduced in July 2003. Because of our planned introduction of these devices in the third quarter of 2003, we reduced our promotional activities, such as rebates and point-of-sale discounts, for our CD-based products. This reduction in promotional activities, combined with our transition out of certain product offerings and other factors discussed below, resulted in an 8.3% decline in net sales for the first quarter of 2004 as compared to the first quarter of 2003. Despite this reduction in net sales for 2004, we increased our net income 22.9% from $209,000 for the first quarter of 2003 to $257,000 for the first quarter of 2004. We believe that this improvement in our operating results is due, in large part, to the following factors:

- Focus on Smaller Number of Product Offerings. Our decision to reduce the number of product offerings in order to focus our attention on our data storage and digital entertainment products has had the benefit of eliminating or reducing product offerings that were not very profitable.

- More Efficient Receipt of Goods From Vendors. We have worked with some of our vendors in the shipment of inventory in which the vendors have agreed to absorb some of the freight costs to us.

- Elimination of Accelerated Leasehold Amortization. In fiscal 2003, we accelerated the amortization on our prior facility due to our decision to relocate later in the year. Our amortization of new leasehold improvements in fiscal 2004 is expected to be under normal life of lease policy.

- More Efficient Management Reporting. We expanded our review and management of operating expenses in order to reduce costs. In doing so, we instituted improved financial controls and procedures to better monitor personnel, legal and accounting costs. We spent more time and effort tracking consigned inventory that resides at our retailers. In doing so, we believe that we can better control overstocking of our products, which in turn allows us to better control price reductions and marketing programs in our efforts to sell inventory. We also spent additional time and effort in managing the shipment of products to our retailers to ensure that deliveries to these retailers were made on time in order to avoid penalties which many retailers assess on late shipments.

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. For the three months ended March 31, 2004 and 2003, our four largest retailers accounted for approximately 39%, 19%, 11% and 10% of our net sales, respectively. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, it could have a material adverse effect on our business and results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     Revenue Recognition

     Currently, the majority of our net sales are non-consignment and are recognized upon shipment to retailers. A growing percentage of our net sales are consignment sales. Consignment sales are recognized when our retailers sell our products to the consumers. All of our sales include limited rights to return unsold inventory. We provide for estimated future returns of inventory based on historical experience. However, if certain returns in excess of our estimates occur, those amounts are accrued at the time we become aware of them, which may not be in the same period in which we book the initial sale. In addition, some retailers have limited price protection rights for inventories of our products held by them. If we reduce the list price of these previously purchased products, these retailers may be entitled to receive credits from us. We accrue for estimated cost for these limited price protection arrangements when the customer is authorized to make the price change. We also offer to both consumers and retailers certain rebate arrangements. We accrue for the estimated cost of these rebate arrangements using actual sell-through data supplied by our retailers and historical redemption percentages. Our net sales are defined as our gross sales less these estimated future returns, limited price protection arrangements, rebate arrangements and marketing development fund/cooperative arrangements.

     Advertising  and  Market  Development  Costs

     Advertising and market development costs are charged to operations or offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. For the three months ended March 31, 2004, our advertising and market development costs were $1.9 million, of which $1.7 million was offset against gross sales. For the three months ended March 31, 2003, our advertising and market development costs were $2.6 million, all of which was offset against gross sales. Consideration generally given by us to a retailer is presumed to be a reduction of selling price, and therefore, a reduction of gross sales. However, if we receive an identifiable benefit that is sufficiently separable from our sales to that retailer, such that we could have paid an independent company to receive that benefit and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our retailers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

     Inventory  Obsolescence  Allowance

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. These write-downs result in a charge to cost of sales. These write-downs relate directly to the amount of slow-moving or obsolete inventory which we have in our warehouse. This inventory usually is the result of returns by retailers at the end of a product's life cycle. We plan to make a concerted effort in 2004 to sell this inventory more quickly than in prior years and thus reduce our write-downs.

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

RESULTS  OF  OPERATIONS

     The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

- The first two data columns in each table show the absolute results for each period presented.

- The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

- The last two columns in each table show the results for each period as a percentage of net sales.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003


                                                                                       RESULTS AS A PERCENTAGE
                                                                                        OF NET SALES FOR THE
                                   THREE MONTHS ENDED       DOLLAR       PERCENTAGE      THREE MONTHS ENDED
                                        MARCH 31,          VARIANCE       VARIANCE            MARCH 31,
                                ------------------------  -----------  --------------   -------------------
                                                           FAVORABLE     FAVORABLE
                                  2004          2003     (UNFAVORABLE) (UNFAVORABLE)        2004    2003
                                ---------    -----------  -----------  --------------      ------  ------
                                            (IN THOUSANDS)
Net sales. . . . . . . . . . .  $   15,654   $   17,064   $    (1,410)      (8.3%)         100.0%  100.0%
Cost of sales. . . . . . . . .      12,992       14,627         1,635       11.2            83.0    85.7
                                ----------   ----------   -----------    --------          ------  ------
Gross profit . . . . . . . . .       2,662        2,437           225        9.2            17.0    14.3
Selling, marketing and
 advertising expenses. . . . .         774          336          (438)    (130.4)            4.9     2.0
General and administrative
  expenses . . . . . . . . . .       1,367        1,457            90        6.2             8.8     8.5
Depreciation and amortization.         209          357           148       41.5             1.3     2.1
                                ----------   ----------   -----------    --------          ------  ------
Operating income . . . . . . .         312          287            25        8.7             2.0     1.7
Net interest expense . . . . .         (44)        (103)           59       57.3            (0.3)   (0.6)
Other income (expense) . . . .          (8)          23           (31)    (134.8)              -     0.1
                                -----------  ----------   -----------    --------          ------  ------
Income from operations
  before provision for
  income taxes . . . . . . . .         260          207            53       25.6             1.7     1.2
Income tax provision (benefit)           3           (2)           (5)    (250.0)              -       -
                                ----------   ----------   -----------    --------          ------  ------
Net income . . . . . . . . . .  $      257   $      209   $        48       23.0%            1.7%    1.2%
                                ==========   ==========   ===========    ========          =======  =====

     Net Sales. The decrease of $1.4 million in net sales from $17.1 million for the three months ended March 31, 2003 to $15.7 million for the three months ended March 31, 2004 is primarily due to our strategic decision to de-emphasize the sale of certain products and to reduce sales of our CD-based products, partially offset by a large increase in the sales of our DVD-based products.
The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as rebates and point-of-sale discounts, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. As a result, we experienced a decline of $7.6 million in the sales of CD-based products from $11.2 million for the first quarter of 2003 as compared to $3.6 million for the same quarterly period in 2004. In addition, sales of our de-emphasized products declined by approximately $4.8 million to $54,000 for the first quarter 2004. Partially offsetting this decrease in first quarter 2004 sales was an increase in sales of DVD-based products of $10.2 million from $1.0 million during the first quarter 2003 to $11.2 million for the first quarter 2004. In addition, a change in the allowance for sales returns resulted in a $900,000 adjustment increase to sales for the first quarter 2004 as compared to a $300,000 adjustment increase to sales for the first quarter 2003, resulting in a $600,000 increase in sales in the first quarter 2004 compared to the first quarter 2003. Also, net sales to OfficeMax declined by $5.8 million, or 100%, during the three months ended March 31, 2004, while we placed OfficeMax on shipment hold due to unresolved business issues. Sales to OfficeMax during the three months ended March 31, 2003 consisted primarily of CD-based products and those products we have de-emphasized. We hope to resolve our business issues with OfficeMax and recommence sales later in 2004, but there can be no assurance that these sales will resume. The decrease in sales to OfficeMax in the first quarter of 2004 have been replaced by an increase in sales to our other customers in the first quarter of 2004.

     Gross Profit. The increase in gross profit of $225,000 from $2.4 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004, is primarily due to a reduction in cost of sales from $14.6 million during the first quarter of 2003 to $13.0 million for the first quarter of 2004. This was primarily due to a reduction in the direct costs of products and related freight from $14.6 million during the first quarter of 2003 to $12.8 million during the first quarter of 2004. The increase as a percentage of net sales was due to no sales during the first quarter of 2004 of certain products, such as media, which had a low margin percentage during the first quarter of 2003 and reduced the blended margin percentage.

  The improvement of our gross profit during the first quarter of 2004 as compared to the first quarter of 2003 was partially offset by an increase in inventory adjustments from $0 during the first quarter of 2003 to $69,000 during the first quarter of 2004 and an increase in our inventory obsolescence charges from $0 during the first quarter of 2003 to $100,000 during the first quarter of 2003. Due to the short life cycle of many of our products, we expect to continue to experience inventory obsolescence charges in the future. However, we can not predict with any certainty the future level of these write-downs.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $438,000 in 2004. This increase was primarily due to an increase in advertising costs and slotting fees of $525,000. These increases were partially offset by lower commissions due to reduced sales volume and reduced payroll and related expenses due to less personnel.

     General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to a reduction in audit expenses of $90,000 and a $79,000 reduction in product design, partially offset by a $62,000 increase in bad debt expenses ($63,000 during the first quarter of 2004 as compared to $1,000 during the first quarter of 2003).

     Depreciation and Amortization Expenses. The decrease in depreciation and amortization expenses is due to accelerated amortization during the first quarter of 2003 on our prior Santa Ana facility which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003 and thus, we accelerated our amortization by $133,000 during the first quarter of 2003.

     Other Income (Expense). Other income (expense) decreased by $28,000 as compared to the first quarter of 2003. During the first quarter of 2004, interest expense decreased by $59,000 to $44,000 due to reduced borrowings under our line of credit. This was offset by a $31,000 increase in expense related to currency transactions in connection with our sales in Canada.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank credit facility and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. As of March 31, 2004, we had working capital of $11.4 million, an accumulated deficit of $14.8 million, $5.4 million in cash and cash equivalents and $12.2 million in net accounts receivable.

     Cash used by our operating activities totaled $647,000 during the first quarter of 2004 as compared to cash provided by our operating activities of $988,000 during the first quarter of 2003. This increase in cash used by operations during the first quarter of 2004 primarily resulted from a $4.6 million decrease in cash from the use of our trade credit facilities with related parties, a $2.2 million decrease in accounts payable and accrued expenses, a $1.0 million decrease in settlements payable, a $534,000 decrease in reserve for customer returns and allowances, and a $416,000 increase in prepaid expenses. These decreases were offset by a $6.2 million decrease in accounts receivable, a $1.4 million decrease in inventory, net income of $257,000, and $145,000 for trademark amortization.

     Cash used in our investing activities totaled $13,000 during the first quarter of 2004 as compared to $25,000 for the first quarter of 2003. Our investing activities in the first quarter of 2004 consisted of leasehold improvements, furniture and computer equipment.

     Cash used in our financing activities totaled $8,000 during the first quarter of 2004 as compared to $2.7 million for the first quarter of 2003. Our financing activities during the first quarter of 2003 consisted of a $2.6 million payment on our line of credit with our prior lender and $83,000 in the repurchase of shares of our common stock.

     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The credit facility with United National Bank provides for a revolving loan of up to $6,000,000 secured by substantially all of our assets and expires September 1, 2004. Advances up to 65% of eligible accounts receivable bear interest at the floating commercial loan rate equal to the prime rate of interest as reported in the Wall Street Journal plus 0.75%. As of March 31, 2004, the interest rate was 4.75%. The business loan agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The business loan agreement also contains a number of restrictive financial covenants. We were in compliance with these covenants at March 31, 2004. As of March 31, 2004, the outstanding balance with United National Bank was $5.9 million and we had available to us $69,000 of additional borrowings. Our credit facility with United National Bank expires on September 1, 2004.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics Co., Ltd. Lung Hwa Electronics is a shareholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10,000,000 of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of March 31, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days' written notice to the other party after the initial 12 months of the agreement. As of March 31, 2004, we owed Lung Hwa Electronics $308,000 in trade payables net of the remaining $750,000 deposit.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of March 31, 2004, we owed BTC USA $5.4 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant shareholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

     Our backlog at March 31, 2004 was $3.6 million as compared to a backlog at March 31, 2003 of $3.2 million. Based on historical trends, we anticipate that our March 31, 2004 backlog may be reduced by approximately 10%, or $360,000, to a net amount of $3.2 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and price protections.

                                  RISK FACTORS
                                  ------------
     An investment in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q, 10-K, and 8-K, you should carefully consider the following risk factors before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We have incurred net losses in each year since the year ended December 31, 1999. As of March 31, 2004, we had an accumulated deficit of approximately $14,800,000. During the years ended December 31, 2003, 2002 and 2001, we incurred net losses in the amounts of approximately $265,000, $8,350,000, and $5,550,000, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. An extended period of net losses would result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that we will be able to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we are not able to achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE CURRENTLY DEPEND ON A SMALL NUMBER OF MAJOR RETAILERS FOR THE VAST MAJORITY OF OUR NET SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS, OR THE FAILURE BY ANY OF THESE RETAILERS TO TIMELY PAY AMOUNTS OWED TO US, COULD ADVERSELY AFFECT OUR NET SALES AND COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

During the three months ended March 31, 2004, net sales to our four largest retailers represented approximately 39%, 19%, 11% and 10%, respectively, of our total net sales. We expect that we will continue to be dependent upon these retailers for a significant majority of our revenues for the foreseeable future.

Our agreements with these retailers do not require them to purchase any specified number of products or dollar amount of sales. Therefore, we cannot assure you that our net sales generated from these retailers, individually or in the aggregate, will reach or exceed historical levels in any future period. A cessation or reduction of business from, or a decrease in prices of products sold to, any of these retailers has significantly reduced our net sales for one or more reporting periods in the past and could, in the future, harm our business and financial condition. We cannot assure you that, if sales to any of these retailers cease or decline, we will be able to replace these sales with sales to either existing or new retailers in a timely manner, or at all. If we could not replace these sales, our business and financial condition would be adversely affected. Further, should one or more of these retailers fail to pay us amounts owed in a timely manner, we could suffer a substantial decline in our profitability, which would have a material adverse affect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO RENEW OR REPLACE OUR BUSINESS LOAN AGREEMENT WITH UNITED NATIONAL BANK PRIOR TO ITS SEPTEMBER 1, 2004 EXPIRATION DATE, OUR ABILITY TO PURCHASE ADDITIONAL INVENTORY AND TO EXPAND OR SUSTAIN OUR CURRENT SALES VOLUME WOULD BE ADVERSELY AFFECTED. IN ADDITION, WE MAY BE UNABLE TO FUND OUR DAY-TO-DAY OPERATIONS.

Our business loan agreement with United National Bank expires on September 1, 2004. This agreement provides that if United National Bank calls the loan because of a default under the terms of the agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be due and payable. If we are unable to renew or replace this agreement, or if United National Bank calls the loan due in advance of its expiration as a result of a default by us, we may lack the funds to acquire sufficient amounts of inventory and our ability to expand or sustain our current sales volume will be adversely affected. In addition, we may be unable to fund our day-to-day operations.

ONE OR MORE OF OUR RETAILERS MAY DIRECTLY IMPORT OR PRIVATE LABEL PRODUCTS THAT ARE IDENTICAL, OR VERY SIMILAR, TO OUR PRODUCTS. THIS COULD CAUSE A DECLINE IN OUR SALES AND COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our major retailers include Best Buy, Circuit City, CompUSA, Office Depot, RadioShack, and Staples. Collectively, these six retailers accounted for 86% of our net sales for the three months ended March 31, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private label, data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Accordingly, one or more of our retailers may stop buying products from us in favor of a direct import or private label program. As a consequence, our sales and profitability would be adversely affected, which could have an adverse impact on our business, financial condition and results of operations.

WE RELY HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, AND THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer and Secretary. For example, Mr. Shahbaz has developed key personal relationships with our suppliers and retail customers, including with our subcontract manufacturers, upon which we greatly rely in connection with our operations and the execution of our business strategies. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business, financial condition and results of operations.

THE HIGH CONCENTRATION OF OUR SALES WITHIN THE DATA STORAGE INDUSTRY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS IF DEMAND FOR THOSE PRODUCTS DECLINES OR IF COMPETITION WITHIN THE INDUSTRY INTENSIFIES.

Sales of our data storage products for the three months ended March 31, 2004 accounted for approximately 99% of our net sales. Except for our digital entertainment products, which accounted for only a small fraction of our net sales in the three months ended March 31, 2004, we have not diversified our product categories, and all of these product categories are within the data storage industry. We expect data storage products to continue to account for the vast majority of our sales for the foreseeable future. As a result, our business, financial condition and results of operations would be significantly and adversely impacted by a downturn in the market for data storage products.

IF WE FAIL TO ACCURATELY FORECAST THE COSTS OF OUR PRODUCT REBATE OR OTHER PROMOTIONAL PROGRAMS, OUR BRAND IMAGE, AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

We rely heavily on product rebates and other promotional programs to maintain and increase sales of our products. If we fail to accurately forecast the costs of these rebate or other promotional programs, we may fail to allocate sufficient resources to these programs. For example, we may fail to keep sufficient funds available for mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with those consumers and our retailers would be harmed, which may adversely affect our business, financial condition and results of operations.

COMPETITION WITHIN THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES IS INTENSE. ALL OF OUR SIGNIFICANT COMPETITORS HAVE GREATER RESOURCES THAN WE DO AND COULD USE THESE RESOURCES TO GAIN MARKET SHARE AND CAUSE US TO LOSE SALES AND MARKET SHARE.

The data storage and digital entertainment industries are extremely competitive. All of our significant competitors have substantially greater production, financial, research and development, and marketing resources than we do. As a result, these companies may be able to compete more aggressively over a longer period of time than we can. In addition, our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in developing or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales.

DATA STORAGE AND DIGITAL ENTERTAINMENT PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE RAPID TECHNOLOGICAL CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, AND OUR BUSINESS, SALES, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

The data storage and digital entertainment industries are extremely competitive and subject to rapid technological changes which cause product obsolescence. Companies within the data storage and digital entertainment industries are continuously developing new products with heightened performance and functionality. This puts pricing pressure on, and constantly threatens the obsolescence of, existing products. Our typical product life cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may end up holding significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we expected. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our business, sales, financial condition and results of operations will be adversely affected.

OUR INDEMNIFICATION OBLIGATIONS TO OUR RETAILERS FOR PRODUCT DEFECTS COULD REQUIRE US TO PAY SUBSTANTIAL DAMAGES, RESULTING IN AN ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A number of our agreements with our retailers provide that we will defend, indemnify and hold them, and their customers, harmless from damages and costs that arise from product warranty claims or from claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or the cost of any resulting liability we would incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could have an adverse affect on our business, financial condition and results of operations.

IF WE ARE SUBJECTED TO ONE OR MORE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

Our products rely on intellectual property developed, owned or licensed by third parties. From time to time in the past, intellectual property infringement claims have been asserted against us. We expect to continue to be subjected to such claims in the future. Intellectual property infringement claims may also be asserted against our retailers as a result of selling our products. As a consequence, our retailers could assert indemnification claims against us. If any third party is successful in asserting an infringement claim against us, we could be required to acquire licenses, which may not be available on commercially reasonable terms, if at all, to discontinue selling certain products to pay substantial monetary damages or to develop non-infringing technologies, none of which may be feasible. Both infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management's attention and our resources away from our business. Because we are a small company and may not have sufficient litigation defense resources, any one of these developments could place substantial financial and administrative burdens on us and our business, financial condition and results of operations could be adversely affected.

WE ARE SUBJECT TO PENALTIES FOR BOTH EARLY AND LATE PRODUCT DELIVERIES, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our future operating results are dependent upon our ability to deliver products to our retailers in a timely manner. Often, the purchase orders placed by our retailers require us to deliver products on a specific date. Many of our retailers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. Our failure to timely deliver products to our retailers could result in significant losses which would adversely affect our business, financial condition and results of operations.

OUR FAILURE TO SUCCESSFULLY MANAGE OUR PLANNED PRODUCT EXPANSION AND OUR PLANNED EXPANSION INTO NEW SALES CHANNELS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products, including digital video recorders, or DVRs, and to offer products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management's close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry.

We also plan to expand our sales of new and existing products into additional sales channels, such as corporate and government procurers, value-added resellers and value-added distributors. In addition, we plan to further develop our product offerings over the Internet at our company websites located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com. These planned expansions will require significant resources, including for improvement of our information systems and accounting controls, management of product data, expansion of the capabilities of our administrative and operational personnel, and attracting, training, managing and retaining additional qualified personnel.

Our failure to successfully manage any of the above tasks associated with our planned product expansion and our expansion into new sales channels could have a material adverse affect on our business, financial condition and results of operations.

A SIGNIFICANT PRODUCT DEFECT OR PRODUCT RECALL COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BRAND IMAGE AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could result in damage to our relationships with our retailers and loss of consumer loyalty. Because we are a small company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management's attention from implementing our core business strategies. As a result, a significant product defect or product recall could materially and adversely affect our brand image and our business, financial condition and results of operations.

IF OUR PRODUCTS ARE NOT AMONG THE FIRST-TO-MARKET, OR IF CONSUMERS DO NOT RESPOND FAVORABLY TO EITHER OUR NEW OR ENHANCED PRODUCTS, OUR SALES AND PROFITS WOULD DECLINE AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We believe that our I/OMagic , Digital Research Technologies and Hi-Val brands are perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that the retailers and end-users of our products view products offered under our brands as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may be able to bring products to market more rapidly than we do and therefore may gain market share at our expense, harming our sales and profits.

As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced product offerings to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products. Accordingly, future sales and any future profits from DVD-based products are substantially dependent upon widespread consumer acceptance of DVD-based products. If this widespread consumer acceptance of DVD-based products does not occur, or is delayed, our business, financial condition and results of operations will be adversely affected.

FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD HARM OUR BUSINESS AND CAUSE US TO LOSE MARKET SHARE AND SALES.

We sell our products under three brand names, I/OMagic , Digital Research Technologies and Hi-Val . Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library , EasyPrint and Sound Assault . One of our key business strategies is to use our brand names and product names to successfully compete in the data storage and digital entertainment industries. We have expended significant resources promoting our brand names and our product names. We cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand names or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these trademarks. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

OUR USE OF A CONSIGNMENT SALES MODEL IS INCREASING, WHICH REQUIRES US TO CARRY AND FINANCE GREATER AMOUNTS OF INVENTORY. IF WE ARE UNABLE TO CARRY AND FINANCE GREATER AMOUNTS OF INVENTORY, SALES OF OUR PRODUCTS WILL BE REDUCED.

We are increasingly using a consignment sales model, which requires us to carry and finance greater amounts of inventory. Our existing financing sources may be inadequate to fund inventory levels required by our increasing use of a consignment sales model. If we are unable to obtain additional financing, we may be unable to finance sufficient inventory levels and we may be unable to fill orders in a timely manner, or at all, which would cause reduced sales of our products and would adversely affect our business, financial condition and results of operations.

CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, THIS MAY RESULT IN REDUCED SALES OF OUR PRODUCTS.

We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through six retailers, who collectively accounted for approximately 86% of our net sales for the three months ended March 31, 2004. We currently generate a small number of direct sales of our products over the Internet, through our websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce, or direct purchase via the Internet, is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels such as Internet commerce.

IF OUR PRODUCTS FAIL TO COMPLY WITH EXISTING AND EVOLVING GOVERNMENT REGULATIONS AND INDUSTRY STANDARDS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS AND COULD BE SUBJECTED TO LIABILITY FOR SELLING PRODUCTS THAT DO NOT COMPLY WITH APPLICABLE REGULATIONS.

Our products are designed to comply with industry standards and government regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with regulations imposed by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, as well as numerous industry standards such as technological standards related to CD- or DVD-based products. We also must comply with numerous import/export regulations. In particular, our data communications devices in our data storage and digital entertainment product categories are subject to numerous FCC regulations. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations or standards could negatively impact our ability to sell our products and could result in liability on our part for selling products that fail to comply with applicable regulations.

A LABOR STRIKE AT A SHIPPING PORT AT WHICH OUR PRODUCTS ARE SHIPPED OR RECEIVED WOULD PREVENT US FROM TAKING TIMELY DELIVERY OF INVENTORY, WHICH WOULD CAUSE OUR SALES TO DECLINE AND COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From time to time, shipping ports experience labor strikes or work stoppages which prevent the delivery of products shipped internationally via ocean freight. The shipping port located in Long Beach, California, through which we receive most of our products shipped by our subcontract manufacturers in Asia, experienced a labor strike in September 2002 which lasted for nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our retailers, which caused our sales to decline. Any future labor strike or work stoppage at a shipping port at which our products are received would prevent us from taking timely delivery of inventory and cause our sales to decline. In addition, many of our retailers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. To meet our obligations to our retailers, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs. We would typically be unable to pass these extra costs along to either our retailers or to consumers. Also, because the average selling prices of our products decline during their short product life cycle, delayed delivery of products could yield significantly less sales or profits than planned, adversely affecting our business, financial condition and results of operations.

OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. Accordingly, we cannot assure you that any of these retailers will continue to purchase our products in the future. In addition, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources accordingly. Moreover, our expense levels are based in part on our expectations of future sales and, should our expectations regarding future product orders and sales be inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result, our lack of long-term purchase orders and purchase commitments may adversely affect our business, financial condition and results of operations.

OUR OPERATIONS ARE VULNERABLE BECAUSE WE HAVE LIMITED REDUNDANCY AND BACKUP SYSTEMS.

Our internal order and product data management system is an electronic system through which our retailers place orders for our products and through which we manage product pricing, shipment, return and other matters. This system's continued and uninterrupted performance is critical to our daily business operations. Despite precautions that we have taken, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions could occur in the future. We have limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Our business, financial condition and results of operations could be adversely affected by any damage or failure that interrupts or delays this electronic system.

OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the year ended December 31, 2003, the high and low closing bid prices of a share of our common stock were $8.50 and $3.50, respectively. Additionally, during the quarter ended March 31, 2004, the high and low closing bid prices of a share of our
common stock were $4.20 and $3.00, respectively.   The market price of our
common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

     -     changes in market valuations of similar companies;

     -     stock market price and volume fluctuations generally;

- economic conditions specific to the data storage and digital entertainment products industries;

     - announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     - the loss of one or more of our top six retailers or the cancellation or postponement of orders from any of those retailers;

     - delays or problems in our introduction of new products or technological innovations;

     - disputes or litigation concerning our rights to use third parties' intellectual property;

     - changes in our pricing policies or the pricing policies of our competitors;

     - changes in foreign currency exchange rates affecting our product costs and pricing;

     -     regulatory developments or enforcement;

     -     fluctuations in our quarterly or annual operating results;

     -     additions or departures of key personnel; and

     -     future sales of our common stock or other securities.

The price at which you purchase shares of our common stock in this offering may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our resources from our business. Any of the risks described above could have an adverse effect on our business, financial condition and results of operations.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As a group, our executive officers, directors, 10% stockholders beneficially own or control approximately 80% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from May 3, 2004). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change of control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION, AMENDED AND RESTATED BYLAWS AND NEVADA LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE TRANSACTIONS RESULTING IN A CHANGE IN CONTROL OF I/OMAGIC, WHICH MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our articles of incorporation and our bylaws contain provisions that may enable our management or our board of directors to discourage, delay or prevent a change in the ownership of I/OMagic or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;

stockholders are permitted to remove members of our board of directors only upon the vote of at east two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and

our board of directors are expressly authorized to make, alter or repeal our bylaws.

We may be subject to the restrictions contained in Sections 78.378 through
78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a "controlling interest," which is equal to one-fifth, one-third, or one-half or more of the voting power of a corporation, that person is an "interested stockholder" and may not vote that person's shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of I/OMagic.

WE CANNOT ASSURE YOU THAT AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK WILL DEVELOP OR, IF IT DOES DEVELOP, WILL BE MAINTAINED IN THE FUTURE.

On March 25, 1996, our common stock commenced trading on the OTC Bulletin Board. Since that time, there has been limited trading in our shares, at widely varying prices, and the trading to date has not created an active market for our shares. We cannot assure you that an active market for our shares will be established or maintained in the future. If an active market is not established or maintained, you may not be able to readily sell your shares of our common stock.

BECAUSE WE ARE SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, are, generally, equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in investing in the penny stock market. The broker-dealer also must provide the prospective investor with current bid and offer quotations for the stock and the compensation to be paid to the broker-dealer and its salespeople in the transaction. Furthermore, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and must provide each holder of penny stock with a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell penny stocks to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the prospective investor and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the three months ended March 31, 2004. Our sales to a foreign country (Canada) were less than 2% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We have entered into a line of credit with United National Bank, effective August 18, 2003. The line of credit provides for an interest rate equal to the prime lending rate as reported in the Wall Street Journal plus three quarters of one percent. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the United National Bank line of credit.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.
During the quarter ended March 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On August 2, 2001, Mark and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange against Tony Shahbaz, our Chairman, President, Chief Executive Officer and Secretary. This complaint was later amended to add Alex Properties and Hi-Val, Inc. as plaintiffs, and I/OMagic, IOM Holdings, Inc., Steel Su, a director of I/OMagic, and Meilin Hsu, an officer of Behavior Tech. Computer Corp., as defendants. On or about March 28, 2003, all parties to the action entered into a Settlement Agreement and Release which settled this action. As part of the Settlement Agreement and Release, we entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which we physically occupied. On September 30, 2003, pursuant to the terms of the lease agreement, we vacated this real property. During the latter part of 2003 and continuing into the first quarter of 2004, counsel for Mark and Mitra Vakili and Alex Properties alleged, on their behalf, that we had improperly caused damage to the Santa Ana facility. On or about February 15, 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of these new claims conditioned upon the making of the final $1,000,000 payment under the Settlement Agreement and Release by February 17, 2004, rather than on the original due date of March 15, 2004. We made this payment, and a dismissal of the case was filed with the court on March 8, 2004.

     On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against our former attorneys and their respective law firms in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

     On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware against, among others, I/OMagic, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff's patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants' alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff's costs as well as reasonable attorney's fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff's patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff's patents. We are presently evaluating the merits of this complaint and, as of the date of this report, have responded by denying the plaintiff's allegations in the complaint. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 9, 2004, we issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share, and 10,000 shares of common stock at an exercise price of $6.00 per share, subject to adjustment. The warrants expire eighteen months from the date of issuance.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        Number   Description
        ------   -----------

Certifications Required by Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K:
        ----------------------

        We filed a Form 8-K on January 27, 2004, which contained an Item 12 Disclosure in accordance with SEC Release Nos. 33-8216 and 34-47226 in connection with our press release issued on January 27, 2004 reporting selected financial results for the fourth quarter 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

                                  I/OMAGIC  CORPORATION

DATED:   May  17,  2004           By:     /s/  Tony  Shahbaz
                                          -------------------------------------
                                          Tony  Shahbaz,  President  and  Chief
                                          Executive  Officer  (principal
                                          executive officer)

                                  By:     /s/  Steve  Gillings
                                         --------------------------------------
                                          Steve  Gillings,  Chief  Financial
                                          Officer (principal financial and
                                          accounting  officer)

EXHIBITS  FILED  WITH  THIS  REPORT

Exhibit
Number     Description
------     -----------
31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.