Form 10-K/A
period 2003-12-31
I/OMAGIC CORP
filed 2004-07-30
CIK 1083663

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $2,612,208, as of June 30, 2004, the last business day of the registrant’s most recently completed fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 29, 2004 was 4,529,672.

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

This report includes statistical data regarding our company and the markets in which we compete. We derived this data from our records or from information published or prepared by The NPD Group, Inc., or NPD, except as otherwise noted, in reports generated July 27, 2004. Although we believe this information is reliable, we have not independently verified it. We have paid NPD a fee for access to the information gathered and prepared by NPD. All information from NPD included in this report is used with NPD’s express written consent.

We own or have rights to use all of the product names, brand names and trademarks that we use in conjunction with the sale of our products, including our I/OMagic®, Digital Research Technologies® and Hi-Val® brand names and related logos, and our “MediaStation,” “DataStation,” Digital Photo Library™, EasyPrint™, Sound Assault™ and PolarTech™ product names. In addition, this report refers to other product names, trade names and trademarks that are the property of their respective owners.

For purposes of this Annual Report, unless the context indicates otherwise, references to “we,” “us,” “our,” “I/OMagic,” and the “Company” means or refers to I/OMagic Corporation.

BUSINESS

Company Overview

We operate in the data storage and digital entertainment industries. We sell data storage and digital entertainment products primarily in the United States, and to a much lesser extent, in Canada, together known as the North American marketplace. During the first quarter of 2004, sales generated within the United States accounted for approximately 98.7% of our net sales and sales generated within Canada accounted for approximately 1.3% of our net sales. For the years ended December 31, 2003, 2002 and 2001 sales generated within the United States accounted for approximately 98.5%, 99.0% and 100%, respectively, of our net sales and sales generated within Canada accounted for approximately 1.5%, 1.0% and 0%, respectively, of our net sales.

Our data storage product offerings are predominantly focused on optical data storage technologies and include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Although we have sold various media in the past, such as floppy disks, CDs and DVDs, we do not currently sell media products. Our digital entertainment product offerings are predominantly focused on products that complement our line of data storage products and include MP3 players, digital audio headphones and palm-sized 20 gigabyte portable hard disk drives that we call our Digital Photo Library™ system. Our data storage products accounted for approximately 94% of our net sales during 2003 and approximately 99% of our net sales during the three months ended March 31, 2004, and our digital entertainment products accounted for approximately 6% and 1% of our net sales, respectively, for the same periods.

For the years ended December 31, 2003 and 2002, according to NPD, a provider of sales tracking services for, among others, the consumer electronics and information technology industries, we achieved the number one market share in both unit and dollar sales of “after-market” compact disc rewritable, or CD-RW, drives in North America. “After-market” products are products not built into a PC at the time of its initial purchase. We launched our dual-format recordable DVD drives in July 2003. According to NPD, we were able to achieve the number four market share in both unit and dollar sales of after-market recordable DVD drives in North America during 2003, with only six months of sales of our dual-format DVD recordable drives during that year, and have achieved the number one market share in unit sales and the number two market share in dollar sales during the first quarter of 2004. We believe that the market for DVD-based data storage products will experience significant growth over the next few years and that we are in a position to benefit from this growth in terms of sales and market share.

We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy, Best Buy Canada, CompUSA, Circuit City, Fred Meyer Stores, Microcenter, Office Depot, OfficeMax, RadioShack, Staples, and Target. Our retailers collectively operate retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall and Tiger Direct.

Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns.

Our most significant retailers during the past few years have been Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Collectively, these six retailers accounted for 78% of our net sales during 2003, including 28%, 13%, 10% and 10% of our total net sales for that period which were generated from Best Buy, Circuit City, Office Depot and OfficeMax, respectively. Collectively, these six retailers, together with Microcenter and RadioShack accounted for 84% of our net sales for the first quarter of 2004, including 39%, 19%, 11% and 10% of our total net sales for that period which were generated from Best Buy, Circuit City, RadioShack and Staples, respectively.

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

We do not directly manufacture any of the products that we sell. We subcontract manufacture our products in Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers have substantial product development resources and facilities, and are among the major component manufacturers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd. BTC and Lung Hwa Electronics also provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allows us to utilize more capital resources for other aspects of our business. See “Management,” “Principal and Selling Stockholders” and “Certain Relationships and Related Transactions.”

I/OMagic Corporation was incorporated under the laws of the State of Nevada in October 1992. We have one subsidiary, IOM Holdings, Inc., a Nevada corporation. Our principal executive offices are located in Irvine, California and our main telephone number is (949) 707-4800.

Industry Overview

Storing, managing, protecting, retrieving and transferring data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

•	the growth in the number of PCs, and the increase in the number, size and complexity of computer networks and software programs;

•	the emergence and development of new data-intensive activities, such as e-mail, e-commerce, and the increasing availability of products and services over the Internet, together with the rise in bandwidth available to access and download data from over the Internet; and

•	the existence and availability of increasing amounts of digital entertainment data, such as music, movie, photographic, video game and other multi-media data.

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

Digital entertainment data generally includes music, photographic, movie and video game data. For nearly two decades, music has been offered on CDs as the prevailing standard. In the mid-to-late 1990s, the ability to copy CDs, and to download, remix, and copy or “burn” music to a personalized CD began to gain popularity and made the recordable CD drive, or “CD burner,” a desirable component of the PC. With the growth and acceptance of the Internet and the advent of on-line music availability, the demand for on-line music has increased and as a result, the demand for faster and easier data storage and retrieval has grown.

We believe that the increasing amount of traditional PC and digital entertainment data that is being generated and used is stimulating increased demand for products offering data storage, management, protection, retrieval and transfer. We also believe that those products that offer flexibility and high-capacity storage in a cost-effective, user-friendly manner are in highest demand.

According to NPD, in a report generated April 23, 2004, the North American data storage industry, including all media (for example, floppy disks, CDs and DVDs) and drives, grew to approximately $2.2 billion in 2003 from approximately $2.0 billion in 2002. This growth represents a 10% increase in 2003 over 2002.

Key Factors Driving Growth in the Data Storage and Digital Entertainment Industries

We believe that the following factors, among others, are driving and will continue to drive growth in the data storage and digital entertainment industries:

•	Increased data-intensive use of the Internet. As individuals and businesses continue to increase their data-intensive use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for the storage, management, protection, retrieval and transfer of data—especially high-capacity, cost-effective data storage devices—will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

•	Growth in new types of data. The growth in new types of data such as music, photographic, movie, and video game data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC text data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

•	Growth in the critical importance of data. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and potentially transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, retrieving and transferring this information has become increasingly important to many businesses.

•	Decrease in the cost of storing data. The cost of data storage continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

•	Convergence of technologies. Product offerings are beginning to embody the convergence of data storage and digital entertainment playback technologies. For instance, a digital video recorder, or DVR, can operate as the primary tool for storage, management, protection, retrieval and transfer of traditional PC data as well as digital entertainment data such as music, photos, movies, video games and other multi-media.

Types of Data Storage Media

The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

•	Magnetic. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a “1” or a “0.” Indeed, all digital data is comprised of different combinations of “1s” and “0s” regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip® disks, hard disks, including Microdrives®, and magnetic tape.

•	Optical. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

•	Solid State. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as universal serial bus, or USB, drives which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

Relative Advantages and Disadvantages of Types of Data Storage Media

Each of the principal types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

Magnetic Media

•	Floppy disks. Floppy disks are removable media allowing physical transport of data. External floppy disk drives allow portability of the drive itself. Floppy disks benefit from being “legacy” products with a large existing user base and a low cost per unit for a floppy disk. Relative to other available media, floppy disks have extremely low capacity, holding up to approximately 1.44 megabytes per disk depending on the user’s operating system and other factors, and represent a very high cost per megabyte. In addition, floppy disks typically employ older, less efficient storage, management, protection, retrieval and transfer technology, and offer moderate data access times and data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the disk.

•	Zip® disks. Zip® disks are removable media allowing physical transport of data. External Zip® disk drives allow portability of the drive itself. Relative to other available media, Zip® disks have moderate capacity, holding up to approximately 200 megabytes per disk depending on the user’s operating system and other factors, and represent a moderate cost per megabyte. Zip® disks themselves have a moderate cost per unit and offer moderate data access times and data transfer rates. A special Zip® drive is required to utilize Zip® disk technology and media.

•	Magnetic tape. Magnetic tape is removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user’s operating system and other factors, and represents a moderate cost per megabyte. While magnetic tape itself is not expensive, magnetic tape drives have a high cost per unit. Magnetic tape media typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

•	Hard disks. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have high capacity, holding up to approximately 500 gigabytes, or 500,000 megabytes, depending on the user’s operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability; however certain hard disk drives such as Microdrives® allow physical transport of data and drive portability.

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

•	Digital video or digital versatile discs. The relative advantages and disadvantages of DVD drives and media are generally the same as for CD drives and media. However, as compared to other available media, DVDs are moderate to high capacity, holding up to approximately 4.3 gigabytes, or 4,300 megabytes, depending on the user’s operating system and other factors.

Solid State Media

•	Flash memory chips. Flash memory chips are generally not removable media. Typically, flash memory chips are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips have moderate capacity, holding up to approximately 1 gigabyte, or 1,000 megabytes, depending on the user’s operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory chips are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but require another device or medium for data back-up purposes.

•	Flash memory cards. The relative advantages and disadvantages of flash memory cards are generally the same as for flash memory chips. However, flash memory cards are removable media allowing physical transport of data.

Industry Challenges and Trends

We believe that the challenges currently facing the data storage and digital entertainment industries include:

•	Need for transition to high-capacity, cost-effective and flexible media and related storage devices. We believe that, as a result of the rapid growth in data and in new applications requiring or using high data-content movies, photos, music and games and other multi-media content, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and storage devices. To meet this need, the data storage industry is shifting its product offerings from CD- to DVD-based technologies.

•	Need for broad-based product offerings to stimulate further growth. The demand for data storage and digital entertainment products is expanding and market opportunities are therefore available to sell these products to a wide range of consumers seeking products ranging from entry-level to state-of-the-art. Most companies in these industries offer a limited range of products in each product category. By offering various products combining different levels of performance and functionality at multiple price points to a wide range of consumers, we believe that the industry can further stimulate sales of data storage and digital entertainment products.

•	Need to identify and satisfy consumer demands and preferences. The data storage and digital entertainment industries are characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that, to be successful, companies in these industries must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage and digital entertainment products to provide higher levels of performance and functionality than existing products.

Trends in the data storage and digital entertainment industries include the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD-based media and devices. According to NPD, unit sales of recordable CD drives in the North American marketplace declined to approximately 3,485,000 in 2003 from approximately 4,565,000 in 2002, while unit sales of recordable DVD drives grew to approximately 1,090,000 in 2003 from approximately 207,000 in 2002. This decline in unit sales of recordable CD drives represents a 24% decrease in 2003 from 2002 and the growth in unit sales of recordable DVD drives represents a 427% increase in 2003 from 2002. We believe that this illustrates the transition from CD-based data storage products to DVD-based devices and we believe that this trend will continue into the future.

Another trend in the data storage industry is the progression toward smaller, more portable data storage devices such as Microdrive® hard disk drives.

Developing trends in the data storage and digital entertainment industries include the early adoption of super-high-capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. Blu-ray DVD technology is expected to expand DVD capacity up to tenfold and is expected to allow, for the first time in a device widely available to consumers, the storage and retrieval of high definition videos and images for playback on high-definition DVD players and compatible televisions and monitors. A competing new technology also exists called High-definition DVD, or HD-DVD. The storage capacity of HD-DVD is limited to approximately 60% of a Blu-ray DVD. Proponents of HD-DVD technology contend, however, that it has less compatibility problems with existing DVD technology as compared to Blu-ray DVD technology and that data compression software reduces the importance of the greater storage capacity offered by Blu-ray DVD technology.

It is not yet clear whether Blu-ray DVD or HD-DVD will become the dominant technology, if they will coexist, or if a new technology will emerge. Nonetheless, we believe that the increased performance offered by these technologies will likely result in increased consumer demand for optical data storage devices. Furthermore, we believe that regardless of which technology becomes the dominant technology, we will be able to incorporate either technology into our product offerings in much the same way as we do today with the large number of format types ranging from recordable and rewritable CD-based products to DVD-based products.

The I/OMagic Solution

We sell data storage and digital entertainment products to the North American marketplace. We believe that we possess a combination of core competencies that provide us with a competitive advantage, including the ability to successfully identify consumer needs and preferences, use our sales and distribution channels to sell new and enhanced products, efficiently bring to market newly developed products and enhanced products, efficiently manage our product supply chain, and use our brands and merchandising efforts to market and sell data storage and digital entertainment products.

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

We sell our products through computer, consumer electronics and office supply superstores and other retailers who collectively operate retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including nearly every major metropolitan market in the United States. Over the past three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax.

We employ a three-brand strategy to sell some of the same or similar products through different retailers and to maintain consumer loyalty to at least one of our brands. Our three-brand marketing strategy enables us to provide each of our most significant industry retailers with their own distinct brand. We believe that this approach reduces price competition among our most significant retailers as a result of brand differentiation and benefits us by making our products more attractive to those retailers. We also employ a “good, better, best” marketing strategy offering consumers a broad line of data storage products ranging from entry-level to state-of-the-art. Our “good, better, best” lines of products combine different levels of performance and functionality at various price points. We believe that our “good, better, best” strategy allows us to sell to consumers who seek a more attractive combination of performance and functionality at lower prices than other leading data storage products. We intend to adopt this strategy in expanding our digital entertainment product offerings.

As a result of our access to a large retail network and our three-brand and “good, better, best” marketing strategies, we believe that we have established and will maintain a large market presence for our core data storage product offerings, resulting in significant market share. According to NPD in its Retail Hardware Reports, we achieved the number one market share in both unit and dollar sales of CD-RW drives in North America in 2002 and 2003. We believe that the data storage industry is shifting from CD-based products to DVD-based products. As a result, we launched our dual-format recordable DVD drives in July 2003. According to NPD in its Retail Hardware Report, we achieved the number four market share in both unit and dollar sales of recordable DVD drives in North America during 2003, with only six months of sales of dual-format DVD recordable drives during that year and have achieved the number one market share in unit sales and number two market share in dollar sales during the first quarter of 2004. By using the same strategies in offering our digital entertainment products, we believe that we will be able to establish a large market presence resulting in significant market share for those products as well.

Our Data Storage Solution

We focus on optical data storage products to respond to the demands and preferences of the data storage marketplace. We believe that the market for data storage products, especially “after-market” devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data. However, we are in the process of evaluating compact, portable hard disk drives that provide up to 5.0 gigabytes, or 5,000 megabytes, depending on the user’s operating system and other factors, of storage capacity to serve as a product complementary to our other data storage product offerings and as a cost-efficient alternative to flash media devices.

We believe that our focus on optical data storage products is also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well-complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience, together with a related drive unit, is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices.

Our Digital Entertainment Solution

The acceptance of relatively new technologies such as data compression technologies like MP3, and the widespread availability of digital entertainment media such as music, photos, movies and games are stimulating the proliferation of digital entertainment products. We offer digital entertainment products incorporating these technologies to capitalize on the widespread availability of digital entertainment media. We seek to provide users of our digital entertainment products with enjoyable, user-friendly experiences from products that combine high levels of performance, functionality and reliability at competitive prices.

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

Our Strategy

Our primary goal is to remain a leading provider of optical data storage products and to expand our market share in the data storage industry. Our secondary goal is to expand our digital entertainment product line to offer additional products that complement our data storage products. Our business strategy to achieve these goals includes the following elements:

•	Continue to develop and solidify our North American retail network. We have developed, and plan to continue to develop and solidify, close working relationships with leading North American computer, consumer electronic and office supply superstores and other retailers. These retailers carry many of the products that we sell. As we offer both new and enhanced data storage and digital entertainment products, we intend to continue to utilize our existing relationships with these retailers to offer and sell these products to consumers.

•

Continue to develop and expand our strategic subcontract relationships. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers, such as Behavior Tech Computer Corp. and Lung Hwa Electronics Co, Ltd. in Asia. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers’ continued development of new and improved data storage and digital entertainment products. Some of these relationships are particularly strong because some of our subcontract manufacturers are also our stockholders. We plan to continue to develop and explore other subcontract manufacturer relationships as well. By continuing to subcontract manufacture our products, we intend to continue to increase our operating leverage by delivering products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

•	Continue to develop and offer high value products. We intend to continue to work in conjunction with our retailers and subcontract manufacturers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our target consumers seek high value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. We believe that our core competencies such as our ability to efficiently bring to market newly developed products and enhanced products and to efficiently manage our product supply chain will enable us to enhance our products and offer new products in a cost-effective and timely manner. We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to higher-priced products offered by our competitors.

•	Increase market share using our three-brand and “good, better, best” approaches. We plan to continue to focus on increasing our market share for our data storage products and on developing and building our market share for our digital entertainment products, in part by focusing on our three-brand and “good, better, best” approaches. As funds become available, we intend to invest in a brand- and product-specific marketing program to further establish awareness of our three brands and our products, and solidify the confidence of existing users, and attract new purchasers, of our products. We also intend to further expand our “good, better, best” approach throughout our data storage product lines and into our digital entertainment product lines to sell products to consumers with varying needs, preferences and budgets.

•	Expand into new sales channels. We plan to expand our market penetration beyond our existing retailers into new sales channels to include corporate and government procurers, value-added resellers and value-added distributors. In addition, through our company websites located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com, we plan to increase sales of our products over the Internet by continuing to offer select products for direct purchase by consumers, conduct special promotions, and offer downloads and upgrades to existing and potential purchasers of our products.

•	Market products to our existing consumer base. We intend to market new, enhanced and current products to existing purchasers of our products. We believe that we can increase sales of our digital entertainment products by marketing them to current users of our data storage products, and vice versa, so that purchasers of products of one of our two principal product categories buy products from our other principal product category. In addition, we believe that existing users of our products can be an important source of referrals for potential new purchasers of our products.

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

Our Data Storage Products

Most of our data storage products are based on one or more of the following technology formats which allow the storage, management, protection, retrieval and transfer of data:

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

Our data storage products currently include:

•	Internal and external optical data storage drives based on the following technologies: CD-ROM, CD-RW, DVD-ROM, DVD+R, DVD+RW, DVD+/-RW+/-R or CD-RW+DVD;

•	External CD-RW and DVD+RW drives that integrate a recordable drive and a built-in seven-in-one, or 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our MediaStation devices; our 7-n-1 digital media card reader supports seven different types of solid state memory devices: CompactFlash, IBM Micro Drive, Multimedia Card, Secure Digital, Memory Stick, Memory Stick Pro and SmartMedia;

•	Internal dual format DVD recordable drives that integrate a recordable drive and a built-in 7-n-1 digital media card reader;

•	Disc duplicator systems that are stand-alone units that do not require a computer connection and that copy information from a source disc, such as a CD or DVD, to a compatible target disc;

•	External floppy disk drives that integrate a floppy disk drive and a built-in 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our DataStation devices; and

•	Case enclosures for external or portable data storage drives.

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

According to NPD, sales of recordable CD drives in the North American marketplace declined to approximately $263 million in 2003 from approximately $470 million in 2002. This decline represents a 44% decrease in sales in 2003 from 2002. However, this was offset by substantial growth in recordable DVD drives, which we believe illustrates the transition from CD-based data storage products to DVD-based devices. According to NPD, sales of recordable DVD drives in the North American marketplace increased to approximately $243 million in 2003 from approximately $75 million in 2002. This growth represents a 224% increase in sales in 2003 from 2002. According to NPD, unit sales of DVD recordable drives increased to approximately 1,090,000 units in 2003 from approximately 207,000 units in 2002. This growth represents a 427% increase in unit sales in 2003 from 2002.

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

In addition to the above data storage products we are in the process of evaluating compact, portable hard disk drives that provide up to 5.0 gigabytes, or 5,500 megabytes, depending on the user’s operating system and other factors, of storage capacity and as a cost-efficient alternative to flash media devices.

Our Digital Entertainment Products

Our existing and planned digital entertainment products include:

•	MP3 digital audio players;

•	20 gigabyte palm-sized portable external hard drives with built-in 7-n-1 media card readers that facilitate the convenient storage of high-resolution digital music, photos and movies and other data files, enabling the transfer of these files from a flash memory card to a hard drive and eliminating the need for purchasing multiple, less cost-effective flash memory cards; we refer to this system as our Digital Photo Library™ system;

•	Six channel digital audio headphones with WinDVD™ software for the PC that allows users to playback DVD movies, MPEG video content, video CDs, and audio CDs on PCs that are equipped with a DVD drive; the headphones and WinDVD™ software support Dolby Digital®/AC-3 surround sound and include a built-in amplifier that allows a user to connect a PC, DVD drive and home theater system into one centralized unit; we refer to these headphones as our Sound Assault™ headphones;

•	Do-it-yourself digital photo accessories such as our line of EasyPrint™ products that allow users to create personalized photo frames, key chains, magnets and pocket-sized photo albums from their own digital photos using our proprietary photo-enhancing and printing software; and

•	DVRs, which are stand-alone DVD-based video and audio storage and playback devices; DVRs allow users to record movies and other television or video content as well as audio content directly onto DVDs and play that content back over a user’s television or other video monitor and sound system.

We plan to expand our line of digital entertainment products. In addition, we are working with our subcontract manufacturers to develop new MP3 audio players and MP4 video players with embedded MP3 technology for audio playback.

We believe that the market for digital entertainment products is expanding. We intend to continue to monitor the digital entertainment market and develop products to meet changing demands of the marketplace. Currently, our digital entertainment products represent a relatively new product category. These products accounted for approximately 6% of our net sales during 2003 and approximately 1% of our net sales during the first quarter of 2004. We expect to continue to allocate resources to this product category to attempt to increase net sales. We believe that our strategic relationships with our retailers and our subcontract manufacturers will further our ability to achieve these goals.

In addition to our data storage and digital entertainment products, we also offer computer cooling systems and fans such as our PolarTech™ products designed to be unintrusive and silently reduce central processing unit, or CPU, temperatures, helping PCs perform at optimum levels.

Product Warranties

Our products are subject to limited warranties of up to one year in duration. These warranties cover only repair or replacement of the product. Our subcontract manufacturers provide us with warranties of a duration at least as long as the warranties provided to consumers. The warranties provided by our subcontract manufacturers cover repair or replacement of the product.

Product Offerings

Our product offerings are directed toward satisfying the demands of the North American marketplace for data storage and digital entertainment products. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

•	Enhancement of existing products. We seek to offer products with increased performance and expanded functionality to satisfy existing and emerging consumer demands and preferences. Our enhanced product offerings are directed toward, among other things, offering increased data storage and retrieval speeds, and enhanced user-friendliness and ease of product installation. These product offerings are also focused on products with reduced manufacturing costs to enable us to maintain and improve gross margins while continuing to offer high-value products to consumers.

•	Development of new products. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of formats. These offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage and digital entertainment marketplaces such as high-capacity, cost-effective, flexible and portable data storage, management, protection, retrieval and transfer.

Our retailers and our subcontract manufacturers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers and our subcontract manufacturers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

Many of our retailers are among the largest computer, consumer electronics and office supply retailers in North America. Over the past three years, our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax, RadioShack and Staples. Through their close contact with the marketplace for data storage and digital entertainment products, our retailers are able to provide us with important information about consumer demands and preferences.

Many of our subcontract manufacturers have substantial product development resources and facilities in Asia, and are among the major component manufacturers in their product categories. Some of our largest subcontract manufacturers are also our stockholders, including BTC and Lung Hwa Electronics. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a major manufacturer of digital entertainment products. These subcontract manufacturers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

Our Irvine, California headquarters houses a product development team that coordinates and manages the subcontract logistics and product development efforts of our subcontract manufacturers in Asia. At our Irvine facility, we also develop user manuals, product packaging and marketing literature as well as installation guides and supplemental materials, including software and hardware designed to permit user-friendly product installation.

We do not have a traditional research and development program. Instead, we work closely with our retailers and subcontract manufacturers and conduct various other activities in connection with the enhancement of our existing products and the offering of new products. We have not, in any reporting period, made any material expenditures on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Our efforts are largely directed at the evaluation of new products and enhancements to existing products rather than the actual development of new products or product enhancements.

Our representatives meet frequently with our subcontract manufacturers and our retailers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our subcontract manufacturers and our retailers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers, and offered by us and in turn by our retailers largely on the basis of market research and trends identified in the data storage and digital entertainment industries. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

We believe that these activities assist us in attempting to achieve our goal of being among the first-to-market with new and enhanced product offerings based on established technologies.

Operations

We do not directly manufacture any of the products that we sell. We subcontract manufacture our data storage and digital entertainment products. We believe that by outsourcing the manufacturing of our products to our subcontract manufacturers, we benefit from:

•	Lower overhead costs. By subcontract manufacturing our products we believe that we benefit from lower overhead costs resulting from the elimination of capital expenditures related to owning and operating manufacturing facilities, such as expenditures related to acquiring a manufacturing plant, property and equipment, and staffing, as well as the ongoing cash requirements to fund such an operation.

•	Economies of scale. By subcontract manufacturing our products with some of the largest production facilities available in the industry, we believe that we benefit from our subcontract manufacturers’ economies of scale, which enable us to keep unit production costs low, our supply chain management efficient and our expansion or contraction of product orders flexible in response to changing consumer demands and preferences.

•	Engineering and manufacturing resources. By subcontract manufacturing our products we believe that we benefit from our subcontract manufacturers’ substantial engineering and manufacturing resources, which aid us in offering new and enhanced products and enable us to rapidly bring them to market in a cost-effective manner.

•	Diversification of manufacturing risks. By subcontract manufacturing our products to a group of manufacturers we believe that we are able to diversify the risks associated with employing a single manufacturer. We also believe that we are potentially able to expand our opportunities with respect to new products as they arise by virtue of the varying expertise of those manufacturers.

•	Reduction of potential liabilities. By subcontract manufacturing our products we believe that we reduce potential significant liabilities associated with direct product manufacturing, including environmental liabilities and liabilities resulting from warranty claims. We believe that the reduction in potential liabilities decreases our business risks and results in tangible economic benefits such as cost savings related to insurance and the operation of compliance programs.

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

Quality Control

Our primary subcontract manufacturers are among the major computer and electronic component manufacturers in Asia who we believe have rigorous quality control and shipping guidelines. We regularly inspect and test product samples, periodically tour our subcontract manufacturing facilities, monitor defective product returns and test defective products.

Sales and Marketing

Three-Brand Marketing Strategy

We employ a three-brand approach to achieve our goal of product differentiation among various sales channels and price points. Our three brands are I/OMagic®, Digital Research Technologies® and Hi-Val®. We sell our data storage products under each of these brands, bundling various hardware devices with different software applications to meet different consumer needs. Currently, our digital entertainment products are sold under our I/OMagic® and Digital Research Technologies® brands. This three-brand approach enables us to provide each of our major industry retailers with their own distinct brand, to differentiate products sold through different channels, and to stimulate competition among those channels. This enables us to capture market share and limit some of the negative effects of third-party competition.

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

Sales Channels

According to NPD in its Retail Hardware Reports for 2002 and 2003, during each of those years we ranked as the leader in unit and dollar sales of CD-RW drives in the North American marketplace, competing against companies such as Memorex, Sony and TDK. Our goal is to maintain this ranking for our CD-RW drives and to achieve and maintain a similar ranking for our DVD-based products. We believe that our ongoing transition from CD-based products to DVD-based products is consistent with the shift in market demand and will enable us to maintain or even increase our leadership position in the North American marketplace.

We primarily sell our products through retailers who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores. In addition, we sell our products through Internet retailers and mail order catalogs.

Our North American retailers include Best Buy, Best Buy Canada, Circuit City, CompUSA, Fred Meyer Stores, Microcenter, Office Depot, OfficeMax, RadioShack, Staples, and Target. We also have relationships with other retailers and with catalog companies and Internet retailers such as Buy.com, Dell, PC Mall and Tiger Direct.

We cooperate with our retailers to promote our products and brand names. We participate in co-sponsored events with our retailers and industry trade shows such as CES® and RetailVision®. We participate in these events and trade shows in order to develop new relationships with potential retailers and maintain close relationships with our existing retailers. We also fund co-operative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives, develop and procure certain products as requested by our retailers, and use our three-brand marketing strategy to provide each of our major industry retailers with their own distinct brand. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close working relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

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

We plan to expand our market penetration beyond traditional and Internet retailers to include corporate and government procurers, value-added resellers and value-added distributors. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads and upgrades on our company websites to existing and potential end-user customers. Our websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com.

Competition

We operate in the highly competitive data storage and digital entertainment industries. We believe that our data storage products compete with other types of data storage devices such as internal and external hard drives, magnetic tape drives, floppy disk drives and flash memory devices, as well as internal and external optical data storage products offered by other companies.

Companies that offer products similar to our data storage products include Hewlett-Packard, Memorex, Philips Electronics, Samsung Electronics, Sony, TDK and Toshiba. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our digital entertainment products include Apple Computer, Bose, Creative Technology, Rio Audio and Sony.

We believe that our ability to compete in the data storage and digital entertainment industries depends on many factors, including the following:

•	Product value. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading products offered in the marketplace. We focus on offering these high value products by positioning them as affordable alternatives to products offered by leading brands such as Hewlett-Packard, Memorex, TDK and Sony.

•	Market penetration. Market penetration and brand recognition are critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as large computer, consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company’s products and the amount of shelf-space allocated to those products. We believe that our broad-based, high value product offerings, our retailer support, our consumer support and our cooperative marketing and other promotional efforts promote close working relationships with our retailers and improve our ability to obtain critical shelf-space which enables us to establish, maintain and increase market penetration.

•	Product enhancement and development and time-to-market. Enhancement of our existing products, development of new products and rapid time-to-market to satisfy evolving consumer demands and preferences are key elements of our ability to compete. Consumers continuously demand higher levels of performance and functionality in data storage and digital entertainment products. We attempt to compete successfully by bringing products with higher levels of performance and functionality rapidly to market to satisfy changing consumer demands and preferences. We believe that the research and development efforts and economies of scale of our major subcontract manufacturers enable us to rapidly introduce enhanced products and new products offering higher levels of performance and functionality. Our products are often among the first-to-market with new features and technology to be made widely available to consumers.

Intellectual Property

We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic®, Hi-Val® and Digital Research Technologies® are our registered trademarks. We also sell products under various product names such as MediaStation, DataStation, Digital Photo Library™, EasyPrint™, Sound Assault™ and PolarTech™. As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

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

Government Regulation

Our products are designed by our subcontract manufacturers to comply with a significant number of regulations and industry standards, some of which are evolving as new technologies are deployed. We believe that we are currently in compliance with each applicable regulation and industry standard. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally recognized test laboratories. We also must comply with numerous import/export regulations. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

Employees

As of July 29, 2004, we had approximately 65 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

Item 3. Legal Proceedings

Hi-Val, Inc.

On August 2, 2001, Mark and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange against Tony Shahbaz, our Chairman, President, Chief Executive Officer and Secretary. This complaint was later amended to add Alex Properties and Hi-Val, Inc. as plaintiffs, and I/OMagic, IOM Holdings, Inc., Steel Su, a director of I/OMagic, and Meilin Hsu, an officer of Behavior Tech. Computer Corp., as defendants. The final amended complaint alleged causes of action based upon breach of contract, fraud, breach of fiduciary duty and negligent misrepresentation and sought monetary damages and rescission. As a result of successful motions for summary judgment, I/OMagic, Mr. Su and Ms. Hsu were dismissed as defendants. On February 18, 2003, a jury verdict adverse to the remaining defendants was rendered, and on or about March 28, 2003, all parties to the action entered into a Settlement Agreement and Release which settled this action prior to the entry of a final judgment. As part of the Settlement Agreement and Release, Mr. Shahbaz and Mr. Su relinquished their interests in Alex Properties and the Vakilis relinquished 66,667 shares of our common stock, of which 13,333 shares were transferred to a third party designated by the Vakilis. In addition, we agreed to make payments totaling $4.0 million in cash and entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which we physically occupied. On September 30, 2003, pursuant to the terms of the lease agreement, we vacated this real property. During the latter part of 2003 and continuing into the first quarter of 2004, Mark and Mitra Vakili and Alex Properties alleged that we had improperly caused damage to the Santa Ana facility. On or about February 15, 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of these new claims conditioned upon the making of the final $1.0 million payment under the Settlement Agreement and Release by February 17, 2004, rather than on the original due date of March 15, 2004. We made this payment, and a dismissal of the case was filed with the court on March 8, 2004.

Horwitz and Beam

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys’ fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this prospectus, discovery has commenced. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

Magnequench International, Inc.

On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware against, among others, I/OMagic, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff’s patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants’ alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff’s costs as well as reasonable attorney’s fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff’s patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff’s patents. As of the date of this report, we have filed a response denying plaintiff’s claims and asserting defenses to plaintiff’s causes of action alleged in the complaint. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

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

Security Holders

As of July 29, 2004, we had 4,529,672 shares of common stock outstanding held of record by approximately 71 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which in turn, hold shares of stock for beneficial owners.

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

Recent Sales of Unregistered Securities

In October 2003, we issued warrants to purchase 20,004 shares of common stock at an exercise price of $7.19 per share to an investor relations firm in lieu of $6,000 in cash payable to that firm. The warrants expired on March 31, 2004.

In October 2003, we issued warrants to purchase 20,004 shares of common stock at an exercise price of $9.78 per share to an investor relations firm in lieu of $6,000 in cash payable to that firm. The warrants expired on March 31, 2004. The warrants expire on July 9, 2004.

The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide including our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data

The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those statements beginning on page F-1 of this report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data with respect to the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified in their entirety by reference to, our audited financial statements not included in this report. The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Net sales	$62,222,513	$83,529,708	$67,788,959	$60,805,437	$36,661,092
Cost of sales	53,083,729	74,665,823	62,776,334	53,126,489	31,419,757

Gross profit	9,138,784	8,863,885	5,012,625	7,678,948	5,241,335
Operating expenses	9,236,912	10,022,445	10,180,839	10,126,111	3,837,293

Income (loss) from operations	(98,128)	(1,158,560)	(5,168,214)	(2,447,163)	1,404,042
Total other income (expense)	(194,337)	(5,525,033)	(376,431)	(4,963,286)	30,256

Income (loss) from operations before income taxes	(292,465)	(6,683,593)	(5,544,645)	(7,410,449)	1,434,298
Income tax (benefit) expense	(27,148)	1,663,638	3,000	(999,600)	(428,500)

Net income (loss)	$(265,317)	$(8,347,231)	$(5,547,645)	$(6,410,849)	$1,862,798

Basic earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)	$(2.44)	$0.86

Diluted earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)	$(2.44)	$0.86

Weighted-average shares outstanding, basic	4,529,672	4,528,894	4,528,341	2,629,894	2,153,954

Weighted-average shares outstanding, diluted	4,529,672	4,528,894	4,528,341	2,629,894	2,153,954

Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,091,369	$7,320,143	$4,423,623	$3,502,546	$1,943,522
Working capital	10,910,155	11,288,330	18,374,492	21,838,710	7,598,786
Total assets	40,112,792	41,757,969	55,903,767	53,098,438	22,916,329
Stockholders’ equity	16,377,717	16,726,720	17,115,651	22,659,571	7,875,963
Redeemable convertible preferred stock	$—	$—	$9,000,000	$9,000,000	$—

Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of the assets of Hi-Val, Inc. and Digital Research Technologies. Each of the years ended December 31, 2003, 2002, 2001 and 2000 were significantly affected by our acquisition of IOM Holdings, Inc. in December 2000. IOM Holdings, Inc. acquired the assets of Hi-Val, Inc. in March 2000 and the assets of Digital Research Technologies in November 2000. In addition, certain years were affected by management’s decisions regarding income tax expense or benefit. See “Selected Consolidated Historical Financial Data.”

The financial data for 2000 reflects the contribution by our Hi-Val-and Digital Research Technologies-branded products of an aggregate of $13.8 million, or 22.7%, of our total net sales for 2000, and an increase in net loss of $4.0 million. Our I/OMagic-branded products contributed $47.0 million, or 77.3%, of our total net sales for 2000. We also recorded an income tax benefit of $1.0 million relating to deferred tax assets.

The financial data for 2001 reflects the contribution by our Hi-Val- and Digital Research Technologies-branded products of an aggregate of $41.3 million, or 60.9%, of our total net sales for 2001, and $1.9 million of gross margin. Our I/OMagic-branded products contributed $26.5 million, or 39.1%, of our total net sales for 2001, and $3.1 million of gross margin. We increased our inventory reserve by $400,000 and recorded a reserve against $851,000 in accounts receivable relating to accounts receivable acquired as part of the acquisition of the assets of Hi-Val, Inc. In addition, we also amortized $1.9 million of the value of our Hi-Val and Digital Research Technologies trademarks. In aggregate, we had $3.2 million in acquisition-related reserves and expenses during 2001.

The financial data for 2002 reflects the contribution by our Hi-Val- and Digital Research Technologies-branded products of an aggregate of $46.9 million, or 56.2%, of our total net sales for 2002, and $3.3 million of gross margin. Our I/OMagic-branded products contributed $36.6 million, or 43.8%, of our total net sales for 2002, and $5.6 million of gross margin. We increased our inventory reserve by $2.1 million and recorded a reserve against $1.3 million in accounts receivable primarily related to accounts receivable acquired as part of the acquisition of IOM Holdings, Inc. We also amortized $916,000 of the value of our Hi-Val and Digital Research Technologies trademarks and recorded a reserve against $1.7 million in deferred tax assets. In addition, we incurred $5.2 million for acquisition-related legal settlement costs and related legal fees. See “Business – Legal Proceedings” and our consolidated financial statements – “Note 11 – Commitments and Contingencies” included elsewhere in this report. In the aggregate, in 2002 we had $11.2 million in acquisition-related reserves and expenses or that otherwise resulted from one-time events during 2002.

The financial data for 2003 reflects the contribution by our Hi-Val- and Digital Research Technologies-branded products of an aggregate of $24.1 million, or 38.7%, of our total net sales for 2003, and $3.4 million of gross margin. Our I/OMagic-branded products contributed $38.1 million, or 61.3%, of our total net sales for 2003, and $5.7 million of gross margin. We recorded a reserve against $1.5 million in accounts receivable primarily related to accounts receivable acquired as part of the acquisition of IOM Holdings, Inc., and we amortized $579,000 of the value of our Hi-Val and Digital Research Technologies trademarks, for an aggregate of $2.1 million in acquisition-related reserves and expenses during 2003.

The financial data for the first quarter of 2004 reflects the contribution by our Hi-Val- and Digital Research Technologies-branded products of an aggregate of $3.8 million, or 24.2%, of our total net sales for the first quarter of 2004, and $652,000 million of gross margin. Our I/OMagic-branded products contributed $11.9 million, or 75.8%, of our total net sales for the first quarter of 2004, and $2.0 million of gross margin. During the first quarter of 2004, we amortized $145,000 of the value of our Hi-Val and Digital Research Technologies trademarks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and capital resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this report.

Overview

We are a leading provider of optical data storage products. We also sell digital entertainment products. Our data storage products consist of a range of products that store traditional PC data as well as music, photos, movies, games and other multi-media content. These products are designed principally for general data storage purposes. Our digital entertainment products consist of a range of products that focus on digital music, photos and movies. These products are designed principally for entertainment purposes.

We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. We employ a three-brand approach to differentiate products among various sales channels and price points. Our three brands are I/OMagic®, Digital Research Technologies® and Hi-Val®.

Prior to 2003, we also emphasized the sale of other PC-related and consumer electronics products including, media, computer keyboards and mice, cameras, audio and graphic cards and flat panel television monitors. During the latter part of 2002 and the early part of 2003, we made a strategic decision to de-emphasize these additional product offerings in order to focus our management and financial resources on the manufacture and sale of our data storage and digital entertainment products, especially the manufacture and sale of dual-format DVD recordable devices that we introduced in July 2003. Because of our planned introduction of these devices in the third quarter of 2003, we reduced our promotional activities, such as rebates and point-of-sale discounts, for our CD-based products. This reduction in promotional activities, combined with our transition out of certain product offerings and other factors discussed below, resulted in a 25.5% decline in net sales for 2003 as compared to 2002.

Despite this significant reduction in net sales for 2003 as compared to 2002, we reduced our net loss from $8.3 million in 2002 to $265,000 in 2003. In addition, we increased our net income 22.9% from $209,000 for the first quarter of 2003 to $257,000 for the first quarter of 2004. We believe that this significant improvement in our operating results is due, in large part, to the following factors:

•	Settlement of significant litigation. During 2003, we settled a significant litigation matter. This settlement required us to record a $5.2 million expense in 2002, which contributed significantly to our net loss in 2002. See “Business — Legal Proceedings” and our consolidated financial statements — “Note 11 — Commitments and Contingencies.”

•	Focus on smaller number of product offerings. Our decision to reduce the number of product offerings in order to focus our attention on our data storage and digital entertainment products has eliminated or reduced certain unprofitable product offerings.

•	Less costly shipment of goods from vendors. Some of our vendors have agreed to absorb a portion of their freight charges, which reduced our overall freight costs.

•	Elimination of accelerated leasehold amortization. During 2003, we accelerated the amortization of our prior corporate headquarters and warehouse facility because we relocated during the latter part of 2003. The amortization of new leasehold improvements in during 2004 is expected to be under normal life-of-lease policy amortized over the term of our lease.

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

The $21.3 million decline in net sales during 2003 from 2002, as noted above, occurred during a period of more rapidly declining net losses. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced other business issues with OfficeMax and, as a result, discontinued sales in January 2004. We continue to negotiate with OfficeMax to resume sales in 2004, but there can be no assurance that sales will resume.

DVD-based products generally yield higher average selling prices and higher gross margins than CD-based products. We expect market demand for data storage products to shift from CD- to DVD-based products. Our business focus and the majority of the data storage products that we sell, in both absolute terms and as a percentage of our net sales, currently reflect our expected shift in market demand from CD- to DVD-based products.

One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in contexts of CD- and DVD-based technologies, to next-generation super-high capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Our challenge will be to deliver products and provide service to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

Sales to Best Buy, who was our largest retailer during 2001, 2002 and 2003, declined in the first quarter of 2004 to $2.8 million, representing a decrease of 50% from $5.6 million in the first quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Management intends to use its best efforts to ensure that we retain Best Buy as one of our major retailers. If our sales to Best Buy continue to decline, our business and results of operations will be materially and adversely affected.

Operating Performance and Financial Condition

We focus on numerous factors in evaluating our operating performance and our financial condition. In particular, in evaluating our operating performance, we focus primarily on net sales, net product margins, net retailer margins, rebates and sales incentives, and inventory turnover as well as operating expenses and net income.

Net sales. Net sales is a key indicator of our operating performance. We closely monitor overall net sales, as well as net sales to individual retailers, and seek to increase net sales by expanding sales to additional retailers and expanding sales to existing retailers both by increasing sales of existing products and introducing new products. Management monitors net sales on a weekly basis, but also considers sales seasonality, promotional programs and product life-cycles in evaluating weekly sales performance. As net sales increase or decrease from period to period, it is critical for management to understand and react to the various causes of these fluctuations, such as successes or failures of particular products, promotional programs, product pricing, retailer decisions, seasonality and other causes. Where possible, management attempts to anticipate potential changes in net sales and seeks to prevent adverse changes and stimulate positive changes by addressing the expected causes of adverse and positive changes. We believe that our good working relationships with our retailers enable us to monitor closely consumer acceptance of particular products and promotional programs which in turn enable us to better anticipate changes in market conditions.

Net product margins. Net product margins, from product-to-product and across all of our products as a whole, is an important measurement of our operating performance. We monitor margins on a product-by-product basis to ascertain whether particular products are profitable or should be phased out as unprofitable products. In evaluating particular levels of product margins on a product-by-product basis, we focus on attaining a level of net product margin sufficient to contribute to normal operating expenses and to provide a profit. The level of acceptable net product margin for a particular product depends on our expected product sales mix. However, we occasionally sell products for certain strategic reasons to, for example, complete a product line or for promotional purposes, without the rigid focus on historical product margins or contribution to operating expenses or profitability.

Net retailer margins. We seek to manage profitability on a retailer level, not solely on a product level. Although we focus on net product margins on a product-by-product basis and across all of our products as a whole, our primary focus is on attaining and building profitability on a retailer-by-retailer level. For this reason, our mix of products is likely to differ among our various retailers. These differences result from a number of factors, including retailer-to-retailer differences, products offered for sale and promotional programs.

Rebates and sales incentives. Rebates and sales incentives offered to customers and retailers are an important aspect of our business and are instrumental in maintaining or obtaining market leadership through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow moving products. We focus on rebates and sales incentives costs as a proportion of our total net sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

Inventory turnover. Our product life cycle typically ranges from 3-12 months, generating lower average selling prices as the cycle matures. We attempt to keep our inventory levels at amounts adequate to meet our retailers’ needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance. Our use of a consignment sales model results in greater exposure to the danger of declining average selling prices, however our consignment sales model allows us to more quickly implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first quarter of 2004, our annualized inventory turnover level was 7.6 as compared to 6.2 for the first quarter of 2003, representing a period-to-period increase of 22.6% primarily as a result of a 25% decrease in inventory. For 2003, our inventory turnover level was 6.4 as compared to 9.4 for 2002, representing a period-to-period decrease of 32% primarily as a result of a 9% increase in inventory and a 26% decrease in sales. For 2002, our inventory turnover level was 9.4 as compared to 5.6 for 2001, representing a period-to-period increase of 68% primarily due to a reduction of inventory acquired in connection with the acquisition of IOM Holdings, Inc. and a 23% increase in net sales.

Operating expenses. We focus on operating expenses to keep these expenses within budgeted amounts in order to achieve or exceed our targeted profitability. We budget certain of our operating expenses in proportion to our projected net sales, including operating expenses relating to production, shipping, technical support, and inside and outside commissions and bonuses. However, most of our expenses relating to general and administrative costs, product design and sales personnel are essentially fixed over large sales ranges. Deviations that result in operating expenses in greater proportion than budgeted signal to management that it must ascertain the reasons for the unexpected increase and take appropriate action to bring operating expenses back into the budgeted proportion.

Net income. Net income is the ultimate goal of our business. By managing the above factors, among others, and monitoring our actual results of operations, our goal is to generate net income at levels that meet or exceed our targets.

In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank line of credit, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash-on-hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our line of credit with United National Bank are also an important source of liquidity and a measure of our financial condition. We use our line of credit on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, accounts payable. If accounts payable are either out of proportion to, or due far in advance of, the expected collection of accounts receivable, we will likely have to use our cash on hand or our line of credit to satisfy our accounts payable obligations, without relying on additional cash receipts, which will reduce our ability to purchase and sell inventory and may impact our ability, at least in the short-term, to fund other parts of our business.

Consignment Sales

We employ two primary sales models: a consignment sales model and a traditional term sales model. We generally use one of these two primary sales models, or some combination of these sales models, with each of our retailers. On occasion, we also utilize a third sales model, under which we generally do not offer rebates or sales incentives.

Consignment sales represented a growing percentage of our net sales from 2001 through 2003. During the first quarter of 2004 our consignment sales model accounted for 26.2% of our total net sales as compared to 37.2% of our total net sales in the first quarter of 2003, representing a 29.6% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer. During 2003 our consignment sales model accounted for 35.7% of our total net sales as compared to 31.5% of our total net sales in 2002, representing a 13.3% increase. During 2002 our consignment sales model accounted for 31.5% of our total net sales as compared to 14% of our total net sales in 2001, representing a 125% increase. Although consignment sales declined as a percentage of our net sales in the first quarter of 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.

Over the past three years, we have increased the use of our consignment sales model based partly on the preferences of some of our retailers, but also in large part based on the advantages that a consignment sales model offers to us. Managed properly, and balanced with our traditional term sales model, our consignment sales model enables us to have more pricing control over inventory sold through our retailers without any significant negative effects. Our consignment sales model is also designed to increase our ability to generate cash on a short-term basis by reducing the period between when we sell products to our retailers and when we are paid for those products by our retailers. Under a traditional term sales model, we customarily have to wait up to 60 days before our retailers pay for inventory shipped to them. However, under a consignment sales model a retailer typically pays us for a product within 30 days of the sale of that product to the retailer’s customer. Accordingly, we believe that the consignment sales model is an ideal model for fast-moving products as it allows us to more quickly generate cash to finance additional purchases of inventory and to fund our business.

Managing an appropriate mix of consignment and traditional term sales is an important challenge. We generally prefer that high-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a traditional terms basis. If we do not properly manage the proportion of consignment to traditional term sales, we may have excessive inventory in our consignment sales channels, which could result in a lack of short-term financial resources and declining liquidity as a result of incorrectly anticipating consignment inventory turnover levels. This may, in turn, result in our inability to fund additional purchases of inventory to supply our traditional term sales retailers. Management focuses closely on consignment sales and the proportion of consignment sales to traditional term sales to achieve the optimal level of each sales model and to manage our cash flow to maximize liquidity and net sales. Close attention is directed toward our inventory turnover levels to ensure that they are sufficiently frequent to maintain appropriate liquidity. At this time, we believe that the risks associated with our consignment sales model are immaterial.

Retailers

Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2003, 2002 and 2001, and during the first quarter of 2004, our six largest retailers accounted for approximately 78%, 88% and 92%, and 84%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

Seasonality

Our data storage and digital entertainment products have historically been affected by seasonal purchasing patterns. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

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

Revenue Recognition

Currently, the majority of our net sales are on a terms basis and are recognized upon shipment to retailers. Our consignment sales are recognized when our retailers sell our products to the consumers. Some of our sales include limited rights to return inventory. We provide for estimated future returns of inventory based on historical experience. However, if certain returns in excess of our estimates occur, those amounts are accrued at the time we become aware of them, which may not be in the same period in which we book the initial sale. In addition, we offer some retailers sales incentives for inventories of our products held by them. If we reduce the list price of these previously purchased products, these retailers may be entitled to receive credits from us. We accrue for estimated cost for these limited sales incentive arrangements when the retailer is authorized by us to implement a price change. We also offer to both consumers and retailers certain rebate arrangements. We accrue for the estimated cost of these rebate arrangements using actual sell-through data supplied by our retailers and historical redemption percentages. Our net sales are defined as our gross sales less these estimated future returns, limited sales incentives arrangements, rebate arrangements and marketing development fund/cooperative arrangements.

Market Development Fund and Cooperative Advertising Costs

Market development fund and cooperative advertising costs are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. In the first quarter of 2004, our market development fund and cooperative advertising costs were $1.7 million, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs of $2.6 million in the first quarter of 2003, all of which was offset against gross sales. In 2003, our market development fund and cooperative advertising costs were $8.4 million, all of which was offset against gross sales. In 2002, our market development fund and cooperative advertising costs were $9.3 million, all of which was offset against gross sales. For the year ended December 31, 2001, our market development fund and cooperative advertising costs were $13.2 million, all of which was offset against gross sales.

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

Inventory Obsolescence Allowance

Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow moving and obsolete inventories is considered through market research, analysis of our retailers’ current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. For 2003, 2002 and 2001, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000, $2.1 million, and $410,000, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During 2003, 2002, and 2001, we sold inventories previously reserved for and accordingly reduced the reserve by $667,000, $1.6 million and $1.7 million, respectively. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

Inventory Adjustments

Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from our subcontract manufacturers) which are considered obsolete or damaged are reviewed by these personnel together with our Controller or Chief Financial Officer. At the discretion of our Controller or Chief Financial Officer, these items are physically disposed of and we make corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, our detail inventory report and our general ledger are reconciled by our Controller and any variances result in a corresponding inventory adjustment. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our retailers to make required payments. Our current retailers consist of either large national or regional retailers with good payment histories with us. Since we have not experienced any previous payment defaults with any of our current retailers, our allowance for doubtful accounts is minimal. We perform periodic credit evaluations of our retailers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our retailers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New retailers are evaluated through Dunn & Bradstreet before terms are established. Although we expect to collect all amounts due, actual collections may differ.

Product Returns

We allow our retailers to return defective products to us following a customary return merchandise authorization process. We utilize historical return rates to determine our allowance for returns in each period. Sales are adjusted by the estimated returns while cost of sales are adjusted by the estimated cost of those sales. Given the seasonality of our business, we expect greater sales and consequently a greater allowance during our fourth quarter of the fiscal year. In deriving our allowance for future returns, we consider several factors to be significant. These factors are relatively predictable based upon historical return rates. These factors include the amount of time from actual sale to the product being returned, the estimated return rates, and the estimated gross margin on the products sold.

We include estimated time of product on the shelf and time to return product to us. We have a limited 90-day to one year time period for product returns from end-users; however, our retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. While we believe that most returns occur shortly after purchase, we use a two-month window in our estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by us.

Our return rate is based upon our past history of actual returns. We believe that return rates are dependent on our ability to provide technical support for our products. As we have been selling the same lines of products for several years, we believe that our technical support staff has developed knowledge and expertise in solving the end-users’ issues which has lead to diminishing product returns by the end users. In 2002, we reduced our estimated future return rate from 13.9% to 8.5%. We believe the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If we encounter problems with our technical support, either with current products or with new products we might introduce in the future, then we would need to reconsider this factor. Our estimated future return rate remained at this level throughout 2003.

Finally, we use an estimate of an average gross margin realized on our products. This average rate is derived from historical results and estimated product mix in future years. If we have a significant change in actual gross margin due to increased costs of current products or the introduction of large quantities of new products which have a significantly different gross margin, then we would recalculate the gross margin to be used for estimated future returns. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net sales.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Year Ended December 31,
	2003	2002	Favorable (Unfavorable)	Favorable (Unfavorable)	2003	2002
	(in thousands)
Net sales	$62,223	$83,530	$(21,307)	(25.5)%	100.0%	100.0%
Cost of sales	53,084	74,666	21,582	28.9	85.3	89.4

Gross profit	9,139	8,864	275	3.1	14.7	10.6
Selling, marketing and advertising expenses	1,507	1,438	(69)	(4.8)	2.5	1.7
General and administrative expenses	6,462	7,361	899	12.2	10.4	8.8
Depreciation and amortization	1,268	1,224	(44)	(3.6)	2.0	1.5

Operating loss	(98)	(1,159)	1,061	91.5	(0.2)	(1.4)
Net interest expense	(248)	(384)	136	35.4	(0.4)	(0.4)
Settlement expense and related legal costs	0	(5,178)	5,178	100.0	—	(6.2)
Other income	54	37	17	45.9	0.1	—

Loss from operations before provision for income taxes	(292)	(6,684)	6,392	95.6	(0.5)	(8.0)
Income tax provision	(27)	1,663	1,690	101.6	0.1	2.0

Net loss	$(265)	$(8,347)	$8,082	96.8%	(0.4)%	(10.0)%

Net Sales. The significant decrease in net sales for 2003 is primarily due to our strategic decision to de-emphasize the sale of certain products, coupled with reduced sales of our CD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as mail-in and point-of-sale rebates, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. Also contributing to the overall decline in net sales for 2003 was a $14.4 million, or 70.2%, decrease in net sales to OfficeMax as compared to 2002. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced other business issues with OfficeMax and, as a result, discontinued sales in January 2004. We are negotiating with OfficeMax to resume sales in 2004, but there can be no assurance that sales will resume.

The significant decrease in net sales for 2003 was comprised of a decrease in sales in the amount of $41.5 million resulting from the decrease in the volume of products sold. This decrease was partially offset by an increase in sales in the amount of $20.2 million resulting from higher average product sales prices. The decrease in the volume of products sold was consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, but also resulted from reduced sales of our CD-based products as noted above.

Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in freight costs from $4.5 million in 2002 to $2.1 million in 2003. Of this $2.4 million reduction, an estimated $1.3 million is due to lower sales in 2003 as compared to 2002 and an estimated $600,000 is due to lower air freight costs during 2003 as compared to 2002 primarily because in late 2002 our air freight costs increased significantly due to port strikes in California. Our products are typically shipped from our Asian subcontract manufacturers via less expensive ocean freight as opposed to comparatively costly air freight. Finally, an estimated $500,000 is due to the shipment of more product to our warehouse in Irvine, California with freight charges paid by our vendors in 2003 as compared to 2002.

Another contributing factor to our improvement in gross profit is a reduction in our slow-moving and obsolete inventory charges from $2.1 million (2.5% of net sales) for 2002 to $0.1 million (0.2% of net sales) for 2003. During 2002, we reduced the cost of our inventory to market for permanent declines in the market for certain of our products. Many of these slow-moving or obsolete products were subsequently sold at the revised market price, and occasionally we sold slow-moving or obsolete products in excess of revised market prices; however, these amounts were not significant to our results of operations and accounted for less than 1% of our total net sales. Due to the short life cycle of many of our products resulting from, in part, the effects of technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased slightly in 2003. This increase was primarily due to an increase in slotting fees of $190,000 for new retailers, an increase in advertising costs of $157,000 and an increase in new store allowance for retailers of $57,000. Commissions were lower due to reduced sales volume.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to a reduction in legal expenses of $411,000 as a result of the settlement of certain litigation matters, a $223,000 reduction in payroll and related expenses due to our planned reduced headcount in 2003 for our U.S. operations, a $152,000 reduction in insurance expenses, and a $202,000 reduction in warehouse supplies and outside assembly of product due to lower sales in 2003. These reductions were partially offset by a $179,000 increase in bad debt expenses ($1.5 million in 2003 as compared to $1.3 million in 2002) and a $72,000 increase in product design expenses.

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

Other Income (Expense). Other income (expense) decreased by $5.3 million as compared to 2002. This significant decrease is primarily due to a $5.2 million expense we recorded in 2002 relating to settlement costs and related legal expenses in connection with a significant litigation matter. During 2003, interest expense decreased by $136,000 to $248,000 due to reduced borrowings under our line of credit.

Income Tax Expense (Benefit). Income taxes provision decreased by $1.69 million in 2003 to a $27,000 benefit as compared to an expense of $1.68 million in 2002. In 2003, our income taxes represented primarily refunds we received. In 2002, our income tax provision represented the write-off of deferred tax assets.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

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

The increase in net sales for 2002 was comprised of an increase in sales in the amount of $10.6 million resulting from an increase in the volume of products sold, and an increase in sales in the amount of $5.1 million resulting from higher average product sales prices. The increase in sales resulting from higher average product sale prices is consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, and focus on products with higher average sales prices such as CD-RW drives.

Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in inventory adjustments from $3.6 million for 2001 to $602,000 for 2002. This was offset by an increase in our slow-moving and obsolete inventory charges from $410,000 for 2001 to $2.1 million for 2002. The amount of inventory adjustments decreased in 2002 from 2001 primarily as a result of an inventory adjustment in the amount of $3.6 million in 2001 for outdated or damaged product-related items acquired in connection with the acquisition of IOM Holdings, Inc., including sleeves, manuals, installation disks and other product-related items that were either damaged or of no value, and which were disposed of for no value. In addition, damaged or out of warranty sound cards, CD-ROMs and CD-RW drives were discarded. Inventory adjustments of $602,000 in 2002 were for sleeves, manuals, install disks and other production items that were damaged or of no value as well as damaged or out of warranty products that were disposed of for no value. The amount of slow-moving and obsolete inventory charges increased in 2002 from 2001 primarily as a result of a charge in the amount of $2.1 million in 2002 for obsolete inventory acquired in connection with the acquisition IOM Holdings, Inc., including sound cards, cases for external CD-RW drives, older and slower speed CD-ROM and CD-RW drives and digital cameras. We increased the reserve by $1.6 million in 2002 for those items.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased slightly in 2002. The reduction in these expenses was primarily due to a direct advertising expense of $121,000 in 2001 in connection with our participation in a promotional event that we did not participate in during 2002, a decline of $56,000 in retailer product evaluation expenses for evaluations by retailers and outside sales representatives and a decline of $47,000 in payroll expenses in 2002 due to a reduction in personnel by one person. These declines were partially offset by an increase of $136,000 in commission expenses during 2002 due to an increase in sales.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to a $449,000 increase in bad debt expense as compared to 2001 ($1.3 million in 2002 as compared to $851,000 in 2001), a $198,000 increase in payroll expenses, a $149,000 increase in insurance expenses, a $125,000 increase in warehouse supplies, a $117,000 increase in investor relations expenses, and a $98,000 increase in subcontracting of product assembly. These increases in expenses were offset by a $153,000 decrease in rent expense in connection with our move from a second facility at the end of April 2002 and a $151,000 decrease in expenses for consultants.

In 2001, we reserved $851,000 for accounts receivable acquired as part of the acquisition of IOM Holdings, Inc. In 2002, we reserved an additional $1.3 million for accounts receivable acquired in connection with that transaction as ongoing analysis indicated that there was uncertainty regarding the collectibility of these accounts receivable. Payroll expenses increased due to management bonuses earned in 2002, with no such bonuses in 2001, and the addition of a Vice President of Operations in late 2001. Insurance expense increased due to an increase in coverage for directors and officers and an increase in general liability insurance deemed necessary as a result of our overall growth. Investor relations expenses increased due to our hiring of an investor relations firm. The primary reason for the decrease in consulting expenses was a one-time consulting fee of $120,000 paid in 2001.

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

Income Tax Expense (Benefit). The income taxes provision for 2002 consisted of a $1.8 million write-off of deferred tax assets, offset by $92,000 of net income tax refund. We had $1.8 million in deferred tax assets on the balance sheet at December 31, 2001. This asset would allow us to offset future tax liabilities upon our achieving profitability. For the year ended December 31, 2002, we determined that our ability to use the $1.8 million in deferred tax assets was impaired due to losses in 2000, 2001 and 2002 because the inability to show net income for three consecutive years brought into question the likelihood of future profitability. For the year ended December 31, 2001, we determined that our ability to use the $1.8 million in deferred tax assets was not impaired because we had reported net income for 1999 and we were expecting to be profitable in 2002. For 2002, we believed that in accordance with SFAS No. 109 it was “more likely than not” that the deferred tax asset would not be utilized.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future. As of March 31, 2004, we had working capital of $11.4 million, an accumulated deficit of $14.8 million, $5.4 million in cash and cash equivalents and $12.2 million in net accounts receivable. This compares with working capital of $11.0 million, an accumulated deficit of $15.1 million, $6.2 million in cash and cash equivalents and $18.4 million in net accounts receivable as of December 31, 2003.

For the three months ended March 31, 2004, our cash decreased $668,000, or 11.0%, from $6.1 million to $5.4 million as compared to a decrease of $1.7 million, or 23.2%, for the three months ended March 31, 2003 from $7.3 million to $5.5 million.

Cash used in our operating activities totaled $647,000 during the first quarter of 2004 as compared to cash provided by our operating activities of $988,000 during the first quarter of 2003. This decrease of $1.6 million in cash provided by our operating activities primarily resulted from the decrease in net sales during the first quarter of 2004 as compared to the first quarter of 2003. This decrease in net sales resulted in a $9.3 million decrease in the use of our trade credit facilities, a $695,000 decrease in purchases from our vendors on terms, a $463,000 decrease in accrued expenses, including decreased accrued rebates and slotting fees, a $3.9 million decrease in accounts receivable and a $3.6 million decrease in warehouse and consignment inventory. In addition, legal settlements payable decreased by $2.0 million as we made the initial payment on the settlement of a litigation matter in the first quarter of 2003 in the amount of $3.0 million and we made the final payment in the first quarter of 2004 in the amount of $1.0 million.

Decreases in our use of our trade credit facility, purchases from our vendors on terms and accrued expenses each decreased cash. Decreases in our accounts receivable, inventory and legal settlements payable each increased cash.

Cash provided by our operating activities totaled $3.6 million during 2003 as compared to $3.3 million for 2002. This increase in cash provided by operations during 2003 primarily resulted from:

•	a $7.8 million increase in cash from the use of our trade credit facilities from related party vendors;

•	a $1.5 million increase in our allowance for doubtful accounts relating to our decision to increase our reserve for past due accounts receivable primarily associated with the acquisition of the assets of Hi-Val, Inc. and Digital Research Technologies, the magnitude of which is not expected to occur in future periods;

•	an $816,000 increase in accounts payable because of an increase in purchases of inventory from our vendors on a term basis;

•	a $689,000 increase provided by the depreciation and amortization of fixed assets, which included the accelerated amortization of our former facility in Santa Ana, California in the amount of $389,000, which amount is non-recurring; and

•	a $579,000 increase provided by the amortization of our trademarks, which was $338,000 less than the prior year due to an increase in 2002 of the useful lives of certain of our trademarks. We expect that the amortization will continue at the $579,000 level for each of the next five years.

These increases in cash were partially offset by the following:

•	a $3.0 million payment relating to the settlement of the Vakili litigation, which amount is non-recurring;

•	a $2.5 million decrease in accrued expenses primarily due to a $1.7 million reduction in accrued promotions and marketing expenses due to fewer sales in 2003 than in 2002 and a $705,000 reduction in accrued legal fees due to payment of legal fees associated with the Vakili litigation. We do not expect that our future changes to accrued legal fees will be of this magnitude;

•	an $863,000 increase in accounts receivable, resulting from significant sales to our retailers on a term basis during late 2003; and

•	a $646,000 increase in warehouse inventory in anticipation of January 2004 sales.

Cash used in our investing activities totaled $170,000 during 2003 as compared to $62,000 for 2002. Our investing activities in 2003 consisted of leasehold improvements, furniture and computer equipment.

Cash used in our financing activities totaled $4.5 million during 2003 as compared to $302,000 for 2002. We paid down $7.0 million of our $10.4 million ChinaTrust Bank loan balance in early 2003 through funds generated by our operations. In September 2003, we paid the remaining balance of $3.4 million with our new line of credit through United National Bank. We borrowed $2.5 million more under our United National Bank line of credit, net of interim payments, to fund our operations. We also used $83,000 for the repurchase of shares of our common stock. We have no further plans relating to the repurchase of shares of our common stock.

In summary, we used an increase of $7.8 million in trade payables to related party vendors and $1.1 million of our own cash to fund a net decrease in our bank line of credit of $4.4 million, to fund a $3.0 million legal settlement payment to settle the Vakili litigation and to fund $1.5 million in operating costs and changes in other working capital.

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

On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and expires September 1, 2004. Advances up to 65% of eligible accounts receivable bear interest at the floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of December 31, 2003, the interest rate was 4.75%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.0 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003 and March 31, 2004, we were in compliance with the first four covenants and the last covenant was not yet applicable.

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

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2003, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of December 31, 2003, we owed Lung Hwa Electronics $2.0 million in trade payables net of the remaining $750,000 deposit.

In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. See “Certain Relationships and Related Transactions.”

We believe current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank which we believe will be renewed, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

Backlog

Our backlog at March 31, 2004 was $3.6 million as compared to a backlog at March 31, 2003 of $3.2 million. Based on historical trends, we anticipate that our March 31, 2004 backlog may be reduced by approximately 10%, or $360,000, to a net amount of $3.2 million as a result of returns and reclassification of certain expenses as reductions to net sales.

Our backlog at December 31, 2003 was $5.3 million as compared to a backlog at December 31, 2002 of $12.4 million. Based on historical trends, we anticipate that our December 31, 2003 backlog may be reduced by approximately 10%, or $500,000, to a net amount of $4.8 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

Contractual Obligations At December 31, 2003	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	925,328	359,667	565,691	—	—
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$925,328	$359,667	$565,691	$—	$—

The above table outlines our obligations as of December 31, 2003 and does not reflect the changes in our obligations that occurred after that date.

Impact of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. This statement is not applicable to us.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to us.

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

Quantitative and Qualitative Disclosures About Market Risk

Our operations were not subject to commodity price risk during 2003 or during the first quarter of 2004. Our sales to a foreign country (Canada) were approximately 1.5% of our total sales for 2003 and approximately 1.3% of our total sales for the first quarter of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

We currently have an asset-based business loan agreement with United National Bank in an amount of up to $6.0 million. The line of credit provides for an interest rate equal to the prime lending rate as reported in The Wall Street Journal plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the United National Bank business loan agreement.

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

We have incurred significant losses in the past, and we may continue to incur significant losses in the future. If we continue to incur losses, we will experience negative cash flow which may hamper current operations and may prevent us from expanding our business.

We have incurred net losses in each of the last four years. As of March 31, 2004, we had an accumulated deficit of approximately $14.8 million. During 2003, 2002 and 2001, we incurred net losses in the amounts of approximately $265,000, $8.3 million, and $5.5 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

We depend on a small number of retailers for the vast majority of our sales. A reduction in business from any of these retailers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of retailers. During the first quarter of 2004, net sales to our two largest retailers, Staples and Best Buy, represented approximately 39% and 19%, respectively, of our total net sales, and net sales to our next four largest retailers, RadioShack, Circuit City, Office Depot and

Microcenter, represented approximately 11%, 10%, 6% and 5%, respectively, of our total net sales. During the first quarter of 2004, aggregate net sales to these six retailers represented approximately 84% of our total net sales. During 2003, net sales to our two largest retailers, Best Buy and Circuit City, represented approximately 28% and 13%, respectively, of our total net sales, and net sales to our next four largest retailers, Office Depot, OfficeMax, CompUSA and Staples represented approximately 10%, 10%, 9% and 8%, respectively, of our total net sales. During 2003, aggregate net sales to these six retailers represented approximately 78% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

Our agreements with these retailers do not require them to purchase any specified number of products or dollar amount of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, our sales generated from these retailers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these retailers cease or decline, we will be able to replace these sales with sales to either existing or new retailers in a timely manner, or at all. A cessation or reduction of sales, or a decrease in the prices of products sold to one or more of these retailers has significantly reduced our net sales for one or more reporting periods in the past and could, in the future, cause a significant decline in our net sales and profitability.

Our lack of long-term purchase orders and commitments could lead to a rapid decline in our sales and profitability.

All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our retailers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current retailers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever. For example, in 2003 we did not sell any of our products to OfficeMax for a period of several months which resulted in a 70% decrease in sales to OfficeMax in 2003 as compared to 2002. This significant decline in sales was one of the primary reasons for the 26% decline in net sales for 2003 as compared to 2002. The decision to suspend sales was a mutual decision between us and OfficeMax because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of retailers for the vast majority of our sales, the magnitude of the ramifications of these risks, is greater than if our sales were less concentrated within a small number of retailers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

One or more of our largest retailers may directly import or private label products that are identical or very similar to our products. This could cause a significant decline in our sales and profitability.

Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Best Buy, Circuit City, Staples, Office Depot, RadioShack and Microcenter collectively accounted for 84% of our net sales for the quarter ended March 31, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first quarter of 2004 totaled $2.8 million representing a decrease of 50% from $5.6 million in the first quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private label program. As a consequence, our sales and profitability could decline significantly.

Historically, a substantial portion of our assets have been comprised of accounts receivable representing amounts owed by a small number of retailers. We expect this to continue in the future. If any of these retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our current sales volume.

Our accounts receivable represented 46%, 46%, 50% and 38% of our total assets as of December 31, 2003, 2002 and 2001, and as of the three months ended March 31, 2004, respectively. As of March 31, 2004, 78% of our accounts receivable represented amounts owed by five retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2003, 63% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with United National Bank and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

If we are unable to renew or replace our credit facility with United National Bank prior to its September 1, 2004 expiration date, we may be unable to borrow funds to purchase inventory to sustain or expand our current sales volume and to fund our day-to-day operations.

Our credit facility with United National Bank expires on September 1, 2004. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable. In the event of a payment default, United National Bank may accelerate the loan and declare all amounts immediately due and payable. If we are unable to renew or replace this credit facility prior to September 1, 2004, or if United National Bank calls the loan due in advance of its expiration as a result of a default, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we may be unable to fund our day-to-day operations.

We rely heavily on our Chief Executive Officer, Tony Shahbaz. The loss of his services could adversely affect our ability to source products from our key suppliers and our ability to sell our products to our retailers.

Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer and Secretary. For example, Mr. Shahbaz has developed key personal relationships with our suppliers and retailers, including with our subcontract manufacturers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. Mr. Shahbaz and some of these subcontract manufacturers have acquired interests in business entities that own shares of our common stock. Further, some of these manufacturers also directly hold shares of our common stock. See “Certain Relationships and Related Transactions.” The loss of Mr. Shahbaz could, therefore, result in the loss of our favorable relationships with one or more of our subcontract manufacturers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain “key person” life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business, financial condition and results of operations.

The high concentration of our sales within the data storage industry could result in a significant reduction in net sales and negatively affect our earnings if demand for those products declines.

Sales of our data storage products in the first quarter of 2004 and in the year 2003 accounted for approximately 99% and 94% of our net sales, respectively. Except for our digital entertainment products, which accounted for only approximately 1% and 6% of our net sales in the first quarter of 2004 and in the year 2003, respectively, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

If we fail to accurately forecast the costs of our product rebate or other promotional programs, we may experience a significant decline in cash flow and our brand image may be adversely affected resulting in reduced sales and profitability.

We rely heavily on product rebates and other promotional programs to establish, maintain and increase sales of our products. If we fail to accurately forecast the costs of these programs, we may fail to allocate sufficient resources to these programs. For example, we may fail to have sufficient funds available to satisfy mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with consumers and retailers would be harmed, which may result in reduced sales and profitability. In addition, our failure to adequately forecast the costs of these programs may result in unexpected liabilities causing a significant decline in cash flow and capital resources with which to operate our business.

Our two principal subcontract manufacturers provide us with significantly preferential trade credit terms. If either of these manufacturers does not continue to offer us substantially the same preferential credit terms, our sales and profitability would decline significantly.

Lung Hwa Electronics and Behavior Tech Computer Corp., our two principal subcontract manufacturers, provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. If either of these subcontract manufacturers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See “Certain Relationships and Related Transactions.”

The data storage and digital entertainment industries are extremely competitive. All of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The data storage and digital entertainment industries are extremely competitive. All of our significant competitors in the data storage industry, including Hewlett-Packard, Memorex, Philips Electronics, Samsung Electronics, Sony, TDK and Toshiba, and all of our significant competitors in the digital entertainment industry, including Apple Computer, Bose and Sony have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales.

Data storage and digital entertainment products are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

Data storage and digital entertainment products are subject to rapid technological changes which often cause product obsolescence. Companies within the data storage and digital entertainment industries are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

Our indemnification obligations to our retailers for product defects could require us to pay substantial damages, which could have a significant negative impact on our profitability and financial resources.

A number of our agreements with our retailers provide that we will defend, indemnify and hold them, and their customers, harmless from damages and costs that arise from product warranty claims or from claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or the cost of any resulting liability we incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could adversely affect our profitability and financial resources and could make it difficult or impossible for us to adequately fund our day-to-day operations.

If we are subjected to one or more intellectual property infringement claims, our sales, earnings and financial resources may be adversely affected.

Our products rely on intellectual property developed, owned or licensed by third parties. From time to time, intellectual property infringement claims have been asserted against us. We expect to continue to be subjected to such claims in the future. Intellectual property infringement claims may also be asserted against our retailers as a result of selling our products. As a consequence, our retailers could assert indemnification claims against us. If any third party is successful in asserting an infringement claim against us, we could be required to acquire licenses, which may not be available on commercially reasonable terms, if at all, to discontinue selling certain products to pay substantial monetary damages or to develop non-infringing technologies, none of which may be feasible. Both infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management’s attention and our resources away from our business. In addition, we may lack sufficient litigation defense resources, therefore any one of these developments could place substantial financial and administrative burdens on us and our sales and earnings may be adversely affected.

If we fail to successfully manage the expansion of our business, our sales may not increase commensurately with our capital investments, which would cause our profitability to decline.

We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products, including DVRs, as well as products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management’s close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry.

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

Our failure to successfully manage any of the above tasks associated with our planned product expansion and our expansion into new sales channels could result in our sales not increasing commensurately with our capital investments and causing a decline in our profitability.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could result in damage to our relationships with our retailers and loss of consumer loyalty. Because we are a small company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce our deplete our financial resources.

If our products are not among the first-to-market, or if consumers do not respond favorably to either our new or enhanced products, our sales and earnings will decline.

One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic®, Digital Research Technologies® and Hi-Val® brands are perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our brands as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which would decrease our net sales and earnings.

As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products. Accordingly, future sales and any future profits from DVD-based products are substantially dependent upon widespread consumer acceptance of DVD-based products. If this widespread consumer acceptance of DVD-based products does not occur, or is delayed, our sales and earnings will be adversely affected.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under three brand names, I/OMagic®, Digital Research Technologies® and Hi-Val®. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as “MediaStation,” “DataStation,” Digital Photo Library™, EasyPrint™, Sound Assault™ and PolarTech™. One of our key business strategies is to use our brand and product names to successfully compete in the data storage and digital entertainment industries. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

Consumer acceptance of alternative sales channels may increase. If we are unable to adapt to these alternative sales channels, sales of our products may decline.

We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first quarter of 2004, six of our retailers accounted for 84% of our total net sales. Similarly, during 2003, six of our retailers accounted for 78% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

A labor strike at a shipping port at which our products are shipped or received could prevent us from taking timely delivery of inventory, which could cause our sales and profitability to decline.

From time to time, shipping ports experience labor strikes or work stoppages which delay the delivery of imported products. The port of Long Beach, California, through which most of our products are imported from Asia, experienced a labor strike in September 2002 which lasted nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our retailers, which caused our sales to decline. Any future labor strike or work stoppage at a shipping port at which our products are shipped or received would prevent us from taking timely delivery of inventory and cause our sales to decline. In addition, many of our retailers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. In the event of a similar labor strike or work stoppage in the future, in order to meet our delivery obligations to our retailers and avoid penalties for missed delivery dates, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs. We would typically be unable to pass these extra costs along to either our retailers or to consumers. Also, because the average selling prices of our products decline, often rapidly, during their short product life cycle, delayed delivery of products could yield significantly less than expected sales and profits.

Our operations are vulnerable because we have limited redundancy and backup systems.

Our internal order, inventory and product data management system is an electronic system through which our retailers place orders for our products and through which we manage product pricing, shipment, returns and other matters. This system’s continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

Our stock price is highly volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the second quarter of 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.45, respectively. During 2003, the high and low closing bid prices of a share of our common stock were $8.50 and $3.50, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	economic conditions specific to the data storage or digital entertainment products industries;

•	announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	the loss of one or more of our top six retailers or the cancellation or postponement of orders from any of those retailers;

•	delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

•	disputes or litigation concerning our rights to use third parties’ intellectual property or third parties’ infringement of our intellectual property;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in foreign currency exchange rates affecting our product costs and pricing;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our common stock or other securities.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources from our business. Any of the risks described above could have an adverse effect on our business, financial condition and results of operations and therefore on the price of our common stock.

Our common stock has a small public float and shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well.

As of July 29, 2004, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 126,275 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. However, as a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 80% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from July 29, 2004). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our articles of incorporation, our bylaws and Nevada law each contain provisions that could discourage transactions resulting in a change in control of I/OMagic, which may negatively affect the market price of our common stock.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in the ownership of I/OMagic or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and

•	our board of directors are expressly authorized to make, alter or repeal our bylaws.

In addition, we may be subject to the restrictions contained in Sections 78.378 through 78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a “controlling interest,” which is equal to either one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of a corporation, that person is an “interested stockholder” and may not vote that person’s shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of I/OMagic.

We cannot assure you that an active market for our shares of common stock will develop or, if it does develop, will be maintained in the future. If an active market does not develop, you may not be able to readily sell your shares of our common stock.

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

Because we are subject to “penny stock” rules, the level of trading activity in our common stock may be reduced. If the level of trading activity is reduced, you may not be able to readily sell your shares of our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks are, generally, equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in investing in the penny stock market. The broker-dealer also must provide the prospective investor with current bid and offer quotations for the penny stock and the amount of compensation to be paid to the broker-dealer and its salespeople in the transaction. Furthermore, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and must provide each holder of penny stock with a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the prospective investor and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of July 29, 2004 and their business experience are as follows:

Name	Age	Titles
Tony Shahbaz	42	Chairman of the Board, President, Chief Executive Officer, Secretary, Director
Steve Gillings	54	Chief Financial Officer
Anthony Andrews	42	Vice President of Product Development and Engineering, Director
Steel Su	52	Director
Daniel Hou(1)	55	Director
Daniel Yao(1)	48	Director
Young-Hyun Shin	51	Director

(1)	Member of the Audit Committee, Compensation Committee and Nominating Committee.

Tony Shahbaz is a founder of I/OMagic and has served as our Chairman of the Board, President, Chief Executive Officer, Secretary and as a director since September 1993, and as our Chief Financial Officer from September 1993 to October 2002. Prior to founding I/OMagic, Mr. Shahbaz was employed by Western Digital Corporation from September 1986 to March 1993. During his tenure at Western Digital Corporation, Mr. Shahbaz held several positions including Vice President of Worldwide Sales for its Western Digital Paradise division, and Regional Director of Asia Pacific Sales and Marketing Operations.

Steve Gillings has served as our Chief Financial Officer since October 2002. Prior to assuming this position, Mr. Gillings served as our Vice President of Finance from October 2000 to October 2002 and as our Controller from November 1997 to October 2000. Mr. Gillings received a B.S. degree in Accounting from the University of California at Berkeley in 1971 and an M.B.A. degree in Finance from California State University Fullerton in 1992.

Anthony Andrews has served as our Vice President of Product Development and Engineering since he joined I/OMagic in March 1994 and has served as a director since October 1995. From 1988 to 1994, Mr. Andrews was a principal engineer at Western Digital Corporation, where he was involved in product and software design including the development of portable notebook power management software. Prior to that, Mr. Andrews was a staff engineer with Rockwell International from 1985 to 1988. Mr. Andrews received a B.S. degree in Math and Computer Science from the University of California at Los Angeles in 1985.

Steel Su has served as a director of I/OMagic since September 2000 and is a founder of Behavior Tech Computer Corp., one of our principal subcontract manufacturers and stockholders and has served as its Chairman since 1980. Mr. Su has served and continues to serve as a director or chairman of the following affiliates of Behavior Tech Computer Corp.: Behavior Design Corporation (chairman), Behavior Tech Computer (USA) Corp. (chairman), Behavior Tech Computer Affiliates, N.V. (chairman) and BTC Korea Co., Ltd. (director). Mr. Su has served as chairman of Gennet Technology Corp., Emprex Technologies Corp., Maritek Inc. and MaxD Technology Inc. since 1992, 1998, 1999 and 2000, respectively. Mr. Su has also served as a director of Aurora Systems Corp. and Wearnes Peripherals International (PTE) Limited since 1998 and 2000, respectively. Mr. Su received a B.S. degree in Electronic Engineering from Ching Yuan Christian University, Taiwan in 1974 and an M.B.A. degree from National Taiwan University in 2001.

Daniel Hou has served as a director of I/OMagic since January 1998. Since 1986, Mr. Hou has served as the President of Hou Electronics, Inc., a computer peripheral supplier that he founded and that is one of our stockholders. Mr. Hou is a member and past President of the Southern California Chinese Computer Association and is an active member of the American Chemistry Society. Mr. Hou received a B.A. degree in Chemistry from National Chung-Hsing University, Taiwan in 1973 and a Masters degree in Material Science from the University of Utah in 1978.

Daniel Yao has served as a director of I/OMagic since February 2001 and has been a Chief Strategy Officer for Ritek Corporation, an affiliate of Citrine Group Limited, one of our stockholders, since July 2000. Prior to joining Ritek, Mr. Yao served as the Senior Investment Consultant for Core Pacific Securities Capital from July 1998 to July 2000. Prior to that, Mr. Yao was an Executive Vice President for ABN Amro Bank in Taiwan from July 1996 to July 1998. Mr. Yao received a B.A. degree in Business Management from National Taiwan University in 1978 and a M.B.A. degree from the University of Rochester in New York in 1984.

Young-Hyun Shin has served as a director of I/OMagic since September 2000. Mr. Shin was the former President and Chief Executive Officer of BTC Korea Co., Ltd., one of our principal subcontract manufacturers and one of our stockholders, from March 1988 through October 2003. Mr. Shin has been a director of BTC Korea Co., Ltd. since March 1988. Mr. Shin received a B.S. degree in Electronics from Yonsei University, Korea in 1979.

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

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and Senior Financial Officers. We have included these codes in the exhibit list to this report.

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

Item 11. Executive Compensation

Compensation of Executive Officers

The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2003, 2002 and 2001 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2003:

Summary Compensation Table

Name and Principal Position	Year		Annual Compensation
			Salary			Bonus
Tony Shahbaz Chairman, President, Chief Executive Officer and Secretary	2003 2002 2001		$ $ $	198,500 202,259 180,857	(1)	$ $ $	28,259 89,067 —
Steve Gillings Chief Financial Officer	2003 2002	(2)	$ $	95,000 84,537		$ $	5,000 12,000

(1)	Includes $40,853 of salary earned by Mr. Shahbaz as an employee of IOM Holdings, Inc.
(2)	Mr. Gillings became an executive officer of I/OMagic on October 10, 2002.

Option Grants in Last Fiscal Year

We did not grant any stock options or stock appreciation rights to Mr. Shahbaz or Mr. Gillings during 2003.

Aggregated Option Exercises and Fiscal Year-End Values

Neither Mr. Shahbaz nor Mr. Gillings held any options as of December 31, 2003. Neither Mr. Shahbaz nor Mr. Gillings acquired any shares through the exercise of any options during the year ended December 31, 2003.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On October 15, 2002, we entered into an employment agreement with Tony Shahbaz. Under the terms of the employment agreement, which were retroactively effective as of January 1, 2002, Mr. Shahbaz serves as our President and Chief Executive Officer and is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income. Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The employment agreement terminates on October 15, 2007; however, it is subject to automatic renewal. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, he is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination and upon termination without cause, he is entitled to receive his remaining salary amount for the remaining outstanding term of the agreement. Mr. Shahbaz’s employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of I/OMagic, and that the rights, benefits, and obligations under the agreement shall be assigned to the surviving or resulting corporation or the transferee of our assets.

Board Committees

Our board of directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. Since November 2002, this committee has consisted of Mr. Hou and Mr. Yao. Our board of directors has determined that Mr. Yao is an Audit Committee financial expert. Our board of directors has also determined that Mr. Hou and Mr. Yao are “independent” as defined in NASD Marketplace Rule 4200(a)(15). Our Nominating Committee is presently conducting a search for a third independent director to become a member of our audit committee in order to satisfy the requirements of Nasdaq that we have an audit committee comprised of at least three independent directors.

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Since April 2004, this committee has consisted of Mr. Hou and Mr. Yao.

The Nominating Committee selects nominees for the board of directors. Since April 2004, the Nominating Committee has consisted of Mr. Hou and Mr. Yao. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

•	independence from management;

•	relevant business experience and industry knowledge;

•	judgment, skill, integrity and reputation;

•	existing commitments to other businesses;

•	corporate governance background;

•	financial and accounting background; and

•	the size and composition of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2003. During 2003 and until April 2004, Mr. Shahbaz, our Chief Executive Officer, President and Secretary, was a member of the Compensation Committee. While a member of that committee, Mr. Shahbaz did not make any salary recommendations to our Compensation Committee or our board of directors regarding salary increases for key executives.

Compensation of Directors

Our directors do not receive any compensation for their services, however each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 29, 2004, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,388,175	(2)	52.4%
Steel Su	Common	575,011	(3)	12.7%
Sung Ki Kim	Common	375,529	(4)	8.3%
Daniel Yao	Common	342,368	(5)	7.6%
Daniel Hou	Common	134,886	(6)	3.0%
Anthony Andrews	Common	9,363	(7)	*
Steve Gillings	Common	6,717	(8)	*
Young-Hyun Shin	Common	1,550	(9)	*
All executive officers and directors as a group (7 persons)	Common	3,458,070	(10)	75.5%

*	Less than 1.00%
(1)	Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Su, Hou, Shin, and Yao are directors.
(2)	Consists of: (i) 510,795 shares of common stock and 30,483 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3)	Consists of 406,794 shares of common stock and 1,550 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4)	Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5)	Consists of 1,550 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6)	Consists of 1,550 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.
(7)	Consists of 2,491 shares of common stock and 6,717 shares of common stock underlying options held individually by Mr. Andrews, and 155 shares of common stock underlying options held individually by Mr. Andrews’ wife, Nancy Andrews.
(8)	Consists of 6,717 shares of common stock underlying options held individually by Mr. Gillings.
(9)	Consists of 1,550 shares of common stock underlying options held individually by Mr. Shin.
(10)	Includes 50,272 shares of common stock underlying options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	533,334
Equity compensation plans not approved by security holders	—	$—	—
Warrants issued for services	40,008	$8.49	—

Total	40,008	$8.49	533,334

Item 13. Certain Relationships and Related Transactions

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders and subcontract manufacturers. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee, so that the net handling fee is 3%, is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of March 31, 2004, $750,000 of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. The $750,000 balance of the deposit can currently be applied against our outstanding trade payables, but is expected to remain on deposit with Lung Hwa Electronics until the end of the term of the trade credit facility, at which time any balance will be offset against our outstanding trade payables and any remaining balance will be refunded. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of March 31, 2004, we owed Lung Hwa Electronics $308,275 in trade payables, net of the remaining $750,000 deposit. During the first quarter of 2004, we purchased a total of $556,000 of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics. During 2002, we purchased no inventory from Lung Hwa Electronics.

We believe that many of the terms available to us under our trade credit facility with Lung Hwa Electronics are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa Electronics extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa Electronics, the level of security provided by us to Lung Hwa Electronics was initially $1.5 million and is currently $750,000 for a $10.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

Our relationship and our trade credit facility with Lung Hwa Electronics enables us to acquire products from manufacturers who we believe are some of the largest electronics manufacturers in the world. We currently do not buy any products that Lung Hwa Electronics manufactures. We buy products through Lung Hwa Electronics by using Lung Hwa Electronics’ size and purchasing power as a source of credit strength. If we were to acquire these products directly from the manufacturers, we would likely be required to send payment in advance of shipment of those products. Due to our relatively small size, we would likely be unable to qualify for extended payment terms of even 30 days. Accordingly, we believe that our relationship and trade credit facility with Lung Hwa Electronics is likely unique, could not be replaced through a relationship with an unrelated third party and is important in enabling us to secure certain products that we sell.

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of March 31, 2004, we owed BTC USA $5.4 million under this arrangement. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. As of December 31, 2002, we owed BTC USA $2.4 million under a prior arrangement. During the first quarter of 2004, we purchased $7.7 million of inventory from BTC USA. During 2003 we purchased $20.1 million of inventory from BTC USA. During 2002, we purchased $10.0 million of inventory from BTC USA; however, all purchases within the previous two years and prior to February 2003, when we entered into our Warehouse Services and Bailment Agreement with BTC USA, were on a purchase order basis and our payment terms were 75 days. Prior to February 2003, although not formally documented, in practice, our trade line of credit allowed us to purchase up to $5.0 million of inventory. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See “Principal and Selling Stockholders.”

We believe that many of the terms available to us under our Warehouse Services and Bailment Agreement with BTC USA are advantageous as compared to terms available from unrelated third parties. For example, this Agreement allows us to store up to $10.0 million of consigned inventory at our warehouse, without obligation to pay BTC USA for the inventory until 60 days after we take title to the inventory. We believe that it is unlikely that unrelated third parties would permit this consignment arrangement and that we would instead be subject to standard payment terms, the best of which would likely be 60-day payment terms; however, either payment in advance or within 30 days is more customary. Our $10.0 million line of credit with 60 days payment terms without interest may also permit terms better than we could obtain from unrelated third parties. The best payment terms under a line of credit with a unrelated third party subcontract manufacturer would likely be 60 day payment terms; however, payment in advance or within 30 days is more customary.

Our relationships with Lung Hwa Electronics and BTC USA provide us with numerous advantages. We believe that both entities are significant suppliers within their industries and have substantial manufacturing and product development capabilities and resources. The advantageous terms we are able to obtain from them allow us to utilize more capital resources for other aspects of our business and to remain competitive with larger, more established companies. In addition, we are better able to manage our cash flow as a result of our significant trade line of credit with Lung Hwa Electronics and our consignment arrangement with BTC USA. We believe that these advantageous terms contribute positively to our results of operations.

In the past, equity investments by Lung Hwa Electronics and BTC USA, or its affiliates, have enabled us to obtain inventory with little or no cash expenditures, which we believe has helped us establish, maintain and grow our business. We believe that our relationships with these related parties has in the past benefited our business and contributed positively to our historical results of operations.

We leased our previous facility, located in Santa Ana, California, from January 2001 through September 2003 from Alex Properties, an entity owned through late March 2003 by Mr. Shahbaz, our Chief Executive Officer, President, Secretary and Director, and Mr. Su, a director and beneficial owner of I/OMagic. In late March 2003, the ownership of Alex Properties was transferred to Mark Vakili as part of the settlement of a lawsuit. See “Business — Legal Proceedings” elsewhere in this report. In 2003, we paid $86,000 to Alex Properties for rent while it was owned by Mr. Shahbaz and Mr. Su.

We are a party to an employment agreement with Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director. See “Management — Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 4, 2004, except for the first paragraph of Note 18,

as to which the date is March 9, 2004, the second paragraph

of Note 18 as to which the date is March 15, 2004,

the first and second paragraphs

of Note 10, as to which the date is

March 31, 2004, and Note 19, as to which the date

is June 27, 2004

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities
Line of credit	$5,938,705	$10,372,827
Accounts payable and accrued expenses	5,572,878	7,285,246
Accounts payable - related parties	10,370,119	2,607,278
Reserves for customer returns and sales incentives	853,373	765,898
Current portion of settlement payable	1,000,000	3,000,000

Total current liabilities	23,735,075	24,031,249

Settlements payable, net of current portion	—	1,000,000

Total liabilities	23,735,075	25,031,249

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Series B, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 100,000,000 shares authorized 4,529,672 and 4,529,672 shares issued and outstanding	4,530	4,530
Additional paid-in capital	31,557,988	31,557,988
Treasury stock, 13,493 and 4,226 shares, at cost	(126,014)	(42,330)
Accumulated deficit	(15,058,787)	(14,793,468)

Total stockholders’ equity	16,377,717	16,726,720

Total liabilities and stockholders’ equity	$40,112,792	$41,757,969

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

	2003	2002	2001
Net sales	$62,222,513	$83,529,708	$67,788,959
Cost of sales	53,083,729	74,665,823	62,776,334

Gross profit	9,138,784	8,863,885	5,012,625

Operating expenses
Selling, marketing, and advertising	1,507,222	1,437,704	1,487,828
General and administrative	6,461,613	7,360,904	6,461,112
Depreciation and amortization	1,268,077	1,223,837	2,231,899

Total operating expenses	9,236,912	10,022,445	10,180,839

Income (loss) from operations	(98,128)	(1,158,560)	(5,168,214)

Other income (expense)
Interest income	378	2,047	31,780
Interest expense	(248,754)	(385,948)	(418,381)
Currency transaction gain (loss)	55,693	(1,717)	—
Settlement expense and related legal costs	—	(5,178,174)	—
Gain (loss) on disposal of property and equipment	(61)	38,759	—
Other income (expense)	(1,593)	—	10,170

Total other income (expense)	(194,337)	(5,525,033)	(376,431)

Income (loss) before provision for (benefit from) income taxes	(292,465)	(6,683,593)	(5,544,645)
Provision for (benefit from) income taxes	(27,148)	1,663,638	3,000

Net income (loss)	$(265,317)	$(8,347,231)	$(5,547,645)

Basic earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)

Diluted earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)

Basic weighted-average shares outstanding	4,529,672	4,528,894	4,528,341

Diluted weighted-average shares outstanding	4,529,672	4,528,894	4,528,341

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock
	Series A			Series B
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Common Stock		Additional Paid-In Capital	Deferred Compen- sation	Treasury Stock	Accumulated Deficit	Total
							Shares	Amount
Balance, December 31, 2000	875,000	$875	$6,999,125	250,000	$250	$1,999,750	4,528,006	$4,528	$31,556,735	$(3,100)	$—	$(8,898,592)	$31,659,571
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	624	—	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	3,100	—	—	3,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,547,645)	(5,547,645)

Balance, December 31, 2001	875,000	875	6,999,125	250,000	250	1,999,750	4,528,839	4,529	31,557,359	—	—	(14,446,237)	26,115,651
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(42,330)	—	(42,330)
Repurchase of Series A – redeemable convertible preferred stock	(875,000)	(875)	(6,999,125)	—	—	—	—	—	—	—	—	6,222,222	(777,778)
Repurchase of Series B – redeemable convertible preferred stock	—	—	—	(250,000)	(250)	(1,999,750)	—	—	—	—	—	1,777,778	(222,222)
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	629	—	—	—	630
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,347,231)	(8,347,231)

Balance, December 31, 2002	—	—	—	—	—	—	4,529,672	4,530	31,557,988	—	(42,330)	(14,793,468)	16,726,720
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(83,684)	—	(83,684)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(265,319)	(265,319)

Balance, December 31, 2003	—	$—	$—	—	$—	$—	4,529,672	4,530	31,557,988	$—	(126,014)	(15,058,787)	16,377,717

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(265,317)	$(8,347,231)	$(5,547,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	689,341	307,505	302,775
(Gain) loss on disposal of property and equipment	61	(38,759)	—
Amortization of trademarks	578,736	916,332	1,929,124
Amortization of deferred compensation	—	—	3,100
Allowance for doubtful accounts	1,478,089	1,300,000	850,937
Reserves for customer returns and sales incentives	87,475	(1,839,781)	373,592
Reserves for obsolete inventory	125,000	2,070,200	410,000
Impairment of deferred income taxes	—	1,755,311	—
(Increase) decrease in
Accounts receivable	(862,783)	7,489,342	(10,585,686)
Accounts receivable—related parties	—	—	84,710
Inventory	(916,430)	1,026,227	7,373,008
Prepaid expenses and other current assets	(378,304)	2,263,469	(2,107,901)
Other assets	(27,032)	14,288	—
Increase (decrease) in
Accounts payable and accrued expenses	(1,712,369)	(4,690,892)	6,442,547
Accounts payable—related parties	7,762,841	(2,965,802)	(1,065,041)
Settlement payable	(3,000,000)	4,000,000	—

Net cash provided by (used in) operating activities	3,559,308	3,260,209	(1,536,480)

Cash flows from investing activities
Proceeds from disposal of property and equipment	$500	$74,000	$—
Restricted cash	(100,000)	—	—
Purchase of property and equipment	(170,776)	(135,597)	(141,219)

Net cash used in investing activities	(270,276)	(61,597)	(141,219)

Cash flows from financing activities
Net borrowings (payments) on line of credit	(4,434,122)	750,586	2,625,272
Payments on capital lease obligations	—	(10,978)	(27,121)
Purchase of treasury stock	(83,684)	(42,330)	—
Payments on repurchase of redeemable convertible preferred stock	—	(1,000,000)	—
Proceeds from exercise of warrants	—	630	625

Net cash provided by (used in) financing activities	(4,517,806)	(302,092)	2,598,776

Net increase (decrease) in cash and cash equivalents	(1,128,774)	2,896,520	921,077

Cash and cash equivalents, beginning of period	7,320,143	4,423,623	3,502,546

Cash and cash equivalents, end of period	$6,091,369	$7,320,143	$4,423,623

Supplemental disclosures of cash flow information

Interest paid	$229,379	$363,171	$396,868

Income taxes paid (refunded)	$(3,083)	$(91,055)	$3,000

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of non-cash investing and financing activities

The Company did not have any non-cash transactions during the year ended December 31, 2003.

During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

•	Paid $1.0 million to repurchase 875,000 shares of Series A redeemable convertible preferred stock and 250,000 shares of Series B redeemable convertible preferred stock, valued at $7.0 million and $2.0 million, respectively. The gain on repurchase of $8.0 million was netted against accumulated deficit in the consolidated balance sheet.

The Company did not have any non-cash transactions during the year ended December 31, 2001.

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (“I/OMagic”), a Nevada corporation, and its subsidiaries (collectively, the “Company”) develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers.

Acquisitions

Hi-Val, Inc.

On March 29, 2000, IOM Holdings, Inc. (“IOMH”), which subsequently became a subsidiary of I/OMagic, acquired certain assets of Hi-Val, Inc. (“Hi-Val”) from Development Specialists, Inc., the assignee of Hi-Val’s assets pursuant to a general assignment executed by Hi-Val pursuant to Section 493.010 of the California Code of Civil Procedure. The stated purchase price for the assets was $15,878,335; however, total consideration was adjusted to $15,401,154, based on imputed interest of $477,181. In connection with the acquisition, IOMH borrowed a total of $9.0 million from its lender, FINOVA Capital Corporation, comprised of a secured promissory note dated March 9, 2000 in the principal amount of $8.0 million and a secured promissory note dated March 9, 2000 in the principal amount of $1.0 million. The $8.0 million promissory note provided that $2.0 million of the principal amount accrued interest at a rate per annum equal to the Prime Rate (announced from time to time by Citibank) plus 0.5%. The remaining $6.0 million of the $8.0 million principal amount accrued interest at the rate of 0% per annum. Upon an event of default, interest would accrue on the entire $8.0 million principal amount of the promissory note at a rate per annum equal to the Prime Rate plus 6.0%. The $1.0 million principal note provided that the entire principal amount of the promissory note accrued interest at the rate per annum equal to the Prime Rate plus 0.5%. Upon an event of default, interest would accrue on the entire $1.0 million principal amount of the promissory note at a rate per annum equal to the Prime Rate plus 6.0%. Principal and accrued interest on both promissory notes were due and payable 180 days after March 9, 2000. At December 31, 2000 the Prime Rate equaled 9.5%. In connection with the transaction, IOMH also paid FINOVA Capital Corporation $712,681. IOMH recorded $9,645,679 in excess of cost over fair value of net assets acquired, identified as the trademarks. The acquisition was accounted for by the purchase method.

For financial statement purposes, the acquisition occurred on April 1, 2000. The assets acquired were as follows:

Accounts receivable	$2,987,637
Inventory	1,890,818
Due from related party	563,689
Property and equipment	1,173,654
Liabilities assumed	(860,323)
Trademark	9,645,679

Total	$15,401,154

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IOM Holdings, Inc.

On December 31, 2000, I/OMagic acquired 100% of the issued and outstanding shares of IOM Holdings, Inc., a Nevada corporation, for 1,600,000 restricted shares of common stock. The entities were under common control; therefore, the acquisition has been accounted for in a manner similar to a pooling-of-interests.

Principles of Consolidation

The consolidated financial statements include the accounts of I/OMagic and its subsidiaries, IOM Holdings and I/OMagic Corporation, a California corporation. All material intercompany accounts and transactions have been eliminated.

Stock Split

On December 6, 2002, the Company amended its Articles of Incorporation to effect a 1-for-15 reverse stock split as of December 20, 2002. All share and per share data have been retroactively restated to reflect this reverse stock split.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition”, updated by SAB’s 103 and 104, “Update of Codification of Staff Accounting Bulletins.” Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company applies the specific provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Under SFAS No. 48, product revenue is recorded at the time of shipment, net of estimated allowances and returns. The criteria for revenue recognition in SFAS No. 48 are satisfied as follows: the sales price is substantially fixed or determinable at the date of sale; there is an obligation by the retailer to pay the Company which is not contingent upon resale of the product by the retailer and which does not change if the product is stolen or damaged while in the retailer’s possession; the retailer has separate economic substance (is an independent third party unaffiliated with the Company); the Company does not have significant obligations to the retailer for future performance at the time of sale to directly bring about the sale of the product by the retailer; and, the amount of future returns can be reasonably estimated (based upon the Company’s prior years’ actual returns). For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when the Company’s retailers sell its products to retail customers, at which point the retailers incur an obligation to pay the Company.

Reductions to product revenue are also recognized under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor’s Products.” The Company reduces its product revenue for marketing promotions, Market Development Fund and Cooperative Advertising costs and other factors included in EITF 01-9.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s sales terms with its retailers are either: (i) net/net; (ii) regular terms; or (iii) consignment sales. Net/net sales have no right of return by the retailer and no sales incentives to the retailer. Payment terms can range from prepayment by letter of credit or wire transfer to net thirty days. Revenue is recognized upon shipment. Regular terms include right of return by the retailer and sales incentives to the retailer, and payment terms may range from prepayment by letter of credit or wire transfer to net sixty days, with net ninety days under rare, special circumstances such as product shipped to new stores. Revenue is recognized upon shipment. Consignment sales include right of return. As the consigned inventory is still owned by the Company, the Company lowers the sales price when a sale is made to a retail customer. The consignment retailer is not given a credit for a price reduction as there was no initial sales price invoiced to them. Revenue is recognized when the retailer informs the Company that the product has been sold to its retail customer, the end user. The Company receives a weekly sell through report on consigned inventory from each retailer and the Company uses that report to record its sales.

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

Restricted Cash

Cash which is used to back a Letter of Credit with a retailer is considered restricted.

Inventory

Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

The Company’s products are subject to limited warranties ranging in duration of up to one year. These warranties cover only repair or replacement of the product. The Company’s subcontract manufacturers provide the Company with warranties of a duration at least as long as the warranties provided by the Company to consumers. The warranties provided by the Company’s subcontract manufacturers cover repair or replacement of the product.

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

Trademarks

The trademarks acquired in April 2000 were originally being amortized over a 5-year period. In the second quarter of 2002, as a result of a valuation of the trademarks by an independent third party performed as part of the adoption of, and in compliance with, SFAS No. 142, “Goodwill and Other Intangible Assets,” the lives of the Hi-Val and Digital Research Technologies trademarks were determined to be ten years from the date of the valuation. This extension decreased amortization expense by $1,350,388, or $0.30 per share, for the year ended December 31, 2003 and $1,012,792, or $0.22 per share, for the year ended December 31, 2002. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable. When factors indicate that the value of the trademarks may be impaired, the Company estimates the remaining value and reduces the trademarks to that amount.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss)
As reported	$(265,317)	$(8,347,231)	$(5,547,645)
Add stock based compensation expense included in net income, net of tax	—	—	—
Deduct total stock based employee compensation expense determined under fair value method for all awards, net of tax	—	(88,880)	(93,600)

Pro forma	$(265,317)	$(8,436,111)	$(5,641,245)

Earnings per common share
Basic - as reported	$(0.06)	$(1.84)	$(1.23)
Basic - pro forma	$(0.06)	$(1.86)	$(1.25)
Diluted - as reported	$(0.06)	$(1.84)	$(1.23)
Diluted - pro forma	$(0.06)	$(1.86)	$(1.25)

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising costs were $160,000, $3,500, and $120,577, respectively.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computations of diluted net income (loss) per share for the years ended December 31, 2003, 2002, and 2001 because the effect would have been anti-dilutive.

	Year Ended December 31,
	2003	2002	2001
Stock options outstanding	—	20,000	40,000
Warrants outstanding	40,008	—	—
Redeemable convertible preferred Stock	—	—	240,000

Total	40,008	20,000	280,000

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Sales Incentive Reserve

From time to time, the Company enters into agreements with certain retailers regarding price decreases that are determined by the Company in its sole discretion. These agreements allow those retailers (subject to limitations) a credit equal to the difference between the price originally paid and the new lower price on units in the retailers’ inventories or in transit to the retailers on the date of the price decrease. When a specific price decrease is agreed upon with a retailer, the Company reduces sales by the estimated amount to be deducted by the retailer on a future payment with a corresponding increase in reserves for sales incentives.

Rebate Promotions Accruals

The Company periodically offers rebate promotions to retailers which are provided to their end-user customers. During the period of the rebate promotion, the Company reduces sales by the estimated amount of the rebate promotion with a corresponding accrual for the estimated liability. Estimates for rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the rebate promotion, the estimated sales during the promotion, and the anticipated redemption rate of the program based on historical experience.

Market Development Fund/Cooperative Advertising Accruals

The Company has agreements with certain retailers in which the retailer is allowed to use a set percentage of its purchases of the Company’s products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of the Company’s products. Each period the Company reduces sales by the estimated amounts to be deducted by the retailers on future payments with a corresponding increase in the accrual for the estimated liability.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Returns

The Company allows its retailers to return defective products following a customary return merchandise authorization process. The Company utilizes historical return rates to determine its allowance for returns in each period. Sales are adjusted by the estimated returns while cost of sales are adjusted by the estimated cost of those sales. In deriving its allowance for future returns, the Company considers several factors to be significant. These factors are relatively predictable based upon historical return rates. These factors include the amount of time from actual sale to the product being returned, the estimated return rates, and the estimated gross margin on the products sold.

The Company includes estimated time to return product to the Company. The Company has a limited 90-day to one year time period for product returns from end-users; however, the Company’s retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. While the Company believes that most returns occur shortly after purchase, the Company uses a two-month window in its estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by the Company.

The Company’s return rate is based upon its past history of actual returns. The Company believes that return rates are dependent on its ability to provide technical support for its products. As the Company has been selling the same lines of products for several years, the Company believes that its technical support staff has developed knowledge and expertise in solving the end-users’ issues which has lead to diminishing product returns by the end users. In 2002, the Company reduced its estimated future return rate from 13.9% to 8.5%. The Company believes the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If the Company encounters problems with its technical support, either with current products or with new products the Company might introduce in the future, then it would need to reconsider this factor. The Company’s estimated future return rate remained at this level throughout 2003.

Finally, the Company uses an estimate of an average gross margin realized on its products. This average rate is derived from historical results and estimated product mix in future years. If the Company has a significant change in actual gross margin due to increased costs of current products or the introduction of large quantities of new products which have a significantly different gross margin, then the Company would recalculate the gross margin to be used for estimated future returns.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s warranty terms under its arrangements with its suppliers are that any product that is returned by a retailer or retail customer as defective can be returned by the Company to the supplier for full credit against the original purchase price. The Company incurs only minimal shipping costs to its suppliers in connection with the satisfaction of its warranty obligations.

Inventory Obsolescence Allowance

The Company’s warehouse supervisor, production supervisor and production manager physically review the Company’s warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. The Company considers products that have not been sold within six months to be slow moving. Product that is no longer compatible with current hardware or software is considered obsolete. The potential for re-sale of slow moving and obsolete inventories is considered through market research, analysis of the Company’s retailers’ current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. The Company utilizes the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites. The recorded costs of the Company’s slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as the Company believes such reductions are permanent declines in the market price of its products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while the Company continues to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, the Company reduces the reserve by proceeds from the sale of the products.

Inventory Adjustments

The Company’s warehouse supervisor, production supervisor and production manager physically review the Company’s warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company’s subcontract manufacturers) which are considered obsolete or damaged are reviewed by these personnel together with the Company’s Controller or Chief Financial Officer. At the discretion of the Company’s Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company’s detail inventory report and its general ledger are reconciled by the Company’s Controller and any variances result in a corresponding inventory adjustment.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its retailers to make required payments. If the financial condition of the Company’s retailers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. Since the Company’s current retailers are national retailers with a good payment history with the Company, its allowance for doubtful accounts is minimal.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company performs periodic credit evaluations of its retailers and maintains allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reliance on Independent and Related Party Manufacturers/Subcontractors

The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent and related party manufacturers/subcontractors may manufacture and supply products for the Company’s existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company’s “agreement” with the manufacturer. Therefore, any of these companies could terminate their relationships with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its retailers.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONCENTRATIONS OF RISK (Continued)

Retailers

During the year ended December 31, 2003, the Company had net sales to four major retailers that represented 28%, 13%, 10% and 10% of net sales. As of December 31, 2003, accounts receivable from these four retailers were 13%, 4%, 7% and 7% of accounts receivable, respectively.

During the year ended December 31, 2002, the Company had net sales to four major retailers that represented 27%, 26%, 15%, and 14% of net sales. As of December 31, 2002, the Company had four retailers that accounted for 28%, 25%, 17%, and 16% of accounts receivable.

During the year ended December 31, 2001, the Company had net sales to four major retailers that represented 36%, 20%, 15%, and 14% of net sales. As of December 31, 2001, the Company had four retailers that accounted for 25%, 23%, 18%, and 15% of accounts receivable.

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

	December 31,
	2003	2002
Component parts	$3,658,140	$3,098,085
Finished goods—warehouse	2,317,765	2,223,579
Finished goods—consigned	4,235,832	3,965,428
Reserves for inventory	(505,029)	(1,046,812)

Total	$9,706,708	$8,240,280

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Computer equipment and software	$1,041,979	$988,666
Warehouse equipment	55,238	58,570
Office furniture and equipment	264,629	241,557
Vehicles	91,304	91,304
Leasehold improvements	88,020	631,129

	1,541,170	2,011,226
Less accumulated depreciation and amortization	1,001,227	952,159

Total	$539,943	$1,059,067

For the years ended December 31, 2003, 2002, and 2001, depreciation and amortization expense was $689,341, $307,505, and $302,775, respectively. Included in depreciation and amortization expense for the year ended December 31, 2003 is $389,000 related to the accelerated amortization of the leasehold improvements at the Company’s prior Santa Ana facility. At the beginning of 2003, the Company decided to move to a larger facility by the end of September 2003 and therefore amortized the remaining leasehold improvements balance at December 31, 2002 through September 2003.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TRADEMARKS

Trademarks as of December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Trademarks	$9,645,679	$9,645,679
Less accumulated amortization	4,871,044	4,292,308

Total	$4,774,635	$5,353,371

For the years ended December 31, 2003, 2002, and 2001, amortization expense was $578,736, $916,332, and $1,929,124, respectively. Amortization expense for the trademarks will be $578,736 for each of the next five years.

In the second quarter of 2002, as a result of a valuation of the trademarks by an independent third party performed as part of the adoption of, and in compliance with, SFAS No. 142, “Goodwill and Other Intangible Assets,” the lives of the Hi-Val and Digital Research Technologies trademarks were determined to be ten years from the date of the valuation. This extension decreased amortization expense by $1,350,388, or $0.30 per share, for the year ended December 31, 2003 and $1,012,792, or $0.22 per share, for the year ended December 31, 2002.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Accounts payable	$2,525,508	$1,709,736
Accrued rebates and marketing	2,369,544	4,041,126
Accrued compensation and related benefits	192,002	301,851
Other	485,824	1,232,533

Total	$5,572,878	$7,285,246

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINE OF CREDIT

On January 1, 2002, the Company obtained a $9.0 million asset-based line of credit (with a sub-limit of $8.0 million) with ChinaTrust Bank (USA) that was to expire December 15, 2003. The credit facility contained a number of restrictive financial covenants. On each of December 31, 2002, March 31, 2003, and June 30, 2003, the Company was not in compliance with certain of those financial covenants. However, the Company subsequently obtained waivers of these violations from the lender. The waiver relating to the December 31, 2002 covenant violation also modified the original expiration date of December 15, 2003 to October 15, 2003. Subsequently, the Company replaced this line of credit with a line of credit from United National Bank.

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company’s assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of December 31, 2003 was $5,938,705. The amount available to the Company for borrowing as of December 31, 2003 was $61,295.

NOTE 10 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit with a related party for purchases up to $2.0 million. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2002 and December 31, 2003, there were $0 and $0, respectively, in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

Pursuant to an oral agreement, the Company also has available an additional trade line of credit with a related party that provides a trade credit facility of up to $3.0 million carrying net 60 day terms, as defined. As of December 31, 2002 and December 31, 2003, there were $0 and $0, respectively, in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TRADE CREDIT FACILITIES FROM RELATED PARTIES (Continued)

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier’s unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 may be applied against outstanding accounts payable to the related party after six months. As of December 31, 2003, $750,000 had been applied against outstanding accounts payable to the related party. The remaining $750,000 deposit has been offset against Accounts Payable—Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days’ written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days’ written notice of termination. As of December 31, 2003, there were $2,047,173 in trade payables net of the deposit still outstanding ($750,000) under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company’s warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the first quarter of 2004, the Company purchased $7.7 million (unaudited) of inventory under this arrangement. During 2003, 2002 and 2001 the Company purchased $20.1 million, $10.0 million and $12.8 million of inventory, respectively, under this or prior arrangements from this related party. As of December 31, 2003, there were $8,322,946 in trade payables outstanding under this arrangement. As of December 31, 2002, there were $2,607,278 in trade payables outstanding under a prior arrangement with this related party.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2003 are as follows:

Year Ending December 31,
2004	$359,667
2005	350,631
2006	215,060

Total	$925,358

Rent expense was $420,425, $431,590 and $557,529 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in general and administrative expenses in the accompanying statements of income.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

In May 2001, the Company entered into an agreement to provide marketing and promotional funds to a retailer of up to 10% of the net sales to this retailer for a 24-month period, which was temporarily adjusted to 17% for a period during the year ended December 31, 2001. During the year ended December 31, 2001, the Company paid $6,068,479, of which $2,193,535 and $3,874,944 was netted against revenues in the accompanying statements of operations during the years ended December 31, 2002 and 2001, respectively.

For the years ended December 31, 2003, 2002, and 2001, the Company incurred $2,893,200, $3,388,570, and $2,890,502, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying statements of operations.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On August 2, 2001, Mark and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange against Tony Shahbaz, our Chairman, President, Chief Executive Officer and Secretary. This complaint was later amended to add Alex Properties and Hi-Val, Inc. as plaintiffs, and I/OMagic, IOM Holdings, Inc., Steel Su, a director of I/OMagic, and Meilin Hsu, an officer of Behavior Tech. Computer Corp., as defendants. The final amended complaint alleged causes of action based upon breach of contract, fraud, breach of fiduciary duty and negligent misrepresentation and sought monetary damages and rescission. As a result of successful motions for summary judgment, I/OMagic, Mr. Su and Ms. Hsu were dismissed as defendants. On February 18, 2003, a jury verdict adverse to the remaining defendants was rendered, and on or about March 28, 2003, all parties to the action entered into a Settlement Agreement and Release which settled this action prior to the entry of a final judgment. As part of the Settlement Agreement and Release, Mr. Shahbaz and Mr. Su relinquished their interests in Alex Properties and the Vakilis relinquished 66,667 shares of the Company’s common stock, of which 13,333 shares were transferred to a third party designated by the Vakilis. In addition, the Company agreed to make payments totaling $4.0 million in cash and entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which the Company physically occupied. On September 30, 2003, pursuant to the terms of the lease agreement, the Company vacated this real property. During the latter part of 2003 and continuing into the first quarter of 2004, Mark and Mitra Vakili and Alex Properties alleged that the Company had improperly caused damage to the Santa Ana facility. On or about February 15, 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of these new claims conditioned upon the making of the final $1.0 million payment under the Settlement Agreement and Release by February 17, 2004, rather than on the original due date of March 15, 2004. The Company made this payment, and a dismissal of the case was filed with the court on March 8, 2004.

Litigation

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, the Company’s former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company’s First Amended Complaint denying the Company’s allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys’ fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company’s financial position or results of operations.

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

On January 22, 2001, the Company issued 875,000 shares of Series A preferred stock to its financial institution in satisfaction of $7.0 million owed under long-term debt. As of December 31, 2000, the shares were presented as outstanding on the balance sheet, and the related debt was eliminated.

On January 22, 2001, the Company issued 250,000 shares of Series B preferred stock to its financial institution in satisfaction of $2.0 million owed under long-term debt. As of December 31, 2000, the shares were presented as outstanding on the balance sheet, and the related debt was eliminated.

On October 25, 2002, the Company repurchased all of the issued Series A and Series B redeemable convertible preferred stock totaling 875,000 and 250,000 shares, respectively, for a payment of $1.0 million. The gain on repurchase of $8.0 million was netted against accumulated deficit in the accompanying consolidated balance sheet.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issued in Connection with the Exercise of Warrants

During the year ended December 31, 2002, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of A Warrants in the year ended December 31, 2001 for cash of $630 or at a per share price of $0.75.

During the year ended December 31, 2001, the Company issued an aggregate of 833 shares of common stock in connection with the exercise of A Warrants in the year ended December 31, 2000 for cash of $625, or at a per share price of $0.75.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

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

During the years ended December 31, 2001 and 2000, the Company issued warrants to purchase 8,000 and 2,667 shares, respectively, of restricted common stock to the Company’s prior law firm and a consultant, respectively. The warrants were exercisable at prices ranging from $4.50 to $30.00 (fair market value or higher) per share for one year. Management of the Company determined that no additional amounts would have been paid to such law firm for services as invoiced services were paid in cash. Accordingly, the Company did not record legal or consulting expense. During the years ended December 31, 2001 and 2000, 0 and 2,667 warrants, respectively, were exercised. As of December 31, 2003, none of the remaining warrants were exercised, and such warrants expired.

During the year ended December 31, 2000, the Company issued warrants to purchase 10,000 shares of common stock to a public relations firm. The warrants were exercisable at prices ranging from $30.00 to $60.00 (fair market value or higher), 4,000 of the shares to be issued were restricted. The warrants expired between six and 12 months from the date of grant. During the years ended December 31, 2001 and 2000, 4,000, and 6,000 warrants, respectively, expired.

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

Stock Option Plans

The Company has the following two stock option plans:

•	2002 Stock Option Plan (the “2002 Plan”)

•	2003 Stock Option Plan (the “2003 Plan”)

The total number of shares of the Company’s common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Option Plans (Continued)

Under the 2002 Plan and the 2003 Plan (collectively, the “Company Plans”) options granted may be either “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, or “nonqualified options.” Incentive options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under any of the Company Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Company Plans, exceeds $100,000. Nonqualified options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the Company Plans must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

Under the Company Plans, options may be exercised during a period of time fixed by the committee administering the Company Plans (which could include the entire Board of Directors). Options granted under the Company Plans must vest at a rate not less than 20% per year over a consecutive five-year period. No option granted under any of the Company Plans may be exercised more than 10 years after the date of grant. Incentive stock options granted to an optionee who owns more than 10% of the voting securities of the Company may not be exercised more than five years after the date of grant.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Option Plans (Continued)

The following summarizes options and warrants granted and outstanding as of December 31, 2003, 2002, 2001 and 2000:

	Number of Shares			Weighted- Average Exercise Price

	Employee	Non- Employee	Total
Outstanding, December 31, 2000	40,000	833	40,833	$21.69
Exercised	—	(833)	(833)	$0.75

Outstanding, December 31, 2001	40,000	—	40,000	$22.13
Expired, cancelled	(20,000)	—	(20,000)	$27.30

Outstanding, December 31, 2002	20,000	—	20,000	$16.95
Granted	—	40,008	40,008	$8.49
Expired, cancelled	(20,000)	—	(20,000)	$16.95

Outstanding, December 31, 2003	—	40,008	40,008	$8.49

Exercisable, December 31, 2003	—	20,004	20,004	$8.49

The following table is a summary of the stock options and warrants as of December 31, 2003:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$ 7.00 – 10.00	40,008	20,004	0.4 years	$8.49	$8.49
	40,008	20,004

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	2003	2002	2001
Computed “expected” tax benefit	$(144,000)	$(2,272,000)	$(1,885,000)
Income in income taxes resulting from expenses not deductible for tax purposes	8,100	12,000	18,000
Change in beginning of the year balance of the valuation allowance for deferred tax assets allocated to income tax expense	322,600	4,261,000	2,090,000
Return to provision adjustment	(282,400)	—	—
State and local income taxes, net of tax benefit	98,100	(277,000)	(220,000)
Other	(29,548)	(60,362)	—

Total	$(27,148)	$1,663,638	$3,000

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Deferred tax assets
Net operating loss carryforward	$7,420,800	$5,271,000
Allowance for doubtful accounts	8,800	134,000
Allowances for sales returns	216,300	157,000
Allowances for sales incentives	162,100	171,000
Accrued compensation	66,900	86,000
Amortization of trademarks	1,053,700	1,081,000
Settlement payable and related accrued legal expenses	428,400	1,971,000
Inventory	371,000	576,000
Other	7,300	10,000
Valuation allowance	(9,269,600)	(8,947,000)

Total deferred tax assets	465,700	510,000

	2003	2002
Deferred tax liabilities
State tax	$465,700	$495,000
Other	—	15,000

Total deferred tax liabilities	465,700	510,000

	—	—
Less current portion	—	—

Long-term portion	$—	$—

As of December 31, 2003 and 2002, the valuation allowance for deferred tax assets, totaled approximately $9,269,600 and $8,947,000, respectively. For the years ended December 31, 2003, 2002, and 2001, the net change in the valuation allowance was $322,600 (increase), $4,238,000 (increase), and $2,129,000 (increase), respectively.

The valuation allowance was increased in 2001 to reserve the change in the value of the deferred tax asset based on the Company’s performance for that year. For the year ended December 31, 2001, the Company determined that its ability to use the $1.8 million in deferred tax assets was not impaired since the Company had income in 1999 and losses in 2000, 2001 and the Company expected to be profitable in 2002. For the year ended December 31, 2002, the Company determined that its ability to use the $1.8 million in deferred tax assets was impaired due to losses in 2000, 2001 and 2002 because the inability to show net income for three consecutive years brought into question the Company’s ability to obtain future profitability. For 2002, the Company believed that in accordance with SFAS No. 109 it was “more likely than not” that the deferred tax asset would not be utilized.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2002, and 2001, the Company made purchases from related parties under its trade credit facilities with the related parties totaling $32,754,145, $12,705,232, and $22,031,190, respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company. During the years ended December 31, 2003, 2002, and 2001, the Company made rental payments totaling $86,018, $344,070, and $344,070, respectively, to this related party.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
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
	(In thousands, except per share data)
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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SUBSEQUENT EVENTS

Consulting Agreement

On March 9, 2004, the Company entered into a consulting agreement for public investor relations services. The agreement is on a month-to-month basis at $2,500 per month. In addition, the consultant will be issued warrants to purchase 20,000 shares of common stock, consisting of 10,000 warrants with an exercise price of $4.00 and 10,000 warrants with an exercise price of $6.00. The warrants vest immediately and expire eighteen months from issuance. The value of the warrants was not material.

Litigation

On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware (Civil Action No. 04-135 (GMS)) against, among others, the Company, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff’s patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants’ alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff’s costs as well as reasonable attorney’s fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff’s patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff’s patents. The Company has filed a response denying plaintiff’s claims and asserting defenses to plaintiff’s causes of action alleged in the complaint. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations.

Merger (unaudited)

On July 6, 2004 the Company completed the merger of its wholly owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

NOTE 19 - RESTATEMENT OF STOCK OPTIONS

In January 2000, the Company granted an aggregate of 134,167 stock options (the “2000 Options”) under the Company’s 1997 Incentive and Non-Statutory Stock Option Plan (the “1997 Plan”) and the 1998 Incentive and Non-Statutory Stock Option Plan (the “1998 Plan”). On March 21, 2000, the Company’s board of directors approved, upon advice of prior legal counsel, the extension of the termination date for each of the 1997 Plan and 1998 Plan to December 31, 2000 in order to cover the grant of the 2000 Options that were intended to be made on January 2000. The original termination date for the 1997 Plan and 1998 Plan was December 31, 1997 and December 31, 1998, respectively. Note 14 to the Company’s consolidated financial statements dated December 31, 2003, contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, reflected the grant of the 2000 Options.

On June 27, 2004, the Company was advised by its current legal counsel that the Company did not have the authority to grant the 2000 Options under the 1997 Plan and 1998 Plan because the board of directors did not have the authority to extend the termination date of either the 1997 Plan or the 1998 Plan after the date each of these plans had expired pursuant to their original terms. The 1997 Plan and the 1998 Plan terminated pursuant to their own terms on December 31, 1997 and December 31, 1998, respectively. As a result, the 2000 Options were never granted by the Company and have never been outstanding. Note 14 has been restated to reflect the foregoing.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 4, 2004, except for

the first paragraph of

Note 18, as to which the date

is March 9, 2004, the second

paragraph of Note 18 as to

which the date is March 15,

2004, the first and

second paragraphs of

Note 10, as to which the date

is March 31, 2004, and Note 19,

as to which the date is June 27, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance, Beginning of Year	Additions Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts

December 31, 2003	$2,135,660	$1,478,089	$(3,593,196)	$20,553

December 31, 2002	$2,679,118	$1,300,000	$(1,843,458)	$2,135,660

December 31, 2001	$2,106,518	$850,937	$(278,337)	$2,679,118

Reserves for obsolete inventory

December 31, 2003	$1,046,812	$125,000	$(666,783)	$505,029

December 31, 2002	$558,703	$2,070,200	$(1,582,091)	$1,046,812

December 31, 2001	$1,834,427	$410,000	$(1,685,724)	$558,703

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (9)

3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (3)

10.1	I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.2	I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.3	I/OMagic Corporation 1999 Incentive and Nonstatutory Stock Option Plan (#) (9)

10.4	BTC Acquisition Agreement dated February 3, 1999 between I/OMagic Corporation and Behavior Technology Company (1)

10.5	I/OMagic Corporation 2000 Incentive and Nonstatutory Stock Option Plan (#) (2)

10.6	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (4)

10.7	Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.8	Rider to Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.9	Change in Terms Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.10	I/OMagic Corporation 2002 Stock Option Plan (#) (5)

10.11	Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd. (6)

10.12	Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (6)

10.13	I/OMagic Corporation 2003 Stock Option Plan (#) (8)

10.14	Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation (7)

10.15	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (7)

10.16	Business Loan Agreement (Asset Based) dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.17	Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.18	Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.19	Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation (9)

10.20	Form of Indemnification Agreement (10)

10.21	Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (10)

10.22	Stock Redemption Agreement executed as of October 22, 2002 between Finova Capital Corporation and I/OMagic Corporation (10)

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (9)

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (9)

14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (9)

21.1	Subsidiaries of the Registrant (10)

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(5)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(10)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July, 2004.

I/OMAGIC CORPORATION

/s/ TONY SHAHBAZ
Tony Shahbaz Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TONY SHAHBAZ Tony Shahbaz	Chief Executive Officer, President and Secretary (Principal Executive Officer)	July 30, 2004

/s/ STEVE GILLINGS Steve Gillings	Chief Financial Officer (Principal Accounting and Financial Officer)	July 30, 2004

* Anthony Andrews	Director	July 30, 2004

* Daniel Hou	Director	July 30, 2004

* Daniel Yao	Director	July 30, 2004

* Steel Su	Director	July 30, 2004

* Young-Hyun Shin	Director	July 30, 2004

*By:	/s/ TONY SHAHBAZ	July 30, 2004
Tony Shahbaz
Attorney-in-fact

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002