Form 10-Q/A
period 2004-03-31
I/OMAGIC CORP
filed 2004-08-04
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2004

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934
          For  the  transition  period  from _______ to ________

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                88-0290623
     -------------------------------     -----------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           4 Marconi, Irvine, CA                         92618
  ---------------------------------------              ----------
  (Address of principal executive offices)             (Zip Code)


                                 (949) 707-4800
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of July 29, 2004, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets - March 31, 2004  (unaudited)
          and December 31, 2003                                             3

          Consolidated  Statements  of  Income  - For the three and
          months ended March 31, 2004 (unaudited) and 2003 (unaudited)      5

          Consolidated Statements of Cash Flows - For the three months
          ended March 31, 2004 (unaudited) and 2003 (unaudited)             6

          Notes  to  Consolidated  Financial  Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       35

Item 4.   Controls and Procedures                                          35


PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               36

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities                            37

Item 3.   Defaults  Upon  Senior  Securities                               37

Item 4.   Submission of Matters to a Vote of Security Holders              37

Item 5.   Other Information                                                37

Item 6.   Exhibits  and  Reports  on  Form  8-K                            37

SIGNATURES                                                                 39

EXHIBITS  FILED  WITH  THIS  REPORT                                        40

                         PART I - FINANCIAL INFORMATION


ITEM  1.           FINANCIAL  STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (Unaudited) AND DECEMBER 31, 2003


                                     ASSETS

                                                                   March 31,   December 31,
                                                                     2004          2003
                                                                  -----------  -----------
                                                                  (unaudited)

Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .$  5,422,934  $ 6,091,369
  Accounts receivable, net of allowance for doubtful
     accounts of $25,953 (unaudited) and $20,553 . . . . . . . .   12,196,446   18,439,893
  Inventory, net of allowance for obsolete inventory of $479,075
    (unaudited) and $505,029. . . . . . . . . . . . . . . . . . .   8,286,613    9,706,708
  Prepaid expenses and other current assets . . . . . . . . . . .     823,151      407,260
                                                                 ------------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . .    26,729,144   34,645,230
  Property and equipment, net . . . . . . . . . . . . . . . . .       488,747      539,943
Trademark, net of accumulated amortization
     of $5,015,728 (unaudited) and $4,871,044. . . . . . . . .      4,629,951    4,774,635
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . .       100,000      100,000
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        52,984       52,984
                                                                 ------------  -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 32,000,826  $40,112,792
                                                                 ============  ===========


      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2004 (Unaudited) and December 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      March 31,    December 31,
                                                                        2004           2003
                                                                   -------------   ------------
                                                                    (unaudited)

Current liabilities
 Line of credit  . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,931,125   $  5,938,705
 Accounts payable and accrued expenses . . . . . . . . . . . . . .     3,360,178      5,572,878
 Accounts payable - related parties. . . . . . . . . . . . . . . .     5,755,654     10,370,119
 Reserves for customer returns and price protection. . . . . . . .       318,905        853,373
 Current portion of settlement payable . . . . . . . . . . . . . .             -      1,000,000
                                                                    -------------  -------------
   Total current liabilities . . . . . . . . . . . . . . . . . . .    15,365,862     23,735,075
                                                                    -------------  -------------
Stockholders' equity
 Preferred Stock
   10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding. . . . . . . . . . . . . . . . . . . . .             -              -
   Series B, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding. . . . . . . . . . . . . . . . . . . . .             -              -
 Common stock, $0.001 par value
   100,000,000 shares authorized
   4,529,672(unaudited) and 4,529,672 shares issued and outstanding        4,530          4,530
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    31,557,988     31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost. . .      (126,014)      (126,014)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .   (14,801,540)   (15,058,787)
                                                                    -------------  -------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . .    16,634,964     16,377,717
                                                                    -------------  -------------
     Total liabilities and stockholders' equity. . . . . . . . . .  $ 32,000,826   $ 40,112,792
                                                                    =============  =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)




                                                         Three months ended March 31,
                                                              2004          2003
                                                          ------------  ------------
                                                          (unaudited)   (unaudited)

Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $15,654,220   $17,064,203
Cost of sales. . . . . . . . . . . . . . . . . . . . . .   12,992,415    14,627,397
                                                          ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . .    2,661,805     2,436,806
                                                          ------------  ------------
Operating expenses
  Selling, marketing, and advertising. . . . . . . . . .      774,113       335,917
  General and administrative . . . . . . . . . . . . . .    1,366,359     1,456,839
  Depreciation and amortization. . . . . . . . . . . . .      209,271       357,298
                                                          ------------  ------------
   Total operating expenses. . . . . . . . . . . . . . .    2,349,743     2,150,054
                                                          ------------  ------------
Income from operations . . . . . . . . . . . . . . . . .      312,062       286,752
                                                          ------------  ------------
Other income (expense)
  Interest income. . . . . . . . . . . . . . . . . . . .            -           166
  Interest expense . . . . . . . . . . . . . . . . . . .      (43,915)     (103,567)
  Other income (expense) . . . . . . . . . . . . . . . .       (7,811)       23,263
                                                          ------------  ------------

          Total other income (expense) . . . . . . . . .      (51,726)      (80,138)
                                                          ------------  ------------
Income before provision for (benefit from) income taxes.      260,336       206,614

Provision for (benefit from) income taxes. . . . . . . .        3,088        (2,654)
                                                          ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $   257,248   $   209,268
                                                          ============  ============
Basic earnings per share . . . . . . . . . . . . . . . .  $      0.06   $      0.05
                                                          ============  ============
Diluted earnings per share . . . . . . . . . . . . . . .  $      0.06   $      0.05
                                                          ============  ============
Basic weighted-average shares outstanding. . . . . . . .    4,529,672     4,529,672
                                                          ------------  ------------
Diluted weighted-average shares outstanding. . . . . . .    4,594,047     4,529,672
                                                          ============  ============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                      Three months ended March 31,
                                                            2004          2003
                                                       ------------  ------------
                                                        (unaudited)   (unaudited)


Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . . . . . .  $   257,248   $   209,268
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
      Depreciation and amortization . . . . . . . . .       64,587       212,614
      Amortization of trademarks. . . . . . . . . . .      144,684       144,684
      Allowance for doubtful accounts . . . . . . . .        5,400           611
      Reserve for customer returns and allowances . .     (534,468)     (289,848)
      Reserve for obsolete inventory. . . . . . . . .      (25,954)            -
      (Increase) decrease in
         Accounts receivable . . . . . . . . . . . .     6,238,047     2,323,425
         Inventory . . . . . . . . . . . . . . . . .     1,446,050    (2,781,088)
         Inventory in transit. . . . . . . . . . . .             -       675,000
         Prepaid expenses and other current assets .      (415,892)     (137,119)
      Increase (decrease) in
         Accounts payable and accrued expenses . . .    (2,212,701)   (1,054,765)
         Accounts payable - related parties. . . . .    (4,614,465)    4,685,683
         Settlement payable. . . . . . . . . . . . .    (1,000,000)   (3,000,000)
                                                       ------------  ------------
 Net cash provided by (used in) operating activities      (647,464)      988,465
                                                       ------------  ------------

Cash flows from investing activities
   Purchase of property and equipment . . . . . . . .      (13,391)      (25,217)
                                                       ------------  ------------

 Net cash used in investing activities. . . . . . .        (13,391)      (25,217)
                                                       ------------  ------------
Cash flows from financing activities
 Net borrowings (payments) on line of credit . . . .        (7,580)   (2,595,000)
 Purchase of treasury shares  . . . . . . . . . . . .            -       (83,684)
                                                       ------------  ------------
Net cash used in financing activities . . . . . . . .       (7,580)   (2,678,684)
                                                       ------------  ------------
 Net increase (decrease) in cash and cash equivalents     (668,435)   (1,715,436)
 Cash and cash equivalents, beginning of period . . .    6,091,369     7,320,143
                                                       ------------  ------------
 Cash and cash equivalents, end of period . . . . . .  $ 5,422,934   $ 5,604,707
                                                       ============  ============
Supplemental disclosures of cash flow information
 Interest paid. . . . . . . . . . . . . . . . . . . .  $    42,682   $   111,352
                                                       ============  ============
 Income taxes paid (refunded) . . . . . . . . . . . .  $     3,088   $    (2,654)
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

STOCK-BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure,"establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the quarter ended March 31, 2004, options to purchase an aggregate of 126,375 (unaudited) shares of common stock were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited) is as follows:

                                                    MARCH 31,
                                            ----------------------
                                                  (unaudited)

                                                2004       2003
                                            ------------  --------
Net Income
 As reported . . . . . . . . . . . . . . .  $   257,248   $209,268
 Add stock based compensation expense
 included in net income, net of tax . . .             -          -
 Deduct total stock based employee
 compensation expense determined under fair
 value method for all awards, net of tax. .    (108,969)         -
                                            ------------  --------
 PRO FORMA . . . . . . . . . . . . . . . .  $   148,279   $209,268
                                            ============  ========
Earnings per common share
 Basic - as reported . . . . . . . . . . .  $      0.06   $   0.05
 Basic - pro forma . . . . . . . . . . . .  $      0.03   $   0.05
 Diluted - as reported . . . . . . . . . .  $      0.06   $   0.05
 Diluted - pro forma . . . . . . . . . . .  $      0.03   $   0.05


For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 1.92%, and expected life of three years. The weighted-average fair value of options granted during the three months ended March 31, 2004 for which the exercise price was equal to the market price on the grant date was $2.16, and the weighted-average exercise price was $3.67. No stock options were granted during the three months ended
March 31, 2004 for which the exercise price was greater than or less than the market price on the grant date.

EARNINGS  (LOSS)  PER  SHARE

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

As of March 31, 2004 (unaudited) and March 31, 2003 (unaudited) the Company had potential common stock as follows:

                                                           2004          2003
                                                        ----------    ----------

 Weighted  average  common  shares
   outstanding  during  the  period                      4,529,672    4,529,672

 Incremental  shares  assumed  to  be  outstanding
   since  the  beginning  of  the  period  related
   to stock options and warrants outstanding (unaudited)    64,375            -
                                                        ----------    ----------
 Fully diluted weighted average common shares and
   potential  common  stock                              4,594,047    4,529,672

The following potential common shares have been excluded from the computation of diluted earnings per share as of March 31, 2004 (unaudited) and March 31, 2004 (unaudited) due to the exercise price being greater than the Company's weighted average stock price for the period.

                                                                March 31,
                                                           -------------------
                                                              (unaudited)

                                                           2004          2003
                                                        ----------    ----------
Stock options  outstanding                                126,375            -
Warrants outstanding                                       40,004            -
TOTAL                                                   ----------    ----------
                                                          166,379            -
                                                        ----------    ----------

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:

                                                         March 31,  December 31,
                                                           2004         2003
                                                       -----------  ------------
                                                       (unaudited)

Accounts  payable                                      $ 1,017,685 $  2,525,508
Accrued  rebates  and  marketing                         1,850,111    2,369,544
Accrued compensation and related benefits                  217,277      192,002
Other                                                      275,105      485,824
                                                       -----------  -----------

TOTAL                                                  $ 3,360,178 $  5,572,878
                                                       =========== ============

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                                         March 31,  December 31,
                                                           2004         2003
                                                       -----------  ------------
                                                       (unaudited)

Component  parts                                       $ 2,864,477  $ 3,658,140
Finished  goods  -  warehouse                            2,952,994    2,317,765
Finished  goods  -  consigned                            2,948,217    4,235,832
Reserves for obsolete and slow moving inventory           (479,075)    (505,029)
                                                       -----------  -----------
TOTAL                                                  $ 8,286,613  $ 9,706,708
                                                       ===========  ===========
NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of March 31, 2004 and December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at March 31, 2004 and December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of March 31, 2004 was $5,931,125 (unaudited). The amount available to the Company for borrowing as of March 31, 2004 was $68,875 (unaudited).

NOTE  6  -  TRADE  CREDIT  FACILITIES  WITH  RELATED  PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 may be applied against outstanding accounts payable to the related party after six months. As of March 31, 2004 (unaudited) and December 31, 2003, $750,000 had been applied against outstanding accounts payable to the related party. The remaining $750,000 deposit has been offset against Accounts Payable-Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' written notice of termination. As of March 31, 2004, there were $308,275 (unaudited) in trade payables net of the deposit still outstanding ($750,000) under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the first quarter of 2004, the Company purchased $7.7 million (unaudited) of inventory under this arrangement. As of March 31, 2004, there were $5,447,379 (unaudited) in trade payables outstanding under this arrangement.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through August 2006.

The Company previously leased its facilities from a related party that was, through March 2003, under the control of an officer of the Company. In March 2003, in connection with the settlement of the Vakili lawsuit (see Litigation), an officer of the Company relinquished control to the Vakilis of the entity that owned the warehouse and office space that was being leased by the Company. Under the terms of the settlement agreement, the lease dated April 1, 2000, as amended on June 1, 2000 and which originally expired in March 2010, was terminated and replaced with a new lease. The new lease required monthly payments of $28,687 and expired on September 30, 2003. The Company moved to its current facilities in September 2003.

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

EMPLOYMENT CONTRACT

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the three months ended March 31, 2004 and 2003, bonuses totaling $0 (unaudited) and $0 (unaudited), respectively, were paid under the terms of this agreement. As of March 31, 2004 and December 31, 2003, the accrued bonuses were $0 (unaudited) and $0, respectively.

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

LITIGATION

On August 2, 2001, Mark and Mitra Vakili filed a complaint in the Superior Court of the State of California for the County of Orange against Tony Shahbaz, the Company's Chairman, President, Chief Executive Officer and Secretary. This complaint was later amended to add Alex Properties and Hi-Val, Inc. as plaintiffs, and I/OMagic, IOM Holdings, Inc., Steel Su, a director of I/OMagic, and Meilin Hsu, an officer of Behavior Tech. Computer Corp., as defendants. The final amended complaint alleged causes of action based upon breach of contract, fraud, breach of fiduciary duty and negligent misrepresentation and sought monetary damages and rescission. As a result of successful motions for summary judgment, I/OMagic, Mr. Su and Ms. Hsu were dismissed as defendants. On February 18, 2003, a jury verdict adverse to the remaining defendants was rendered, and on or about March 28, 2003, all parties to the action entered into a Settlement Agreement and Release which settled this action prior to the entry of a final judgment. As part of the Settlement Agreement and Release, Mr. Shahbaz and Mr. Su relinquished their interests in Alex Properties and the Vakilis relinquished 66,667 shares of the Company's common stock, of which 13,333 shares were transferred to a third party designated by the Vakilis. In addition, the Company agreed to make payments totaling $4.0 million in cash and entered into a new written lease agreement with Alex Properties relating to the real property in Santa Ana, California, which the Company physically occupied. On September 30, 2003, pursuant to the terms of the lease agreement, the Company vacated this real property. During the latter part of 2003 and continuing into the first quarter of 2004, Mark and Mitra Vakili and Alex Properties alleged that the Company had improperly caused damage to the Santa Ana facility. On or about February 15, 2004, all parties to the original Settlement Agreement and Release executed a First Amendment to Settlement Agreement and Release, releasing all defendants from all of these new claims conditioned upon the making of the final $1.0 million payment under the Settlement Agreement and Release by February 17, 2004, rather than on the original due date of March 15, 2004. The Company made this payment, and a dismissal of the case was filed with the court on March 8, 2004.

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware (Civil Action No. 04-135 (GMS)) against, among others, the Company, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff's patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants' alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff's costs as well as reasonable attorney's fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff's patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff's patents. The Company has filed a response denying plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company made purchases from related parties totaling approximately $8,274,670 (unaudited) and $8,039,904 (unaudited), respectively.

During the three months ended March 31, 2004 and 2003, the Company had trade payables to related parties totaling approximately $5,755,654 (unaudited) and $7,292,961 (unaudited), respectively.

NOTE  9  -  SUBSEQUENT  EVENTS

Merger  (unaudited)
-------------------

On July 6, 2004 the Company completed the merger of its wholly owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

NOTE  10  -  RESTATEMENT  OF  STOCK  OPTIONS

In January 2000, the Company granted an aggregate of 134,167 stock options (the "2000 Options") under the Company's 1997 Incentive and Non-Statutory Stock Option Plan (the "1997 Plan") and the 1998 Incentive and Non-Statutory Stock
Option Plan (the "1998 Plan"). On March 21, 2000, the Company's board of directors approved, upon advice of prior legal counsel, the extension of the termination date for each of the 1997 Plan and 1998 Plan to December 31, 2000 in order to cover the grant of the 2000 Options that were intended to be made on January 2000. The original termination date for the 1997 Plan and 1998 Plan was December 31, 1997 and December 31, 1998, respectively. The notes to the Company's consolidated financial statements dated March 31, 2004, contained in the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2004, reflected the grant of the 2000 Options.

On June 27, 2004, the Company was advised by its current legal counsel that the Company did not have the authority to grant the 2000 Options under the 1997 Plan and 1998 Plan because the board of directors did not have the authority to extend the termination date of either the 1997 Plan or the 1998 Plan after the date each of these plans had expired pursuant to their original terms. The 1997 Plan and the 1998 Plan terminated pursuant to their own terms on December 31, 1997 and December 31, 1998, respectively. As a result, the 2000 Options were never granted by the Company and have never been outstanding. The notes to the Company's consolidated financial statements dated March 31, 2004 have been restated to reflect the foregoing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and capital resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and under other captions contained elsewhere in this report.

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

     We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. We employ a three-brand approach to differentiate products among various sales channels and price points. Our three brands are I/OMagic , Digital Research Technologies and Hi-Val .

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

     Despite this significant reduction in net sales for 2003 as compared to 2002, we reduced our net loss from $8.3 million in 2002 to $265,000 in 2003. In addition, we increased our net income 22.9% from $209,000 for the first quarter of 2003 to $257,000 for the first quarter of 2004. We believe that this significant improvement in our operating results is due, in large part, to the following factors:

     - Settlement  of  significant  litigation.  During  2003,  we  settled   a
significant litigation matter. This settlement required us to record a $5.2 million expense in 2002, which contributed significantly to our net loss in 2002.

     - Focus on smaller number of product offerings. Our decision to reduce the number of product offerings in order to focus our attention on our data storage and digital entertainment products has eliminated or reduced certain low profit product offerings.

     - Less costly shipment of goods from vendors. Some of our vendors have agreed to absorb a portion of their freight charges, which reduced our overall freight costs.

     - Elimination of accelerated leasehold amortization. During 2003, we accelerated the amortization of our prior corporate headquarters and warehouse facility because we relocated during the latter part of 2003. The amortization of new leasehold improvements in during 2004 is expected to be under normal life-of-lease policy amortized over the term of our lease.

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

     Sales to Best Buy, who was our largest retailer during 2001, 2002 and 2003, declined in the first quarter of 2004 to $2.8 million, representing a decrease of 50% from $5.6 million in the first quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Management intends to use its best efforts to ensure that we retain Best Buy as one of our major retailers. If our sales to Best Buy continue to decline, our business and results of operations will be materially and adversely affected.

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

     Inventory turnover. Our product life cycle typically ranges from 3-12 months, generating lower average selling prices as the cycle matures. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

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

     In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank line of credit, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our line of credit with United National Bank are also an important source of liquidity and a measure of our financial condition. We use our line of credit on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

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

     Over the past three years, we have increased the use of our consignment sales model based partly on the preferences of some of our retailers, but also in large part based on the advantages that a consignment sales model offers to us. Managed properly, and balanced with our traditional term sales model, our consignment sales model enables us to have more pricing control over inventory sold through our retailers without any significant negative effects. Our consignment sales model is also designed to increase our ability to generate cash on a short-term basis by reducing the period between when we sell products to our retailers and when we are paid for those products by our retailers. Under a traditional term sales model, we customarily have to wait up to 60 days before our retailers pay for inventory shipped to them. However, under a consignment sales model a retailer typically pays us for a product within 30 days of the sale of that product to the retailer's customer. Accordingly, we believe that the consignment sales model is an ideal model for fast-moving products as it allows us to more quickly generate cash to finance additional purchases of inventory and to fund our business.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2003, 2002 and 2001, and during the first quarter of 2004, our six largest retailers accounted for approximately 78%, 88% and 92%, and 90%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

Inventory  Obsolescence  Allowance

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. For the first quarter of 2004 and 2003, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $100,000 and $0, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. For 2003, 2002 and 2001, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000, $2.1 million, and $410,000, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first quarter of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $126,000 and $175,000, respectively. During 2003, 2002, and 2001, we sold inventories previously reserved for and accordingly reduced the reserve by $667,000, $1.6 million and $1.7 million, respectively. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

Allowance  for  Doubtful  Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our retailers to make required payments. Our current retailers consist of either large national or regional retailers with good payment histories with us. Since we have not experienced any previous payment defaults with any of our current retailers, our allowance for doubtful accounts is minimal. We perform periodic credit evaluations of our retailers and maintain allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. If the financial condition of our retailers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New retailers are evaluated through Dunn & Bradstreet before terms are established. Although we expect to collect all amounts due, actual collections may differ.

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

     Our return rate is based upon our past history of actual returns. We believe that return rates are dependent on our ability to provide technical support for our products. As we have been selling the same lines of products for several years, we believe that our technical support staff has developed knowledge and expertise in solving the end-users' issues which has lead to diminishing product returns by the end users. In 2002, we reduced our estimated future return rate from 13.9% to 8.5%. We believe the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If we encounter problems with our technical support, either with current products or with new products we might introduce in the future, then we would need to reconsider this factor. Our estimated future return rate remained at this level throughout 2003.

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
                                ==========   ==========   ===========    ========          =======  =====

     Net Sales. The decrease of $1.4 million in net sales from $17.1 million for the three months ended March 31, 2003 to $15.7 million for the three months ended March 31, 2004 is primarily due to our strategic decision to de-emphasize the sale of certain products and to reduce sales of our CD-based products, partially offset by a large increase in the sales of our DVD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as mail-in and point-of-sale rebates, for these products because of our concentration on the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. As a result, we experienced a decline of $7.6 million in the sales of CD-based products from $11.2 million for the first quarter of 2003 as compared to $3.6 million for the same quarterly period in 2004. In addition, sales of our de-emphasized products declined by approximately $4.8 million to $54,000 for the first quarter 2004. Partially offsetting this decrease in first quarter 2004 sales was an increase in sales of DVD-based products of $10.2 million from $1.0 million during the first quarter 2003 to $11.2 million for the first quarter 2004. In addition, a change in the allowance for sales returns resulted in a $900,000 adjustment increase to sales for the first quarter 2004 as compared to a $300,000 adjustment increase to sales for the first quarter 2003, resulting in a $600,000 increase in sales in the first quarter 2004 compared to the first quarter 2003. Also, net sales to OfficeMax declined by $5.8 million, or 100%, during the three months ended March 31, 2004. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced other business issues with OfficeMax and, as a result, discontinued sales in January 2004. We are negotiating with OfficeMax to resume sales in 2004, but there can be no assurance that sales will resume.

     The decrease in net sales for the first quarter of 2004 was comprised of a decrease in sales in the amount of $9.8 million resulting from a decrease in the volume of products sold. This decrease was partially offset by an increase in sales in the amount of $8.4 million resulting from higher average product sales prices. The decrease in the volume of products sold was consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, but also resulted from no sales to OfficeMax in the first quarter of 2004 as compared to $5.8 million in sales to OfficeMax in the first quarter of 2003.

     Gross Profit. The increase in gross profit of $225,000 from $2.4 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004, is primarily due to a reduction in cost of sales from $14.6 million during the first quarter of 2003 to $13.0 million for the first quarter of 2004. This was primarily due to a reduction in the direct costs of products and related freight from $14.6 million during the first quarter of 2003 to $12.8 million during the first quarter of 2004. The increase in gross profit as a percentage of net sales was due to no sales during the first quarter of 2004 of certain products, such as media, which had low gross profit margins during the first quarter of 2003 and reduced the blended gross profit margin percentage.

     The improvement of our gross profit during the first quarter of 2004 as compared to the first quarter of 2003 was partially offset by an increase in inventory adjustments from $0 during the first quarter of 2003 to $69,000 during the first quarter of 2004 and an increase in our slow-moving and obsolete inventory charges from $0 during the first quarter of 2003 to $100,000 during the first quarter of 2004. Due to the short life cycle of many of our products resulting from, in part, the effects of technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $438,000 in 2004. This increase was primarily due to an increase in advertising costs and slotting fees of $525,000. These increases were partially offset by lower commissions due to reduced sales volume and reduced payroll and related expenses due to fewer personnel.
General and Administrative Expenses. The $90,000 decrease in general and administrative expenses is primarily due to a reduction in audit expenses of $90,000 and a $79,000 reduction in product design, partially offset by a $62,000 increase in bad debt expenses ($63,000 during the first quarter of 2004 as compared to $1,000 during the first quarter of 2003).

     Depreciation and Amortization Expenses. The $148,000 decrease in depreciation and amortization expenses is due to accelerated amortization during the first quarter of 2003 on our prior Santa Ana facility which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003, so we accelerated our amortization by $133,000 during the first quarter of 2003.

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

     Cash used in our operating activities totaled $648,000 during the first quarter of 2004 as compared to cash provided by our operating activities of $988,000 during the first quarter of 2003. This decrease of $1.6 million in cash provided by our operating activities primarily resulted from the decrease in net sales during the first quarter of 2004 as compared to the first quarter of 2003. This decrease in net sales resulted in a $9.3 million decrease in the use of our trade credit facilities, a $695,000 decrease in purchases from our vendors on terms, a $463,000 decrease in accrued expenses, including decreased accrued rebates and slotting fees, a $3.9 million decrease in accounts receivable and a $3.6 million decrease in warehouse and consignment inventory. In addition, legal settlements payable decreased by $2.0 million as we made the initial payment on the settlement of a litigation matter in the first quarter of 2003 in the amount of $3.0 million and we made the final payment in the first quarter of 2004 in the amount of $1.0 million.

     Decreases in our use of our trade credit facility, purchases from our vendors on terms and accrued expenses each decreased cash. Decreases in our accounts receivable, inventory and legal settlements payable each increased cash.

     Cash used in our financing activities totaled $8,000 during the first quarter of 2004 as compared to $2.7 million for the first quarter of 2003. We paid down $2.6 million of our ChinaTrust Bank loan balance during the first quarter of 2003 through funds generated by our operations.

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

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of March 31, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days' written notice to the other party. As of March 31, 2004, we owed Lung Hwa Electronics $308,000 in trade payables net of the remaining $750,000 deposit.

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

CONTRACTUAL  OBLIGATIONS

     The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:



                                              PAYMENTS DUE BY PERIOD
                                              ----------------------
CONTRACTUAL OBLIGATIONS                     LESS THAN 1   1-3      4-5     AFTER 5
AT MARCH 31, 2004                    TOTAL     YEAR      YEARS    YEARS     YEARS
----------------------------------  -------   -------   -------  -------   -------
Long Term Debt                      $      -  $     -   $     -  $     -   $     -
Capital Lease Obligations                  -        -         -        -         -
Operating Leases                     939,332  362,138   577,194        -         -
Unconditional Purchase Obligations         -        -         -        -         -
                                    --------  --------  -------- -------  --------
Total Contractual Cash Obligations  $939,332  $362,138  $577,194 $     -  $      -
                                    ========  ========  ======== =======  ========


     The above table outlines our obligations as of March 31, 2004 and does not reflect the changes in our obligations that occurred after that date.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. This statement is not applicable to us.

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

     We have incurred net losses in each of the last three years. As of March 31, 2004, we had an accumulated deficit of approximately $14.8 million. During 2003, 2002 and 2001, we incurred net losses in the amounts of approximately $265,000, $8.3 million, and $5.5 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During the first quarter of 2004, net sales to our two largest retailers, Staples and Best Buy, represented approximately 39% and 19%, respectively, of our total net sales, and net sales to our next four largest retailers, RadioShack, Circuit City, Office Depot and Microcenter, represented approximately 11%, 10%, 6% and 5%, respectively, of our total net sales. During the first quarter of 2004, aggregate net sales to these six retailers represented approximately 90% of our total net sales. During 2003, net sales to our two largest retailers, Best Buy and Circuit City, represented approximately 28% and 13%, respectively, of our total net sales, and net sales to our next four largest retailers, Office Depot, OfficeMax, CompUSA and Staples represented approximately 10%, 10%, 9% and 8%, respectively, of our total net sales. During 2003, aggregate net sales to these six retailers represented approximately 78% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Best Buy, Circuit City, Staples, Office Depot, RadioShack and Microcenter collectively accounted for 90% of our net sales for the quarter ended March 31, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first quarter of 2004 totaled $2.8 million representing a decrease of 50% from $5.6 million in the first quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private label program. As a consequence, our sales and profitability could decline significantly.

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

FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

     We sell our products under three brand names, I/OMagic , Digital Research Technologies and Hi-Val . Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library , EasyPrint , Sound Assault and PolarTech . One of our key business strategies is to use our brand and product names to successfully compete in the data storage and digital entertainment industries. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first quarter of 2004, six of our retailers accounted for 90% of our total net sales. Similarly, during 2003, six of our retailers accounted for 78% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

OUR OPERATIONS ARE VULNERABLE BECAUSE WE HAVE LIMITED REDUNDANCY AND BACKUP SYSTEMS.

     Our internal order, inventory and product data management system is an electronic system through which our retailers place orders for our products and through which we manage product pricing, shipment, returns and other matters. This system's continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

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

     - economic conditions specific to the data storage or digital entertainment products industries;

     - announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     - the loss of one or more of our top six retailers or the cancellation or postponement of orders from any of those retailers;

     - delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

     - disputes or litigation concerning our rights to use third parties' intellectual property or third parties' infringement of our intellectual property;

     - changes in our pricing policies or the pricing policies of our competitors;

     - changes in foreign currency exchange rates affecting our product costs and pricing;

     - regulatory developments or increased enforcement;

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

     Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in the ownership of I/OMagic or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

     - our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;

     - our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and

     - our board of directors are expressly authorized to make, alter or repeal our bylaws.

     In addition, we may be subject to the restrictions contained in Sections
78.378 through 78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a "controlling interest," which is equal to either one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of a corporation, that person is an "interested stockholder" and may not vote that person's shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of I/OMagic.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the first quarter of 2004. Our sales to a foreign country (Canada) were approximately 1.3% of our total sales for the first quarter of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

     Horwitz and Beam

     On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

     Magnequench International, Inc.

     On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware against, among others, I/OMagic, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff's patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants' alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff's costs as well as reasonable attorney's fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff's patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff's patents. As of the date of this report, we have filed a response denying plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On March 9, 2004, we issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share, and 10,000 shares of common stock at an exercise price of $6.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on September 9, 2005.

     In March 2004, we issued options to purchase an aggregate of 64,375 shares of common stock under our 2002 Stock Option Plan at an exercise price of $3.50 per share to certain of our officers, directors and employees. The options expire on March 9, 2014.

     In March 2004, we issued options to purchase an aggregate of 62,000 shares of common stock under our 2002 Stock Option Plan at an exercise price of $3.85 per share to certain of our officers, directors and employees. The options expire on March 9, 2009.

     The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide including our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               I/OMAGIC  CORPORATION

Dated:   August  4,  2004      By:     /s/  Tony  Shahbaz
                                       -----------------
                               Tony  Shahbaz,  President  and  Chief
                               Executive Officer  (principal  executive officer)

Dated:   August  4,  2004      By:     /s/  Steve  Gillings
                                       --------------------
                               Steve  Gillings,  Chief  Financial  Officer
                               (principal  financial  and  accounting  officer)

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