Form 10-Q
period 2004-06-30
I/OMAGIC CORP
filed 2004-08-23
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2004

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the transition period from  _________ to  _____________

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

As of August 19, 2004, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                          Number
                                                                        --------

PART  I  -  FINANCIAL  INFORMATION


Item 1.   Financial  Statements

          Consolidated Balance  Sheets  - June 30, 2004 (unaudited)
          and December 31, 2003                                               3

          Consolidated Statements  of  Income  -  For the three and
          six months ended June 30, 2004 and 2003 (unaudited)                 5

          Consolidated Statements of Cash  Flows - For the six months
          ended June  30,  2004  and  2003  (unaudited)                       6

          Notes  to  Consolidated  Financial  Statements                      7

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and  Results  of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         44

Item 4.   Controls  and  Procedures                                          44


PART  II  -  OTHER  INFORMATION

Item 1.   Legal  Proceedings                                                 45

Item 2.   Changes  in  Securities,  Use  of  Proceeds and Issuer
          Purchases of Equity  Securities                                    46

Item 3.   Defaults Upon  Senior  Securities                                  46

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders        46

Item 5.   Other Information                                                  46

Item 6.   Exhibits  and  Reports  on  Form  8-K                              46

SIGNATURES                                                                   47

EXHIBITS FILED WITH THIS REPORT                                              48

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2004  (UNAUDITED) AND DECEMBER 31, 2003


                                     ASSETS


                                                                        JUNE 30,   DECEMBER 31,
                                                                          2004         2003
                                                                     ------------   -----------
                                                                      (unaudited)

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      $ 5,408,855   $ 6,091,369
Accounts receivable, net of allowance for doubtful
    accounts of $35,392 (unaudited) and $20,553. . . . . . . . .       10,076,880    18,439,893
Inventory, net of allowance for obsolete inventory of $630,000
    (unaudited) and $505,029 . . . . . . . . . . . . . . . . . .        6,803,721     9,706,708
Prepaid expenses and other current assets. . . . . . . . . . . .          783,644       407,260
                                                                      -----------   -----------
     Total current assets. . . . . . . . . . . . . . . . . . . .       23,073,100    34,645,230
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . .          432,046       539,943
TRADEMARK, net of accumulated amortization
    of $5,160,412 (unaudited) and $4,871,044 . . . . . . . . . .        4,485,267     4,774,635
RESTRICTED CASH. . . . . . . . . . . . . . . . . . . . . . . . .          100,000       100,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .           27,032        52,984
                                                                      -----------   -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .      $28,117,445   $40,112,792
                                                                      ===========   ===========

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY






                                                                       JUNE 30,      DECEMBER 31,
                                                                         2004            2003
                                                                     -------------  --------------
                                                                      (unaudited)

CURRENT LIABILITIES
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,516,309   $   5,938,705
 Accounts payable and accrued expenses. . . . . . . . . . . . . . .     4,382,661       5,572,878
 Accounts payable - related parties . . . . . . . . . . . . . . . .     3,666,686      10,370,119
 Reserves for customer returns and price protection . . . . . . . .       550,576         853,373
 Current portion of settlement payable. . . . . . . . . . . . . . .             -       1,000,000
                                                                     -------------  --------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . .    13,116,232      23,735,075
                                                                     -------------  --------------
STOCKHOLDERS' EQUITY
Preferred Stock
   10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding . . . . . . . . . . . . . . . . . . . . .             -               -
   Series B, 1,000,000 shares authorized, 0 and 0 shares
   issued and outstanding . . . . . . . . . . . . . . . . . . . . .             -               -
 Common stock, $0.001 par value
 100,000,000 shares authorized
 4,529,672 (unaudited) and 4,529,672 shares issued and outstanding.         4,530           4,530
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    31,557,988      31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost . . .      (126,014)       (126,014)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .   (16,435,291)    (15,058,787)
                                                                     -------------  --------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . .    15,001,213      16,377,717
                                                                     -------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $ 28,117,445   $  40,112,792
                                                                     =============  ==============


      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                              2004           2003             2004             2003
                                        ---------------  ------------- -----------------  ---------------
                                          (unaudited)     (unaudited)      (unaudited)      (unaudited)

NET SALES. . . . . . . . . . . . . . .  $    7,191,541   $  12,792,717   $   22,551,760    $   29,856,920
COST OF SALES. . . . . . . . . . . . .       6,940,415      10,882,406       19,932,830        25,509,803
                                         ---------------  ------------- -----------------  --------------
GROSS PROFIT . . . . . . . . . . . . .         251,126       1,910,311        2,618,930         4,347,117


OPERATING EXPENSES
Selling, marketing, and advertising. .         170,899         328,687          651,011           664,604
General and administrative . . . . . .       1,453,412       2,477,890        2,819,771         3,934,729
Depreciation and amortization. . . . .         208,969         355,287          418,240           712,585
                                         ---------------  ------------- -----------------  --------------
   Total operating expenses. . . . . .       1,833,280       3,161,864        3,889,022         5,311,918
                                         ---------------  ------------- -----------------  --------------
   LOSS FROM OPERATIONS . . . . . . . . .   (1,582,154)     (1,251,553)      (1,270,092)        (964,801)
                                         ---------------  ------------- -----------------  --------------
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . .              33             105              252               271
Interest expense . . . . . . . . . . .         (39,912)        (52,086)         (84,047)         (155,653)
Other income (expense) . . . . . . . .         (12,610)         26,052          (20,421)           49,315
                                         ---------------  ------------- -----------------  --------------


          Total other income (expense)         (52,489)        (25,929)        (104,216)         (106,067)
                                         ---------------  ------------- -----------------  --------------

LOSS BEFORE INCOME TAXES . . . . . . .      (1,634,643)     (1,277,482)      (1,374,308)       (1,070,868)
PROVISION FOR (BENEFIT FROM) INCOME
  TAXES. . . . . . . . . . . . . . . .            (892)          1,456            2,196            (1,198)
                                         ---------------  ------------- -----------------  --------------
NET LOSS . . . . . . . . . . . . . . .  $   (1,633,751)   $($1,278,938)  $   (1,376,504)   $   (1,069,670)
                                        ================  ============= =================  ==============
BASIC AND DILUTED LOSS PER SHARE . . .          ($0.36)         ($0.28)         ($0.30)            ($0.24)
                                        ================  ============= =================  ==============

BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING . . . . . . . . .        4,529,672       4,529,672       4,529,672        4,529,672
                                        ================  ============= =================  ==============


      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30,
                                                          2004         2003
                                                    ----------------------------
                                                     (unaudited)   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . .   ($1,376,503)   ($1,069,670)
Adjustments to reconcile net loss to net cash
     provided by operating activities
Depreciation and amortization . . . . . . . . . .       128,872        423,217
Amortization of trademarks. . . . . . . . . . . .       289,368        289,368
Allowance for doubtful accounts . . . . . . . . .       120,000      2,288,018
Reserve for customer returns and allowances . . .      (302,796)      (510,770)
Reserve for obsolete inventory. . . . . . . . . .       368,596       (561,729)
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . .     8,243,013      4,913,224
Inventory . . . . . . . . . . . . . . . . . . . .     2,534,392     (1,301,173)
Prepaid expenses and other current assets . . . .      (376,385)      (214,021)
Other assets. . . . . . . . . . . . . . . . . . .        25,952              -
Increase (decrease) in
Accounts payable and accrued expenses . . . . . .    (1,190,219)    (3,693,936)
Accounts payable - related parties. . . . . . . .    (6,703,433)     4,772,693
Settlement payable. . . . . . . . . . . . . . . .    (1,000,000)    (3,000,000)
                                                   -------------  -------------
Net cash provided by operating activities . . . .       760,857      2,335,221
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . .       (20,975)       (53,975)
                                                   -------------  -------------

   Net cash used in investing activities. . . . .       (20,975)       (53,975)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit. . . . . . . . . .    (1,422,396)    (5,367,000)
Purchase of treasury shares . . . . . . . . . . .             -        (83,684)
                                                   -------------  -------------
Net cash used in financing activities . . . . . .    (1,422,396)    (5,450,684)
                                                   -------------  -------------
Netdecrease in cash and cash equivalents. . . . .      (682,514)    (3,169,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. .     6,091,369      7,320,143
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . .  $  5,408,855   $  4,150,705
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . .  $     86,111   $    189,815
                                                   =============  =============
 INCOME TAXES PAID. . . . . . . . . . . . . . . .  $      2,196   $      3,182
                                                   =============  =============


      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiaries (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products to the consumer electronics markets.

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

STOCK-BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the six months ended June 30, 2004, options to purchase an aggregate of 126,375 (unaudited) shares of common stock were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the three and six months ended June 30, 2004 (unaudited) and 2003 (unaudited) is as follows:


                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                        --------------------       -------------------
                                             JUNE 30,                    JUNE 30,
                                           ------------               --------------
                                           (unaudited)                 (unaudited)
                                        2004           2003         2004          2003
                                    ------------- ------------- ------------  ------------
Net Loss
 As reported . . . . . . . . . . .  $ (1,633,751) $ (1,278,938) $ (1,376,504) $ (1,069,670)
 Add stock based compensation
   expense included in net income,
   net of tax. . . . . . . . . . .             -             -             -              -
 Deduct total stock based
    employee compensation
    expense determined under fair
    value method for all awards,
    net of tax . . . . . . . . . .       (13,621)            -      (122,590)             -
                                    ------------- ------------- -------------  -------------
 PRO FORMA . . . . . . . . . . . .  $ (1,647,372) $ (1,278,938) $ (1,499,094)  $ (1,069,670)
                                    ============= ============= =============  =============
Loss per common share
 Basic - as reported . . . . . . .  $      (0.36) $      (0.28) $      (0.30)  $     (0.24)
 Basic - pro forma . . . . . . . .  $      (0.36) $      (0.28) $      (0.33)  $     (0.24)
 Diluted - as reported . . . . . .  $      (0.36) $      (0.28) $      (0.30)  $     (0.24)
 Diluted - pro forma . . . . . . .  $      (0.36) $      (0.28) $      (0.33)  $     (0.24)


For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 1.92%, and expected life of three years. The weighted-average fair value of options granted during the six months ended June 30, 2004 for which the exercise price was equal to the market price on the grant date was $2.16, and the weighted-average exercise price was $3.67. No stock options were granted during the six months ended June 30, 2004 for which the exercise price was less than the market price on the grant date.

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

As of June 30, 2004 (unaudited) and June 30, 2003 (unaudited) the Company had potential common stock as follows:



                                                        2004            2003
                                                       ------          ------

Weighted  average  common  shares
   outstanding  during  the  period                   4,529,672       4,529,672

Incremental  shares  assumed  to  be  outstanding
   since  the  beginning  of  the  period  related
   to  stock  options  and  warrants  outstanding
   (unaudited)                                                -               -
                                                              -               -

Fully diluted weighted average common shares and
   potential common stock                             4,529,672       4,529,672

The following potential common shares have been excluded from the computation of diluted earnings per share as of June 30, 2004 (unaudited) and 2003 (unaudited) due to being anti-dilutive.

                                           June 30,
                                         -----------
                                         (unaudited)

                                       2004      2003
                                     -------    -------

Stock options outstanding             58,908     89,982
Warrants outstanding                  40,004          -
                                    --------    -------
                        TOTAL         98,912     89,982
                                    --------    -------

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  liabilities  consisted  of  the  following:

                                              June 30,  December 31,
                                               2004         2003
                                            ---------   ------------

Accounts  payable                         $   687,264   $ 2,525,508
Accrued rebates  and  marketing             2,705,419     2,369,544
Accrued compensation and related benefits     158,650       192,002
Customer  credits                             301,965             -
Deferred  revenue                             184,525             -
Other                                         344,838       485,824
                                           -----------  ------------
                       TOTAL              $ 4,382,661   $ 5,572,878
                                          ============  ===========

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                             June 30,   December 31,
                                              2004        2003
                                           -----------  ------------
                                           (unaudited)

Component parts                            $ 2,851,361   $ 3,658,140
Finished goods - warehouse                   2,089,473     2,317,765
Finished goods - consigned                   2,492,887     4,235,832
Reserves for obsolete and slow
  moving inventory                            (630,000)     (505,029)
                                           -----------   -----------
TOTAL                                      $ 6,803,721   $ 9,706,708
                                           ===========   ===========

NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit was to initially expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date to November 1, 2004. The line of credit is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of June 30, 2004 and December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at June 30, 2004 and December 31, 2003.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of June 30, 2004 was $4,516,309 (unaudited). The amount available to the Company for borrowing as of June 30, 2004 was $1,178,513 (unaudited).

NOTE  6  -  TRADE  CREDIT  FACILITIES  WITH  RELATED  PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 may be applied against outstanding accounts payable to the related party after six months. As of June 30, 2004 (unaudited) and December 31, 2003, $750,000 had been applied against outstanding accounts payable to the related party. The remaining $750,000 deposit has been offset against Accounts Payable-Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' prior written notice of termination. During the six months ended June 30, 2004, the Company purchased $4.1 million (unaudited) of inventory under this arrangement. As of June 30, 2004, there were $1,044,466 (unaudited) in trade payables net of the $750,000 deposit still outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the six months ended June 30, 2004, the Company purchased $9.0 million (unaudited) of inventory under this arrangement. As of June 30, 2004, there were $2,622,220 (unaudited) in trade payables outstanding under this arrangement.

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

Rent expense was $179,211 (unaudited) and $214,498 (unaudited) for the six months ended June 30, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying statements of income.

SERVICE  AGREEMENTS

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the six months ended June 30, 2004 and 2003, the Company incurred expenses of $238,140 (unaudited) and $172,465 (unaudited), respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

EMPLOYMENT CONTRACT

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the six months ended June 30, 2004 and 2003, bonuses totaling $60,702 (unaudited) and $14,649 (unaudited), respectively, were paid under the terms of this agreement. As of June 30, 2004 and December 31, 2003, the accrued bonuses were $0 (unaudited) and $0, respectively.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for co-op marketing based on management's evaluation of historical experience and current industry and Company trends. During the six months ended June 30, 2004 and 2003, the Company incurred $861,655 (unaudited) and $1,370,675 (unaudited), respectively, related to these agreements. These amounts are netted against sales revenue in the accompanying statements of income.

CONSULTING  AGREEMENT

On March 9, 2004, the Company entered into a consulting agreement for public investor relations services. The agreement is on a month-to-month basis at $2,500 per month. In addition, the consultant was issued warrants to purchase 20,000 shares of common stock, consisting of 10,000 warrants with an exercise price of $4.00 and 10,000 warrants with an exercise price of $6.00. The warrants vested immediately and expire eighteen months from issuance.

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

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2004 and 2003, the Company made purchases from related parties totaling approximately $13,190,065 (unaudited) and $14,026,990 (unaudited), respectively.

During the six months ended June 30, 2004 and 2003, the Company had trade payables to related parties totaling approximately $3,666,686 (unaudited) and $7,379,971 (unaudited), respectively.

NOTE  9  -  SUBSEQUENT  EVENTS

Merger  (unaudited)
-------------------

On July 6, 2004 the Company completed the merger of its wholly-owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

Line of credit (unaudited)
--------------------------

On August 6, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from September 1, 2004 to November 1, 2004.

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

     We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. We employ a three-brand approach to differentiate products among various sales channels and price points. Our three brands are I/OMagic , Digital Research Technologies and Hi-Val.

     Prior to 2003, we also emphasized the sale of other PC-related and consumer electronics products, including media, computer keyboards and mice, cameras, audio and graphic cards and flat panel television monitors. During the latter part of 2002 and the early part of 2003, we made a strategic decision to de-emphasize these additional product offerings in order to focus our management and financial resources on the manufacture and sale of our data storage and digital entertainment products, especially the manufacture and sale of dual-format DVD recordable drives that we introduced in July 2003. Because of our planned introduction of these devices in the third quarter of 2003, we reduced our promotional activities, such as rebates and point-of-sale discounts, for our CD-based products. This reduction in promotional activities, combined with our transition out of certain product offerings and other factors discussed below, resulted in a 25.5% decline in net sales for 2003 as compared to 2002. Despite this significant reduction in net sales for 2003 as compared to 2002, we reduced our net loss from $8.3 million in 2002 to $265,000 in 2003. We believe that this significant improvement in our operating results is due, in large part, to the following factors:

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

- Elimination of accelerated leasehold amortization. During 2003, we accelerated the amortization of our prior corporate headquarters and warehouse facility because we relocated during the latter part of 2003. The amortization of new leasehold improvements during 2004 is expected to be under normal life-of-lease policy amortized over the term of our lease.

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

     The $21.3 million decline in net sales during 2003 from 2002, as noted above, occurred during a period of more rapidly declining net losses. This decline in net sales was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced other business issues with OfficeMax and, as a result, discontinued sales in January 2004. We continue to negotiate with OfficeMax to resume sales in 2004, but there can be no assurance that sales to OfficeMax will resume.

     We increased our net income 22.9% to $257,000 in the first quarter of 2004 from $209,000 in the first quarter of 2003, despite an 8.2% decline in net sales to $15.7 million in the first quarter of 2004 from $17.1 million in the first quarter of 2003. Our net loss increased 23.1% to $1.6 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003. This increase in net loss primarily resulted from a 43.8% decline in net sales to $7.2 million in the second quarter of 2004 from $12.8 million in the second quarter of 2003. Our net loss increased 27.3% to $1.4 million for the first six months of 2004 from $1.1 million for the first six months of 2003. This increase in net loss primarily resulted from a 24.4% decline in net sales to $22.6 million in the first six months of 2004 from $29.9 million in the first six months of 2003.

     We believe that the significant decline in our net sales during the second quarter of 2004, and accordingly during the first six months of 2004, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the second quarter of 2004, and accordingly during the first six months of 2004, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology. We expect to begin our shipment of double-layer DVD drives at the end of the third quarter of 2004, and expect significant shipments of these drives in the fourth quarter of 2004.

     Another factor contributing significantly to the decline in our net sales during the second quarter of 2004 and for the first six months of 2004, as compared to the same periods in 2003, was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2001, 2002 and 2003, declined in the second quarter of 2004 to $1.6 million, representing a decrease of 67% from $4.8 million in the second quarter of 2003, and declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Although we expect this decline in sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. Management is currently in discussions with Best Buy regarding the sale of other products not currently sold to, or private labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy. If our sales to Best Buy continue to decline, our business and results of operations will continue to be materially and adversely affected.

     Our business focus is predominantly on DVD-based products. DVD-based products generally yield higher average selling prices and higher gross margins than CD-based products. We expect market demand for data storage products to continue to shift from CD- to DVD-based products. We expect that the very short product life cycles of DVD-products experienced in 2004, as compared to other data storage products that we have offered for sale in the past, including our CD-based products, will lengthen following the introduction of double-layer DVD drives; however, there can be no assurance that product life-cycles will lengthen or that consumers will not continue to delay purchases in anticipation of products incorporating faster data storage and access speeds or new technologies, or both. Our business focus and the majority of the data storage products that we sell, in both absolute terms and as a percentage of our net sales, currently reflect our expectations regarding the continued shift in market demand from CD- to DVD-based products. As noted above, we expect to begin our shipment of double-layer DVD drives at the end of the third quarter of 2004, and expect significant shipments of these drives in the fourth quarter of 2004.

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

     In addition to CD- and DVD-based products, we plan to begin shipment of our new GigaBank data storage product, a compact and portable external hard drive with a built-in USB connector, at the end of the third quarter or at the beginning of the fourth quarter of 2004.

     Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. For example, as noted above, our sales to Best Buy, who was our largest retailer during 2001,

2002 and 2003, declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our challenge will be to deliver products and provide service to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

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

     Inventory turnover. Our product life-cycles typically ranges from 3-12 months, generating lower average selling prices as the cycle matures. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

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

     Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first six months of 2004, our annualized inventory turnover level was 6.6 as compared to 5.5 for the first six months of 2003, representing a period-to-period increase of 20% primarily as a result of a 37% decrease in inventory offset by a 24% decrease in sales. For 2003, our inventory turnover level was 6.4 as compared to 9.4 for 2002, representing a period-to-period decrease of 32% primarily as a result of a 9% increase in inventory and a 26% decrease in sales. For 2002, our inventory turnover level was 9.4 as compared to 5.6 for 2001, representing a period-to-period increase of 68% primarily due to a reduction of inventory acquired in connection with our acquisition of IOM Holdings, Inc. and a 23% increase in net sales.

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

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. During the first six months of 2004 our consignment sales model accounted for 31.4% of our total net sales as compared to 40.7% of our total net sales in the first six months of 2003, representing a 22.9% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer. During 2003 our consignment sales model accounted for 35.7% of our total net sales as compared to 31.5% of our total net sales in 2002, representing a 13.3% increase. During 2002 our consignment sales model accounted for 31.5% of our total net sales as compared to 14% of our total net sales in 2001, representing a 125% increase. Although consignment sales declined as a percentage of our net sales in the first six months of 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2003, 2002 and 2001, and during the first six months of 2004, our six largest retailers accounted for approximately 78%, 88% and 92%, and 83%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

Market Development Fund and Cooperative Advertising Costs, Promotion Costs and Slotting Fees

     Market development fund and cooperative advertising costs, promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first six months of 2004, our market development fund and cooperative advertising costs, promotion costs and slotting fees were $3.5 million, or 15.5% of net sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, promotion costs and slotting fees of $4.2 million, or 14.0% of net sales, in the first six months of 2003, all of which was offset against gross sales. These costs and fees increased as a percentage of our net sales, especially in the second quarter of 2004, increasing to 29.2% of our net sales from 13.9% of our net sales in the second quarter of 2003, primarily as a result of instituting sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives.

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

Inventory  Obsolescence  Allowance

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. For the first six months of 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $368,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2003, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $150,000. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first six months of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $244,000 and $414,000, respectively.

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

     Our return rate is based upon our past history of actual returns. We believe that return rates are dependent on our ability to provide technical support for our products. As we have been selling the same lines of products for several years, we believe that our technical support staff has developed knowledge and expertise in solving the end-users' issues which has lead to diminishing product returns by the end users. In 2002, we reduced our estimated future return rate from 13.9% to 8.5%. We believe the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If we encounter problems with our technical support, either with current products or with new products we might introduce in the future, then we would need to reconsider this factor. Our estimated future return rate remained at this level throughout 2003. In 2004, we increased our estimated future return rate to 11.0% to reflect the actual return rate in 2003.

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

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                                                                                              RESULTS AS A
                                                                                                                PERCENTAGE
                                                                                                            OF NET SALES FOR
                                                                               DOLLAR          PERCENTAGE    THE THREE MONTHS
                                                                              VARIANCE          VARIANCE          ENDED
                                                 THREE MONTHS ENDED        ---------------   -------------      JUNE 30,
                                                      JUNE 30,                FAVORABLE        FAVORABLE    ----------------
                                      ----------------------------------
                                              2004              2003        (UNFAVORABLE)    (UNFAVORABLE)   2004     2003
                                      --------------------  ------------  -----------------  -------------  -------  -------
                                                              (in thousands)
Net sales. . . . . . . . . . . . . .  $             7,192   $    12,793   $         (5,601)        (43.8)%   100.0%   100.0%
Cost of sales. . . . . . . . . . . .                6,941        10,883              3,942           36.2     96.5     85.1
                                      --------------------  ------------  -----------------  -------------  -------  -------
Gross profit . . . . . . . . . . . .                  251         1,910             (1,659)         (86.9)     3.5     14.9
Selling, marketing and
  advertising expenses . . . . . . .                  171           329                158           48.0      2.4      2.5
General and administrative expenses.                1,453         2,478              1,025           41.4     20.2     19.4
Depreciation and amortization. . . .                  209           355                146           41.1      2.9      2.8
                                      --------------------  ------------  -----------------  -------------  -------  -------
Operating loss . . . . . . . . . . .               (1,582)       (1,252)              (330)         (26.4)   (22.0)    (9.8)
Net interest expense . . . . . . . .                  (40)          (52)                12           23.1     (0.5)    (0.4)
Other income (expense) . . . . . . .                  (13)           26                (39)        (150.0)     0.2)     0.2
                                      --------------------  ------------  -----------------  -------------  -------  -------
Loss from operations before
  provision for income  taxes. . . .               (1,635)       (1,278)              (357)         (27.9)   (22.7)   (10.0)
Income tax provision (benefit) . . .                   (1)            1                  2          200.0        -        -
                                      --------------------  ------------  -----------------  -------------  -------  -------
Net loss . . . . . . . . . . . . . .  $            (1,634)  $    (1,279)  $           (355)        (27.8)%  (22.7)%  (10.0)%
                                      ====================  ============  =================  =============  =======  =======

     Net Sales. The decrease of $5.6 million in net sales from $12.8 million for the second quarter of 2003 to $7.2 million for the second quarter of 2004 is primarily due to the following significant factors: very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster data storage and access speeds and in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new double-layer DVD drive technologies, and the continued operation of private label programs by Best Buy.

     As discussed above, we believe that the significant decline in our net sales during the second quarter of 2004 as compared to the second quarter of 2003, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the second quarter of 2004 as compared to the second quarter of 2003, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology.

     Another factor contributing significantly to the decline in our net sales during the second quarter of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2001, 2002 and 2003, declined in the second quarter of 2004 to $1.6 million, representing a decrease of 67% from $4.8 million in the second quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     In addition, we instituted additional sales incentives and marketing promotions in the second quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the second quarter of 2004 were $2.1 million, or 29.2% of net sales, all of which was offset against gross sales, as compared to $1.8 million, or 13.9% of net sales, in the second quarter of 2003, all of which was offset against gross sales.

     Also, sales of our de-emphasized products declined by approximately
$1.4 million to $253,000 for the second quarter of 2004. A change in the allowance for sales returns also resulted in a $77,000 adjustment causing an increase in sales for the second quarter of 2004 as compared to a $421,000 adjustment causing an increase to sales for the second quarter of 2003, resulting in a $344,000 decrease in sales in the second quarter of 2004 compared to the second quarter of 2003. Sales in the second quarter of 2004 were also reduced by $285,000 for slotting fees as compared to $0 in the second quarter of 2003.

     The $5.6 million decrease in net sales for the second quarter of 2004 was comprised of a decrease in sales of $6.9 million resulting from a decrease in the volume of products sold. This decrease was partially offset by an increase in sales of $1.3 million resulting from higher average product sales prices.

     Gross Profit. The decrease in gross profit of $1.7 million from $1.9 million for the second quarter of 2003 to $251,000 for the second quarter of 2004 is primarily due to a decline in net sales of $5.6 million, increased sales incentives and promotion costs, and an increase in our reserve for slow moving inventory. The decrease in gross profit as a percentage of our net sales was primarily due to an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees from 13.9% of net sales during the second quarter of 2003 to 29.2% of net sales during the second quarter of 2004. These costs and fees increased primarily as a result of our institution of sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our direct product costs and related freight costs increased from 86.5% of net sales for the second quarter of 2003 to 92.8% of net sales for the second quarter of 2004, mainly due to the increased reduction in net sales resulting from an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees.

     In addition, our inventory reserve increased by $419,000 in the second quarter of 2004 as compared to the second quarter of 2003 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $158,000 in the second quarter of 2004 as compared to the second quarter of 2003. This decrease was primarily due to lower commissions as a result of reduced sales volume, and reduced payroll and related expenses due to fewer personnel and lower retailer performance charges.

     General and Administrative Expenses. The $1.0 million decrease in general and administrative expenses is primarily due to a $1.4 million decrease in bad debt expense to $60,000 in the second quarter of 2004 from $1.5 million in the second quarter of 2003, which was partially offset by a $221,000 increase in legal fees in the second quarter of 2004 after accounting for a $206,000 reversal of an over-accrual of estimated legal fees related to a lawsuit in the second quarter of 2003. The decrease in general and administrative expenses was also partially offset by an $82,000 increase in payroll and related expenses relating to contractual incentives in the second quarter of 2004 as compared to the second quarter of 2003.

     Depreciation and Amortization Expenses. The $146,000 decrease in depreciation and amortization expenses is primarily due to accelerated amortization during the second quarter of 2003 on our prior Santa Ana facility, which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003, and accordingly accelerated our amortization by $133,000 during the second quarter of 2003. We did not experience any accelerated amortization during the second quarter of 2004. Other Income (Expense). Other income (expense) increased by $27,000 in the second quarter of 2004 as compared to the second quarter of 2003. During the second quarter of 2004, expense related to currency transactions in connection with our sales in Canada increased by $39,000. This was partially offset by a $12,000 decrease in interest expense from $52,000 in the second quarter of 2004 to $40,000 in the second quarter of 2003 due to reduced borrowings under our line of credit.

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                                                                                         RESULTS AS A
                                                                                                          PERCENTAGE
                                                                                                       OF NET SALES FOR
                                                                              DOLLAR       PERCENTAGE    THE SIX MONTHS
                                                                             VARIANCE       VARIANCE          ENDED
                                                SIX MONTHS ENDED          ------------  ----------------   JUNE 30,
                                                    JUNE 30,                FAVORABLE       FAVORABLE
                                      --------------------------------                                   -------------
                                             2004             2003       (UNFAVORABLE)    (UNFAVORABLE)   2004    2003
                                      ------------------  ------------  ----------------  -------------  ------  ------
                                                         (in thousands)
Net sales. . . . . . . . . . . . . .  $          22,552   $    29,857   $        (7,305)        (24.5)%  100.0%  100.0%
Cost of sales. . . . . . . . . . . .             19,933        25,510             5,577           21.9    88.4    85.4
                                      ------------------  ------------  ----------------  -------------  ------  ------
Gross profit . . . . . . . . . . . .              2,619         4,347            (1,728)         (39.8)   11.6    14.6
Selling, marketing and
   advertising expenses. . . . . . .                651           665                14            2.1     2.9     2.2
General and administrative expenses.              2,820         3,935             1,115           28.3    12.5    13.2
Depreciation and amortization. . . .                418           712               294           41.3     1.8     2.4
                                      ------------------  ------------  ----------------  -------------  ------  ------
Operating loss . . . . . . . . . . .             (1,270)         (965)             (305)         (31.6)   (5.6)   (3.2)
Net interest expense . . . . . . . .                (84)         (155)               71           45.8    (0.4)   (0.5)
Other income (expense) . . . . . . .                (21)           49               (70)        (142.9)   (0.1)    0.1
                                      ------------------  ------------  ----------------  -------------  ------  ------
Loss from operations before
  provision for income taxes . . . .             (1,375)       (1,071)             (304)         (28.4)   (6.1)   (3.6)
Income tax provision (benefit) . . .                  2            (1)               (3)        (300.0)      -       -
                                      ------------------  ------------  ----------------  -------------  ------  ------
Net loss . . . . . . . . . . . . . .  $          (1,377)  $    (1,070)  $          (307)        (28.7)%   (6.1)%  (3.6)%
                                      ==================  ============  ================  =============  ======  ======

     Net Sales. The decrease of $7.3 million in net sales from $29.9 million for the first six months of 2003 to $22.6 million for the first six months of 2004 is primarily due to the following significant factors: very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster data storage and access speeds and in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new double-layer DVD drive technologies, the continued operation of private label programs by Best Buy and the decline in sales to OfficeMax. The decline in net sales caused by these factors was partially offset by a substantial increase in sales to Staples.

     As discussed above, we believe that the significant decline in our net sales during the first six months of 2004 as compared to the first six months of 2003, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the first six months of 2004 as compared to the first six months of 2003, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology.

     Another factor contributing significantly to the decline in our net sales during the first six months of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2001, 2002 and 2003, declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     Also, net sales to OfficeMax declined by $5.3 million, or 100%, during the first six months of 2004 as compared to the first six months of 2003. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced other business issues with OfficeMax and, as a result, discontinued sales in January 2004. We are negotiating with OfficeMax to resume sales in 2004, but there can be no assurance that sales to OfficeMax will resume.

     These decreases in net sales to Best Buy and OfficeMax were partially offset by an increase in net sales to Staples of $6.3 million, or 100% for the first six months of 2003 as compared to the first six months of 2004.

     In addition, we instituted additional sales incentives and marketing promotions in the second quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the second quarter of 2004 were $2.1 million, or 29.2% of net sales, all of which was offset against gross sales, as compared to $1.8 million, or 13.9% of net sales, in the second quarter of 2003, all of which was offset against gross sales. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the first six months of 2004 were $4.8 million, or 21.2% of net sales, all of which was offset against gross sales, as compared to $4.9 million, or 16.6% of net sales, in the first six months of 2003, all of which was offset against gross sales.

     Also, sales of our de-emphasized products declined by approximately $5.7 million to $758,000 for the first six months of 2004. A change in the allowance for sales returns also resulted in a $1.0 million adjustment causing an increase in sales for the first six months of 2004 as compared to a $761,000 adjustment causing an increase to sales for the first six months of 2003, resulting in a $242,000 decrease in sales in the first six months of 2004 compared to the first six months of 2003. Sales in the first six months of 2004 were also reduced by $570,000 for slotting fees as compared to $0 in the first six months of 2003.

     The $7.3 million decrease in net sales for the first six months of 2004 was comprised of a decrease in sales in the amount of $16.8 million resulting from a decrease in the volume of products sold. This decrease was partially offset by an increase in sales in the amount of $9.5 million resulting from higher average product sales prices.

     Gross Profit. The decrease in gross profit of $1.7 million from $4.3 million for the first six months of 2003 to $2.6 million for the first six months of 2004, is primarily due to a decline in net sales of $7.3 million, and increased sales incentives, promotion costs and slotting fees, and an increase in our reserve for slow moving inventory. The decrease in gross profit as a percentage of net sales was primarily due to an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees from 16.6% of net sales during the first six months of 2003 to 21.2% of net sales during the first six months of 2004. These costs and fees increased primarily as a result of our institution of sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our direct product costs and related freight costs increased from 86.0% of net sales for the first six months of 2003 to 86.4% of net sales for the first six months of 2004.

     In addition, our inventory reserve increased by $519,000 in the first six months of 2004 as compared to the first six months of 2003 due to our adjustment of the value of our slow-moving and obsolete inventory. Also, our inventory adjustment increased by $97,000 in the first six months of 2004 as compared to the first six months of 2003. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $14,000 in the first six months of 2004 as compared to the first six months of 2003. This decrease was primarily due to $108,000 in lower commissions as a result of reduced sales volume, $96,000 in reduced payroll and related expenses due to fewer personnel and $56,000 in lower retailer performance charges. These decreases were partially offset by $241,000 in higher advertising costs in the first six months of 2004 as compared to the first six months of 2003.

     General and Administrative Expenses. The $1.1 million decrease in general and administrative expenses is primarily due to a $1.4 million decrease in bad debt expense to $123,000 during the first six months of 2004 from $1.5 million during the first six months of 2003, and $82,000 less product design expense. These increased expenses were partially offset by a $258,000 increase in legal fees in the first six months of 2004 after accounting for a $206,000 reversal of an over-accrual of estimated legal fees related to a lawsuit in the first six months of 2003, an increase of $86,000 in insurance expense and an increase of $71,000 in payroll and related expenses relating to contractual incentives during the first six months of 2004 as compared to the first six months of 2003.

     Depreciation and Amortization Expenses. The $294,000 decrease in depreciation and amortization expenses is primarily due to accelerated amortization during the first six months of 2003 on our prior Santa Ana facility, which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003, and accordingly accelerated our amortization by $266,000 during the first six months of 2003. We did not experience any accelerated amortization during the first six months of 2004.

     Other Income (Expense). Other income (expense) decreased by $2,000 in the first six months of 2004 as compared to the first six months of 2003. During the first six months of 2004, interest expense decreased to $84,000 from $156,000 in the first six months of 2003 due to reduced borrowings under our line of credit. This decrease in interest expense was partially offset by a $70,000 increase in expense related to currency transactions in connection with our sales in Canada during the first six months of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of June 30, 2004, we had working capital of $10.0 million, an accumulated deficit of $16.4 million, $5.4 million in cash and cash equivalents and $10.1 million in net accounts receivable. This compares with working capital of $11.0 million, an accumulated deficit of $15.1 million, $6.2 million in cash and cash equivalents and $18.4 million in net accounts receivable as of December 31, 2003.

     For the six months ended June 30, 2004, our cash decreased $683,000, or 11.2%, from $6.1 million to $5.4 million as compared to a decrease of $3.2 million, or 43.3%, for the six months ended June 30, 2003 from $7.3 million to $4.2 million.

     Cash provided by our operating activities totaled $761,000 during the first six months of 2004 as compared to cash provided by our operating activities of $2.3 million during the first six months of 2003. This decrease of $1.6 million in cash provided by our operating activities primarily resulted from the decrease of $7.3 million in net sales during the first six months of 2004 as compared to the first six months of 2003. This decrease in net sales and other factors resulted in an $11.5 million decrease in the use of our trade credit facilities. The decrease in cash provided by our operating activities also partially resulted from a $2.2 million decrease in our allowance for doubtful accounts. These decreases in cash were partially offset by increases in cash resulting from a $3.8 million decrease in warehouse and consigned inventory, a $3.3 million decrease in accounts receivable, and a $2.8 million increase in accrued expenses, including increased accrued market development fund and cooperative advertising costs, promotion costs and slotting fees. In addition, legal settlements payable decreased by $2.0 million as we made the initial payment on the settlement of a litigation matter in the first quarter of 2003 in the amount of $3.0 million and we made the final payment in the first quarter of 2004 in the amount of $1.0 million.

     Decreases in our use of our trade credit facility and in our allowance for doubtful accounts each decreased cash. Decreases in inventory, accounts receivable, and legal settlements payable, and increases in accrued expenses, each increased cash.

     Cash used in our financing activities totaled $1.4 million during the first six months of 2004 as compared to $5.5 million for the first six months of 2003. We paid down $5.4 million of our ChinaTrust Bank loan balance during the first six months of 2003 through funds generated by our operations and we paid down $1.4 million of our United National Bank loan balance during the first six months of 2004 through funds generated by our operations. We repurchased $84,000 of our common stock in the first six months of 2003.

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

     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date of the agreement until November 1, 2004. We are in discussions with United National Bank to renew the agreement. Advances up to 65% of eligible accounts receivable bear interest at the floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of June 30, 2004, the interest rate was 4.75%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003 and June 30, 2004, we were in compliance with the first four covenants and the last covenant was not yet applicable.

     Effective September 2, 2003, we borrowed $3.4 million under the United National Bank credit facility to pay off the outstanding balance on our ChinaTrust Bank (USA) credit facility. As of June 30, 2004, the outstanding balance with United National Bank was $4.5 million and we had available to us $1.2 million of additional borrowings. Our credit facility with United National Bank expires on November 1, 2004.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of June 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of June 30, 2004, we owed Lung Hwa Electronics $1.0 million in trade payables net of the remaining $750,000 deposit.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of June 30, 2004, we owed BTC USA $2.6 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

     Our net loss increased 27.3% to $1.4 million for the first six months of 2004 from $1.1 million for the first six months of 2003, primarily resulting from a 24.4% decline in net sales to $22.6 million in the first six months of 2004 from $29.9 million in the first six months of 2003. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

     If, like Best Buy, any other of our major retailers, or a significant number of our smaller retailers, implement or expand private label programs covering products that compete with our products, our net sales will likely continue to decline and our net losses are likely to increase, which in turn could have a material and adverse impact on our liquidity, financial condition and capital resources. We expect the decline in our sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs; however, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. We cannot assure you that Best Buy will remain one of our major retailers or that we will successfully sell any products through Best Buy.

     We believe that the significant decline in our net sales during the first six months of 2004 resulted in part from very short product life-cycles leading consumers to delay purchases of single-layer DVD drives in anticipation of DVD drives with faster data storage and access speeds, and also to delay purchases of single-layer DVD drives in anticipation of the imminent availability of higher capacity double-layer DVD drives. We expect that the very short product life cycles of DVD-products experienced in 2004, as compared to other data storage products that we have offered for sale in the past, including our CD-based products, will lengthen following the introduction of double-layer DVD drives; however, there can be no assurance that product life-cycles will lengthen or that consumers will not continue to delay purchases in anticipation of products incorporating faster data storage and access speeds or new technologies, or both. We expect to begin our shipment of double-layer DVD drives at the end of the third quarter of 2004, and expect significant shipments of these drives in the fourth quarter of 2004.

     Despite the decline in our results of operations during the first and second quarters of 2004, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank which we believe will be renewed or replaced, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at June 30, 2004 was $2.6 million as compared to a backlog at June 30, 2003 of $4.3 million. Based on historical trends, we anticipate that our June 30, 2004 backlog may be reduced by approximately 11.1%, or $288,000, to a net amount of $2.3 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

                                                               PAYMENTS DUE BY PERIOD
                                                              -----------------------
CONTRACTUAL OBLIGATIONS
AT JUNE 30, 2004
----------------------------------                LESS THAN 1    1-3      4-5     AFTER 5
                                          TOTAL      YEAR       YEARS    YEARS     YEARS
----------------------------------  ------------ -----------  --------  --------  --------
Long Term Debt . . . . . . . . . .  $         -  $      -    $       - $      -   $      -
Capital Lease Obligations. . . . .            -         -            -        -          -
Operating Leases . . . . . . . . .      793,409   372,152      412,527    8,730          -
Unconditional Purchase Obligations            -         -            -        -          -
                                    ------------ -----------  --------  --------  --------
Total Contractual Cash Obligations  $   793,409  $372,152    $ 412,527  $ 8,730   $      -
                                    ============ =========== =========  ========  ========

     The above table outlines our obligations as of June 30, 2004 and does not reflect the changes in our obligations that occurred after that date.

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

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q, 10-K and 8-K, you should carefully consider the following discussion, which summarizes material risks, before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM EXPANDING OUR BUSINESS.

     We have incurred net losses in each of the last three years and for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $16.4 million. During 2003, 2002, 2001 and the six months ended June 30, 2004, we incurred net losses in the amounts of approximately $265,000, $8.3 million, $5.5 million and $1.4 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During the first six months of 2004, net sales to our two largest retailers, Staples and Best Buy, represented approximately 28% and 19%, respectively, of our total net sales, and net sales to our next four largest retailers, Office Depot, Circuit City, Radio Shack and CompUSA, represented approximately 12%, 10%, 8% and 5%, respectively, of our total net sales. During the first six months of 2004, aggregate net sales to these six retailers represented approximately 83% of our total net sales. During 2003, net sales to our two largest retailers, Best Buy and Circuit City, represented approximately 28% and 13%, respectively, of our total net sales, and net sales to our next four largest retailers, Office Depot, OfficeMax, CompUSA and Staples represented approximately 10%, 10%, 9% and 8%, respectively, of our total net sales. During 2003, aggregate net sales to these six retailers represented approximately 78% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Staples, Best Buy, Office Depot, Circuit City, Radio Shack and CompUSA collectively accounted for 83% of our net sales for the six months ended June 30, 2004.

     Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first six months of 2004 totaled $4.4 million representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private label program. As a consequence, our sales and profitability could decline significantly.

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

     Our accounts receivable represented 46%, 46%, 50% and 36% of our total assets as of December 31, 2003, 2002 and 2001, and as of the six months ended June 30, 2004, respectively. As of June 30, 2004, 78% of our accounts receivable represented amounts owed by four retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2003, 63% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with United National Bank and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

IF WE ARE UNABLE TO RENEW OR REPLACE OUR CREDIT FACILITY WITH UNITED NATIONAL BANK PRIOR TO ITS NOVEMBER 1, 2004 EXPIRATION DATE, WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY TO SUSTAIN OR EXPAND OUR CURRENT SALES VOLUME AND TO FUND OUR DAY-TO-DAY OPERATIONS.

     Our credit facility with United National Bank expires on November 1, 2004. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable. In the event of a payment default, United National Bank may accelerate the loan and declare all amounts immediately due and payable. If we are unable to renew or replace this credit facility prior to November 1, 2004, or if United National Bank calls the loan due in advance of its expiration as a result of a default, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we may be unable to fund our day-to-day operations.

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

     Sales of our data storage products in the first six months of 2004 and in the year 2003 accounted for approximately 99% and 94% of our net sales, respectively. Except for our digital entertainment products, which accounted for only approximately 1% and 6% of our net sales in the first six months of 2004 and in the year 2003, respectively, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first six months of 2004, six of our retailers accounted for 83% of our total net sales. Similarly, during 2003, six of our retailers accounted for 78% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

     As of August 19, 2004, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering approximately 126,275 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 80% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from August 19, 2004). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the first six months of 2004. Our sales to a foreign country (Canada) were approximately 1.1% of our total sales for the first six months of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the six months ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:

          Number   Description
          ------   -----------
10 Change in Terms Agreement, dated August 6, 2004, between I/OMagic Corporation and United National Bank

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

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         I/OMAGIC  CORPORATION

Dated:   August  20,  2004        By:     /s/  Tony  Shahbaz
                                          -----------------------
                                          Tony  Shahbaz,  President  and  Chief
                                          Executive  Officer
                                          (principal  executive officer)

Dated:   August  20,  2004        By:      /s/  Steve  Gillings
                                          ------------------------
                                          Steve  Gillings, Chief Financial
                                          Officer (principal financial and
                                          accounting  officer)

EXHIBITS  FILED  WITH  THIS  REPORT

Exhibit
Number  Description
------  -----------
10 Change in Terms Agreement, dated August 6, 2004, between I/OMagic Corporation and United National Bank

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002