Form 10-K/A
period 2003-12-31
I/OMAGIC CORP
filed 2004-10-28
CIK 1083663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $3,700,000, as of September 30, 2004, the last business day of the registrant’s most recently completed fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 22, 2004 was 4,529,672.

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

We own or have rights to use all of the product names, brand names and trademarks that we use in conjunction with the sale of our products, including our I/OMagic®, Digital Research Technologies® and Hi-Val® brand names and related logos, and our “MediaStation,” “DataStation,” Digital Photo Library™, EasyPrint™, Sound Assault™, PolarTech™ and GigaBank™ product names. In addition, this report refers to other product names, trade names and trademarks that are the property of their respective owners.

For purposes of this Annual Report, unless the context indicates otherwise, references to “we,” “us,” “our,” “I/OMagic,” and the “Company” means or refers to I/OMagic Corporation.

BUSINESS

Company Overview

We operate in the data storage and digital entertainment industries. We sell data storage and digital entertainment products primarily in the United States and, to a much lesser extent, in Canada, together known as the North American marketplace. During the first six months of 2004, sales generated within the United States accounted for approximately 98.8% of our net sales and sales generated within Canada accounted for approximately 1.2% of our net sales. For the years ended December 31, 2003, 2002 and 2001 sales generated within the United States accounted for approximately 98.5%, 99.0% and 100%, respectively, of our net sales and sales generated within Canada accounted for approximately 1.5%, 1.0% and 0%, respectively, of our net sales.

Our data storage product offerings are predominantly focused on optical data storage technologies and include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. Our digital entertainment product offerings are predominantly focused on products that complement our line of data storage products and include MP3 players, digital audio headphones and palm-sized 20 gigabyte portable hard disk drives that we call our Digital Photo Library™ system. We also sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 4.0 gigabytes, or 4,000 megabytes, depending on the user’s operating system and other factors, of storage capacity to serve as a product complementary to our other data storage product offerings and as a cost-efficient alternative to flash media devices. Our data storage products accounted for approximately 94% of our net sales during 2003 and approximately 99% of our net sales during the six months ended June 30, 2004, and our digital entertainment products accounted for approximately 6% and 1% of our net sales, respectively, for the same periods.

For the years ended December 31, 2003 and 2002, according to NPD, a provider of sales tracking services for, among others, the consumer electronics and information technology industries, we achieved the number one market share in both unit and dollar sales of “after-market” compact disc rewritable, or CD-RW, drives in North America. “After-market” products are products not built into a PC at the time of its initial purchase. We launched our dual-format recordable DVD drives in July 2003. According to NPD, we were able to achieve the number four market share in both unit and dollar sales of after-market recordable DVD drives in North America during 2003, with only six months of sales of our dual-format DVD recordable drives during that year. According to NPD, in a report generated October 21, 2004, we achieved the number one market share in unit sales and the number two market share in dollar sales during the first six months of 2004. We believe that the market for DVD-based data storage products will experience significant growth over the next few years and that we are in a position to benefit from this growth in terms of sales and market share.

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

Our most significant retailers during the past few years have been Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Collectively, these six retailers accounted for 78% of our net sales during 2003, including 28%, 13%, 10% and 10% of our total net sales for that period which were generated from Best Buy, Circuit City, Office Depot and OfficeMax, respectively. Collectively, these six retailers, together with Microcenter and RadioShack accounted for 81% of our net sales for the first six months of 2004, including 28%, 19%, 12% and 10% of our total net sales for that period which were generated from Staples, Best Buy, Office Depot and Circuit City, respectively.

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

We do not directly manufacture any of the products that we sell. We subcontract manufacture our products in Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers have substantial product development resources and facilities, and are among the major component manufacturers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd. BTC and Lung Hwa Electronics also provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allows us to utilize more capital resources for other aspects of our business. See “Management,” and “Certain Relationships and Related Transactions.”

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

Key Factors Driving Growth in the Data Storage and Digital Entertainment Industries

We believe that the following factors, among others, are driving and will continue to drive growth in the data storage and digital entertainment industries:

•	Increased data-intensive use of the Internet. As individuals and businesses continue to increase their data-intensive use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for the storage, management, protection, retrieval and transfer of data — especially high-capacity, cost-effective data storage devices — will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

•	Growth in new types of data. The growth in new types of data such as music, photographic, movie, and video game data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC text data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

•	Growth in the critical importance of data. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and potentially transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, retrieving and transferring this information has become increasingly important to many businesses.

•	Decrease in the cost of storing data. The cost of data storage continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

•	Convergence of technologies. Product offerings are beginning to embody the convergence of data storage and digital entertainment playback technologies. For instance, a digital video recorder, or DVR, can operate as the primary tool for storage, management, protection, retrieval and transfer of traditional PC data as well as digital entertainment data such as music, photos, movies, video games and other multi-media.

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

As a result of our access to a large retail network and our three-brand and “good, better, best” marketing strategies, we believe that we have established and will maintain a large market presence for our core data storage product offerings, resulting in significant market share. According to NPD in its Retail Hardware Reports, we achieved the number one market share in both unit and dollar sales of CD-RW drives in North America in 2002 and 2003. We believe that the data storage industry is shifting from CD-based products to DVD-based products. As a result, we launched our dual-format recordable DVD drives in July 2003. According to NPD in its Retail Hardware Report, we achieved the number four market share in both unit and dollar sales of recordable DVD drives in North America during 2003, with only six months of sales of dual-format DVD recordable drives during that year. According to NPD, in a report generated October 21, 2004, we achieved the number one market share in unit sales and number two market share in dollar sales during the first six months of 2004. By using the same strategies in offering our digital entertainment products, we believe that we will be able to establish a large market presence resulting in significant market share for those products as well.

Our Data Storage Solution

We focus on optical data storage products to respond to the demands and preferences of the data storage marketplace. We believe that the market for data storage products, especially “after-market” devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data. However, we sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 4.0 gigabytes, or 4,000 megabytes, depending on the user’s operating system and other factors, of storage capacity to serve as a product complementary to our other data storage product offerings and as a cost-efficient alternative to flash media devices.

We believe that our focus on optical data storage products is also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well- complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience, together with a related drive unit, is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices.

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

We also offer data storage products that use dual-layer DVD technology, which doubles DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, depending on the user’s operating system and other factors. We plan to continue our efforts to enhance our data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

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

We also sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 4.0 gigabytes, or 4,000 megabytes, depending on the user’s operating system and other factors, of storage capacity and as a cost-efficient alternative to flash media devices.

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

We believe that the market for digital entertainment products is expanding. We intend to continue to monitor the digital entertainment market and develop products to meet changing demands of the marketplace. Currently, our digital entertainment products represent a relatively new product category. These products accounted for approximately 6% of our net sales during 2003 and approximately 1% of our net sales during the first six months of 2004. We expect to continue to allocate resources to this product category to attempt to increase net sales. We believe that our strategic relationships with our retailers and our subcontract manufacturers will further our ability to achieve these goals.

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

Sales Channels

According to NPD in its Retail Hardware Reports for 2002 and 2003, during each of those years we ranked as the leader in unit and dollar sales of CD-RW drives in the North American marketplace, competing against companies such as Memorex, Sony and TDK. Our goal is to achieve and maintain a similar ranking for our DVD-based products. We believe that our ongoing transition from CD-based products to DVD-based products is consistent with the shift in market demand and will enable us to maintain or even increase our leadership position in the North American marketplace.

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

Companies that offer products similar to our data storage products include Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony, TDK and Toshiba. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our digital entertainment products include Apple Computer, Bose, Creative Technology, Rio Audio and Sony.

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

Intellectual Property

We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic®, Hi-Val® and Digital Research Technologies® are our registered trademarks. We also sell products under various product names such as MediaStation, DataStation, Digital Photo Library™, EasyPrint™, Sound Assault™, PolarTech™ and GigaBank™. As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

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

Employees

As of October 22, 2004, we had approximately 57 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

Horwitz and Beam

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys’ fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for January 24, 2005. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

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

Security Holders

As of October 22, 2004, we had 4,529,672 shares of common stock outstanding held of record by approximately 70 shareholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Net sales	$62,222,513	$83,529,708	$67,788,959	$60,805,437	$36,661,092
Cost of sales	53,083,729	74,665,823	62,776,334	53,126,489	31,419,757

Gross profit	9,138,784	8,863,885	5,012,625	7,678,948	5,241,335
Operating expenses	9,236,912	10,022,445	10,180,839	10,126,111	3,837,293

Income (loss) from operations	(98,128)	(1,158,560)	(5,168,214)	(2,447,163)	1,404,042
Total other income (expense)	(194,337)	(5,525,033)	(376,431)	(4,963,286)	30,256

Income (loss) from operations before income taxes	(292,465)	(6,683,593)	(5,544,645)	(7,410,449)	1,434,298
Income tax (benefit) expense	(27,148)	1,663,638	3,000	(999,600)	(428,500)

Net income (loss)	$(265,317)	$(8,347,231)	$(5,547,645)	$(6,410,849)	$1,862,798

Basic earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)	$(2.44)	$0.86

Diluted earnings (loss) per share	$(0.06)	$(1.84)	$(1.23)	$(2.44)	$0.86

Weighted-average shares outstanding, basic	4,529,672	4,528,894	4,528,341	2,629,894	2,153,954

Weighted-average shares outstanding, diluted	4,529,672	4,528,894	4,528,341	2,629,894	2,153,954

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,005,705	$5,138,111	$4,423,623	$3,502,546	$1,943,522
Working capital	11,010,155	11,288,330	18,374,492	21,838,710	7,598,786
Total assets	40,112,792	41,757,969	55,903,767	53,098,438	22,916,329
Stockholders’ equity	16,377,717	16,726,720	17,115,651	22,659,571	7,875,963
Redeemable convertible preferred stock	$—	$—	$9,000,000	$9,000,000	$—

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

The $21.3 million decline in net sales during 2003 from 2002, as noted above, occurred during a period of more rapidly declining net losses. This decline in net sales was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. We continue to negotiate with OfficeMax to resume sales in 2004, but there can be no assurance that sales to OfficeMax will resume.

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

We also believe that the significant decline in our net sales during the second quarter of 2004, and accordingly during the first six months of 2004, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user’s operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market’s transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology. We began selling our double-layer DVD drives at the end of the third quarter of 2004.

Another factor contributing significantly to the decline in our net sales during the second quarter of 2004 and for the first six months of 2004, as compared to the same periods in 2003, was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Although we expect this decline in sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. Management is currently in discussions with Best Buy regarding the sale of other products not currently sold to, or private-labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy. If our sales to Best Buy continue to decline, our business and results of operations will continue to be materially and adversely affected.

Our business focus is predominantly on DVD-based products. DVD-based products generally yield higher average selling prices and higher gross margins than CD-based products. We expect market demand for data storage products to continue to shift from CD- to DVD-based products. We expect that the very short product life-cycles of DVD-based products we experienced in 2004, as compared to other data storage products that we have offered for sale in the past, including our CD-based products, will lengthen following the introduction of double-layer DVD drives; however, there can be no assurance that product life-cycles will lengthen or that consumers will not continue to delay purchases in anticipation of products incorporating faster data storage and access speeds or new technologies, or both. Our business focus and the majority of the data storage products that we sell, in both absolute terms and as a percentage of our net sales, currently reflect our expectations regarding the continued shift in market demand from CD- to DVD-based products. As noted above, we began selling our double-layer DVD drives at the end of the third quarter of 2004.

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

In addition to CD- and DVD-based products, we sell a line of GigaBank™ data storage products, which are compact and portable external hard drives with a built-in USB connector.

Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. For example, as noted above, our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Our challenge will be to deliver products and provide service to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

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

Net product margins. Net product margins, from product-to-product and across all of our products as a whole, is an important measurement of our operating performance. We monitor margins on a product-by-product basis to ascertain whether particular products are profitable or should be phased out as unprofitable products. In evaluating particular levels of product margins on a product-by-product basis, we focus on attaining a level of net product margin sufficient to contribute to normal operating expenses and to provide a profit. The level of acceptable net product margin for a particular product depends on our expected product sales mix. However, we occasionally sell products for certain strategic reasons to, for example, complete a product line or for promotional purposes, without a rigid focus on historical product margins or contribution to operating expenses or profitability.

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

Rebates and sales incentives. Rebates and sales incentives offered to customers and retailers are an important aspect of our business and are instrumental in obtaining and maintaining market leadership through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow moving products. We focus on rebates and sales incentives costs as a proportion of our total net sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

Inventory turnover. Our products’ life-cycles typically range from 3-12 months, generating lower average selling prices as the cycles mature. We attempt to keep our inventory levels at amounts adequate to meet our retailers’ needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance. Our use of a consignment sales model results in greater exposure to the danger of declining average selling prices, however our consignment sales model allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first six months of 2004, our annualized inventory turnover level was 6.6 as compared to 5.5 for the first six months of 2003, representing a period-to-period increase of 20% primarily as a result of a 37% decrease in inventory offset by a 24% decrease in net sales. For 2003, our inventory turnover level was 6.4 as compared to 9.4 for 2002, representing a period-to-period decrease of 32% primarily as a result of a 9% increase in inventory and a 26% decrease in net sales. For 2002, our inventory turnover level was 9.4 as compared to 5.6 for 2001, representing a period-to-period increase of 68% primarily due to a reduction of inventory acquired in connection with our acquisition of IOM Holdings, Inc. and a 23% increase in net sales.

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

Sales Models

We employ three primary sales models: a standard terms sales model, a consignment sales model and a special terms sales model. We generally use one of these three primary sales models, or some combination of these sales models, with each of our retailers.

Standard Terms

Currently, the majority of our net sales are on a terms basis. Under our standard terms sales model, a retailer is obligated to pay us for products sold to it within a specified number of days from the date of sale of products to the retailer. Our standard terms are typically net 60 days. We typically collect payment from a retailer within 60 to 75 days following the sale of products to a retailer.

Consignment

Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report — that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer.

Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during the first six months of 2004 our consignment sales model accounted for 31.4% of our total net sales as compared to 40.7% of our total net sales in the first six months of 2003, representing a 22.9% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer. During 2003 our consignment sales model accounted for 35.7% of our total net sales as compared to 31.5% of our total net sales in 2002, representing a 13.3% increase. During 2002 our consignment sales model accounted for 31.5% of our total net sales as compared to 14% of our total net sales in 2001, representing a 125% increase. Although consignment sales declined as a percentage of our net sales in the first six months of 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.

During 2001, 2002 and 2003, we increased the use of our consignment sales model based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of resale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

Managing an appropriate level of consignment sales is an important challenge. As noted above, the payment period for products sold on consignment is based on the day consigned products are resold by a retailer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the retailer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a traditional terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover levels to ensure that they are sufficiently frequent to maintain appropriate liquidity. Our consignment sales model enables us to have more pricing control over inventory sold through our retailers as compared to our standard terms sales model. If we identify a decline in inventory turnover levels for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to the implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover levels.

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

Special Terms

We occasionally employ a special terms sales model. Under our special terms sales model, the payment terms for the purchase of our products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. We ordinarily do not offer any rights of return or rebates for products sold under our special terms sales model. Our payment terms are ordinarily shorter under our special terms sales model than under our standard terms or consignment sales models and we typically require payment in advance, at the time of sale, or shortly following the sale of products to a retailer.

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

Pricing Pressures

We face downward pricing pressures within our industry that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the data storage and digital entertainment industries are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures.

In addition, the data storage and digital entertainment industries are extremely competitive. Numerous large competitors such as Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics, Samsung Electronics and Toshiba compete with us in the data storage industry. Numerous large competitors such as Apple Computer, Bose and Sony and other competitors such as Creative Technology and Rio Audio compete with us in the digital entertainment industry. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

Finally, the actions of our retailers often exert downward pricing pressures on products that we offer. Our retailers pressure us to offer products to them at attractive prices. In doing this, we do not believe that the overall goal of our retailers is to increase their margins on these products. Instead, we believe that our retailers pressure us to offer products to them at attractive prices in order to increase sales volume and consumer traffic, as well as to compete more effectively with other retailers of similar products. Additional downward pricing pressure also results from the continuing threat that our retailers may begin to directly import or private-label products that are identical or very similar to our products. Our pricing decisions with regard to certain products are influenced by the ability of retailers to directly import or private-label identical or similar products. Therefore, we constantly seek to maintain prices that are highly attractive to our retailers and that offer less incentive to our retailers to commence or maintain direct import or private-label programs.

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

Revenue Recognition

We recognize revenue under three primary sales models: a standard terms sales model, a consignment sales model and a special terms sales model. We generally use one of these three primary sales models, or some combination of these sales models, with each of our retailers.

Standard Terms

Under our standard terms sales model, a retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer. Our standard terms are typically net 60 days from the transfer of title to the products to a retailer. We typically collect payment from a retailer within 60 to 75 days from the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of our agreement with a particular retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a retailer and accepted by us. A retailer’s obligation to pay us for products sold to it under our standard terms sales model is not contingent upon the resale of those products. We recognize revenue for standard terms sales at the time title to products is transferred to a retailer.

Consignment

Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report — that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer’s resale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to us. Except in the case of theft or damage, a retailer’s obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the resale of those products. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer. Because we retain title to products in our consignment sales channels until their resale by a retailer, revenue is not recognized until the time of resale. Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition. We recognize revenue for consignment sales in the period during which resale occurs.

Special Terms

Under our special terms sales model, the payment terms for the purchase of our products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of our negotiations is a special agreement with a retailer that defines how and when transfer of title occurs and risk of ownership shifts to the retailer. We ordinarily do not offer any rights of return or rebates for products sold under our special terms sales model. A retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by us. Our payment terms are ordinarily shorter under our special terms sales model than under our standard terms or consignment sales models and we typically require payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of our agreement with the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on our agreement with a retailer. A retailer’s obligation to pay us for products sold to it under our special terms sales model is not contingent upon the resale of those products. We recognize revenue for special terms sales at the time title to products is transferred to a retailer.

Market Development Fund and Cooperative Advertising Costs, Promotion Costs and Slotting Fees

Market development fund and cooperative advertising costs, promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first six months of 2004, our market development fund and cooperative advertising costs, promotion costs and slotting fees were $3.5 million, or 11.6% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, promotion costs and slotting fees of $4.2 million, or 10.9% of gross sales, in the first six months of 2003, all of which was offset against gross sales. These costs and fees increased as a percentage of our net sales, especially in the second quarter of 2004, increasing to 14.3% of our gross sales from 10.2% of our gross sales in the second quarter of 2003, primarily as a result of instituting sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. In 2003, our market development fund and cooperative advertising costs were $8.4 million, all of which was offset against gross sales. In 2002, our market development fund and cooperative advertising costs were $9.3 million, all of which was offset against gross sales. For the year ended December 31, 2001, our market development fund and cooperative advertising costs were $13.2 million, all of which was offset against gross sales.

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

Inventory Obsolescence Allowance

Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers’ current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. For the first six months of 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $368,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2003, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $150,000. For 2003, 2002 and 2001, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000, $2.1 million, and $1.2 million, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first six months of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $244,000 and $414,000, respectively. During 2003, 2002, and 2001, we sold inventories previously reserved for and accordingly reduced the reserve by $667,000, $1.6 million and $2.5 million, respectively. For 2003, 2002 and 2001, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

We have a limited 90-day to one year time period for product returns from end-users; however, our retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. While we believe that most returns occur shortly after purchase, we use a two-month window in our estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by us. It is our belief that we receive returns for up to 60 days following the sale of a product. Therefore, the amount of the allowance for sales returns at the end of a given reporting period is calculated based upon sales during the two month period ending on the last day of that reporting period. Accordingly, as of December 31st of any given year, the allowance for sales returns is calculated based upon sales during the months of November and December of that year. Not all of the returns from those two months’ sales will have been received and processed as of the end of the reporting period, but rather some of the returns related to those sales will be received in the two months subsequent to the end of the reporting period—for example, in January and February for a reporting period ending on December 31st.

Because the amount of the allowance for sales returns at the end of a given reporting period is based solely on the amount of sales generated in the two month period ending on the last day of that reporting period, there is not necessarily a close correlation or a causal relationship between the amount of sales generated during a longer reporting period, such as a full year, and the amount of the allowance for sale returns recorded at the end of that reporting period. Therefore, year-over-year increases or declines in sales do not necessarily result in or cause year-over-year increases or declines in the amount of the allowance for sales returns recorded at the end of a given reporting period.

Our return rate is based upon our past history of actual returns. We believe that return rates are dependent on our ability to provide technical support for our products. As we have been selling the same lines of products for several years, we believe that our technical support staff has developed knowledge and expertise in solving the end-users’ issues which has lead to diminishing product returns by the end users. In 2002, we reduced our estimated future return rate from 13.9% to 8.5%. We believe the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If we encounter problems with our technical support, either with current products or with new products we might introduce in the future, then we would need to reconsider this factor. Our estimated future return rate remained at this level throughout 2003. In 2004, we increased our estimated future return rate to 11.0% to reflect the actual return rate in 2003. We believe that our return rates increased in 2003 as a result of increased difficulty experienced by retail customers in the installation of our new DVD-RW products.

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

Net Sales. The significant decrease in net sales for 2003 is primarily due to our strategic decision to de-emphasize the sale of certain products, coupled with reduced sales of our CD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as mail-in and point-of-sale rebates, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. Also contributing to the overall decline in net sales for 2003 was a $14.4 million, or 70.2%, decrease in net sales to OfficeMax as compared to 2002. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. We are negotiating with OfficeMax to resume sales in 2004, but there can be no assurance that sales will resume.

The significant decrease in net sales for 2003 was comprised of a decrease in net sales in the amount of $40.6 million resulting from a decrease in the volume of products sold and a decrease in the amount of $2.4 million resulting from a change in our reserves for future returns on sales. These decreases were partially offset by an increase in net sales in the amount of $21.7 million resulting from higher average product sales prices. The decrease in the volume of products sold was consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, but also resulted from reduced sales of our CD-based products as noted above.

        Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in freight costs from $4.5 million in 2002 to $2.1 million in 2003. Of this $2.4 million reduction, an estimated $1.3 million is due to lower net sales in 2003 as compared to 2002 and an estimated $600,000 is due to lower air freight costs during 2003 as compared to 2002 primarily because in late 2002 our air freight costs increased significantly due to port strikes in California. Our products are typically shipped from our Asian subcontract manufacturers via less expensive ocean freight as opposed to comparatively costly air freight. Finally, an estimated $500,000 is due to the shipment of more product to our warehouse in Irvine, California with freight charges paid by our vendors in 2003 as compared to 2002.

Another contributing factor to our improvement in gross profit is a reduction in our slow-moving and obsolete inventory charges from $2.1 million (2.5% of net sales) for 2002 to $0.1 million (0.2% of net sales) for 2003. During 2002, we reduced the cost of our inventory to market for permanent declines in the market for certain of our products. Many of these slow-moving or obsolete products were subsequently sold at the revised market price, and occasionally we sold slow-moving or obsolete products in excess of revised market prices; however, these amounts were not significant to our results of operations and accounted for less than 1% of our total net sales. We had an additional charge to gross profit in 2003 of $214,000 for obsolete inventory sold below the amount reserved. Due to the short life-cycle of many of our products resulting from, in part, the effects of technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

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

Net Sales. The increase in net sales for 2002 is primarily due to increased sales to our existing consignment retailers, sales to new retailers, and a $4.2 million increase in net sales resulting from changes to our reserve for future returned products. The increase in net sales due to a change in our reserves for future returns on sales was based on a monthly calculation we make to adjust sales for estimated future product returns based on historical data. Two factors resulted in this increase. First, a decrease in sales volume in the last two months of 2002 as compared to 2001 (used as the basis for our reserve for future returns) versus an increase in sales volume in the last two months of 2001 as compared to the last two months of 2000 resulted in $3.5 million of the increase. Second, the percentage of estimated returns was reduced in 2002 and 2001 based on actual returns showing that the return rates previously used should have been reduced. This resulted in a $694,000 increase in net sales. We believe that better installation manuals and improved technical support during 2001 resulted in a lower product return rate.

The increase in net sales for 2002 was comprised of an increase in sales in the amount of $11.0 million resulting from an increase in the volume of products sold, an increase of $4.2 million resulting from changes to our reserves for future returns on sales, and an increase in sales in the amount of $532,000 resulting from higher average product sales prices. The increase in sales resulting from higher average product sale prices is consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, and focus on products with higher average sales prices such as CD-RW drives.

Gross Profit. The increase in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in inventory adjustments from $2.8 million for 2001 to $602,000 for 2002. This was offset by an increase in our slow-moving and obsolete inventory charges from $1.2 million for 2001 to $2.1 million for 2002. The amount of inventory adjustments decreased in 2002 from 2001 primarily as a result of an inventory adjustment in the amount of $3.6 million in 2001 for outdated or damaged product-related items acquired in connection with the acquisition of IOM Holdings, Inc., including sleeves, manuals, installation disks and other product-related items that were either damaged or of no value, and which were disposed of for no value. In addition, damaged or out of warranty sound cards, CD-ROMs and CD-RW drives were discarded. Inventory adjustments of $602,000 in 2002 were for sleeves, manuals, install disks and other production items that were damaged or of no value as well as damaged or out of warranty products that were disposed of for no value. The amount of slow-moving and obsolete inventory charges increased in 2002 from 2001 primarily as a result of a charge in the amount of $2.1 million in 2002 for obsolete inventory acquired in connection with the acquisition of IOM Holdings, Inc., including sound cards, cases for external CD-RW drives, older and slower speed CD-ROM and CD-RW drives and digital cameras. We increased the reserve by $1.6 million in 2002 for those items.

The increase in our reserve by $1.6 million in 2002 for those items was due to our strategic decision to de-emphasize certain products and to focus our management and financial resources on the manufacture and sale of our data storage and digital entertainment products. The product categories we de-emphasized were audio cards, video cards, input/output cards, fax modems, keyboards and other miscellaneous older and slower-moving items. These categories represented approximately 30 different product types, consisting of approximately 2.2 million units, including various product-related items such as sleeves and packaging materials, manuals, warranty cards, cables, screws and connectors, installation disks, and key hardware components, that were written down during this period as a result of our decision not to support certain sales channels for these de-emphasized products, thereby rendering these products slow-moving and obsolete. We had an additional charge to gross profit in 2001 of $167,000 for obsolete inventory sold below the amount reserved.

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

Other Income (Expenses). Other income (expenses) increased to $5.5 million as compared to $376,000 in 2001. This increase was primarily due to $5.2 million of settlement costs and related legal expenses in connection with a significant litigation matter. We also recorded a gain of $39,000 on the disposal of property and equipment which we sold in connection with vacating our second facility at the end of April 2002.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of June 30, 2004, we had working capital of $10.0 million, an accumulated deficit of $16.4 million, $3.5 million in cash and cash equivalents and $10.1 million in net accounts receivable. This compares with working capital of $11.0 million, an accumulated deficit of $15.1 million, $4.0 million in cash and cash equivalents and $18.4 million in net accounts receivable as of December 31, 2003.

For the six months ended June 30, 2004, our cash decreased $2.6 million, or 42.2%, from $6.1 million to $3.5 million as compared to a decrease of $5.0 million, or 68.4%, for the six months ended June 30, 2003 from $7.3 million to $2.3 million.

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

Cash used in our investing activities totaled $1.9 million during the first six months of 2004 and 2003. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.

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

Cash provided by our operating activities totaled $3.6 million during 2003 as compared to $3.3 million for 2002. This increase in cash provided by operations during 2003 primarily resulted from:

•	a $7.8 million increase in cash from the use of our trade credit facilities from related party vendors;

•	a $1.5 million increase in our allowance for doubtful accounts relating to our decision to increase our reserve for past due accounts receivable primarily associated with the acquisition of IOM Holdings, Inc., the magnitude of which is not expected to occur in future periods;

•	an $816,000 increase in accounts payable because of an increase in purchases of inventory from our vendors on a term basis;

•	a $689,000 increase provided by the depreciation and amortization of fixed assets, which included the accelerated amortization of our former facility in Santa Ana, California in the amount of $389,000, which amount is non-recurring; and

•	a $579,000 increase provided by the amortization of our trademarks, which was $338,000 less than the prior year due to an increase in 2002 of the useful lives of certain of our trademarks. We expect that the amortization will continue at the $579,000 level for each of the next five years.

These increases in cash were partially offset by the following:

•	a $3.0 million payment relating to the settlement of the Vakili litigation, which amount is non-recurring;

•	a $2.5 million decrease in accrued expenses primarily due to a $1.7 million reduction in accrued promotions and marketing expenses due to fewer sales in 2003 than in 2002 and a $705,000 reduction in accrued legal fees due to payment of legal fees associated with the Vakili litigation. We do not expect that our future changes to accrued legal fees will be of this magnitude;

•	an $863,000 increase in accounts receivable, resulting from significant sales to our retailers on a term basis during late 2003; and

•	a $646,000 increase in warehouse inventory in anticipation of January 2004 sales.

Cash used in our investing activities totaled $2.4 million during 2003 as compared to $2.2 million for 2002. Our investing activities in 2003 consisted of restricted cash related to our United National Bank loan and leasehold improvements, furniture and computer equipment.

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

On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date of the agreement until November 1, 2004 and on October 27, 2004 extended the expiration date of the agreement until December 1, 2004. Advances up to 65% of eligible accounts receivable bear interest at the floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of June 30, 2004, the interest rate was 4.75%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003 and June 30, 2004, we were in compliance with the first four covenants and the last covenant was not yet applicable.

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

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of June 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days’ prior written notice to the other party. As of June 30, 2004, we owed Lung Hwa Electronics $1.0 million in trade payables net of the remaining $750,000 deposit.

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

Lung Hwa Electronics and BTC USA provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See “Certain Relationships and Related Transactions.”

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

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

We believe that the significant decline in our net sales during the first six months of 2004 resulted in part from very short product life-cycles leading consumers to delay purchases of single-layer DVD drives in anticipation of DVD drives with faster data storage and access speeds, and also to delay purchases of single-layer DVD drives in anticipation of the imminent availability of higher capacity double-layer DVD drives. We expect that the very short product life-cycles of DVD-based products experienced in 2004, as compared to other data storage products that we have offered for sale in the past, including our CD-based products, will lengthen following the introduction of double-layer DVD drives; however, there can be no assurance that product life-cycles will lengthen or that consumers will not continue to delay purchases in anticipation of products incorporating faster data storage and access speeds or new technologies, or both. We began selling our double-layer DVD drives at the end of the third quarter of 2004.

Despite the decline in our results of operations during the first and second quarter of 2004, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank which we believe will be renewed or replaced, will be sufficient to fund our anticipated working capital and capital expenditure requirements for the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products, hinder our ability to compete and may impair our ability to fund day-to-day operations.

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

Quantitative and Qualitative Disclosures About Market Risk

Our operations were not subject to commodity price risk during 2003 or during the first six months of 2004. Our sales to a foreign country (Canada) were approximately 1.5% of our total sales for 2003 and approximately 1.2% of our total sales for the first six months of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

If we are unable to renew or replace our credit facility with United National Bank prior to its December 1, 2004 expiration date, we may be unable to borrow funds to purchase inventory to sustain or expand our current sales volume and to fund our day-to-day operations.

Our credit facility with United National Bank expires on December 1, 2004. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable. In the event of a payment default, United National Bank may accelerate the loan and declare all amounts immediately due and payable. If we are unable to renew or replace this credit facility prior to December 1, 2004, or if United National Bank calls the loan due in advance of its expiration as a result of a default, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we may be unable to fund our day-to-day operations.

We have incurred significant losses in the past, and we may continue to incur significant losses in the future. If we continue to incur losses, we will experience negative cash flow which may hamper current operations and may prevent us from expanding our business.

We have incurred net losses in each of the last four years and for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $16.4 million. During 2003, 2002, 2001 and the six months ended June 30, 2004, we incurred net losses in the amounts of approximately $265,000, $8.3 million, $5.5 million and $1.4 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Staples, Best Buy, Office Depot, Circuit City, Radio Shack and CompUSA collectively accounted for 83% of our net sales for the six months ended June 30, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first six months of 2004 totaled $4.4 million representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

Lung Hwa Electronics and Behavior Tech Computer Corp., our two principal subcontract manufacturers, provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See “Certain Relationships and Related Transactions.”

The data storage and digital entertainment industries are extremely competitive. All of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The data storage and digital entertainment industries are extremely competitive. All of our significant competitors in the data storage industry, including Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony, TDK and Toshiba, and all of our significant competitors in the digital entertainment industry, including Apple Computer, Bose, Creative Technology, Rio Audio and Sony have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales.

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

If we fail to select high turnover products for our consignment sales channels, our financing costs may exceed targeted levels, we may be unable to fund additional purchases of inventory and we may be forced to reduce prices and accept lower margins to sell consigned products, which would cause our sales, profitability and financial resources to decline.

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

Our indemnification obligations to our retailers for product defects could require us to pay substantial damages, which could have a significant negative impact on our profitability and financial resources.

A number of our agreements with our retailers provide that we will defend, indemnify and hold them and their customers, harmless from damages and costs that arise from product warranty claims or from claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or the cost of any resulting liability we incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could adversely affect our profitability and financial resources and could make it difficult or impossible for us to adequately fund our day-to-day operations.

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

A labor strike or congestion at a shipping port at which our products are shipped or received could prevent us from taking timely delivery of inventory, which could cause our sales and profitability to decline.

From time to time, shipping ports experience labor strikes, work stoppages or congestion which delay the delivery of imported products. The port of Long Beach, California, through which most of our products are imported from Asia, experienced a labor strike in September 2002 which lasted nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our retailers, which caused our sales to decline. Any future labor strike, work stoppage or congestion at a shipping port at which our products are shipped or received would prevent us from taking timely delivery of inventory and cause our sales to decline. In addition, many of our retailers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. In the event of a similar labor strike or work stoppage in the future, or in the event of congestion, in order to meet our delivery obligations to our retailers and avoid penalties for missed delivery dates, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs. We would typically be unable to pass these extra costs along to either our retailers or to consumers. Also, because the average selling prices of our products decline, often rapidly, during their short product life cycle, delayed delivery of products could yield significantly less than expected sales and profits.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products under three brand names, I/OMagic®, Digital Research Technologies® and Hi-Val®. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as “MediaStation,” “DataStation,” Digital Photo Library™, EasyPrint™, Sound Assault™, PolarTech™ and GigaBank™. One of our key business strategies is to use our brand and product names to successfully compete in the data storage and digital entertainment industries. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first nine months of 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.45, respectively. During 2003, the high and low closing bid prices of a share of our common stock were $8.50 and $3.50, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

As of October 22, 2004, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 126,075 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from October 22, 2004). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of October 22, 2004 and their business experience are as follows:

Name	Age	Titles
Tony Shahbaz	42	Chairman of the Board, President, Chief Executive Officer, Secretary, Director
Steve Gillings	55	Chief Financial Officer
Anthony Andrews	42	Vice President of Product Development and Engineering, Director
Steel Su	52	Director
Daniel Hou(1)	55	Director
Daniel Yao(1)	48	Director
Young-Hyun Shin	51	Director

(1)	Member of the Audit Committee, Compensation Committee and Nominating Committee.

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

Our directors are elected annually and hold office until the next annual meeting of stockholders, until their respective successors are elected and qualified or until their earlier death, resignation or removal.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of October 22, 2004, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,391,125	(2)	52.4%
Steel Su	Common	575,161	(3)	12.7%
Sung Ki Kim	Common	375,529	(4)	8.3%
Daniel Yao	Common	342,518	(5)	7.6%
Daniel Hou	Common	135,036	(6)	3.0%
Anthony Andrews	Common	10,028	(7)	*
Steve Gillings	Common	7,367	(8)	*
Young-Hyun Shin	Common	1,700	(9)	*
All executive officers and directors as a group (7 persons)	Common	3,462,935	(10)	75.5%

*	Less than 1.00%
(1)	Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Su, Hou, Shin, and Yao are directors.
(2)	Consists of: (i) 510,795 shares of common stock and 33,433 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

(3)	Consists of 406,794 shares of common stock and 1,700 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4)	Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5)	Consists of 1,700 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6)	Consists of 1,700 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.
(7)	Consists of 2,491 shares of common stock and 7,367 shares of common stock underlying options held individually by Mr. Andrews, and 170 shares of common stock underlying options held individually by Mr. Andrews’ wife, Nancy Andrews.
(8)	Consists of 7,367 shares of common stock underlying options held individually by Mr. Gillings.
(9)	Consists of 1,700 shares of common stock underlying options held individually by Mr. Shin.
(10)	Includes 55,137 shares of common stock underlying options.

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

Item 13. Certain Relationships and Related Transactions

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders and subcontract manufacturers. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee, so that the net handling fee is 3%, is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of June 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. The $750,000 balance of the deposit can currently be applied against our outstanding trade payables, but is expected to remain on deposit with Lung Hwa Electronics until the end of the term of the trade credit facility, at which time any balance will be offset against our outstanding trade payables and any remaining balance will be refunded. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of June 30, 2004, we owed Lung Hwa Electronics $1.0 million in trade payables, net of the remaining $750,000 deposit. During the first six months of 2004, we purchased a total of $9.0 million of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics. During 2002, we purchased no inventory from Lung Hwa Electronics.

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

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of June 30, 2004, we owed BTC USA $2.6 million under this arrangement. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. As of December 31, 2002, we owed BTC USA $2.4 million under a prior arrangement. During the first six months of 2004, we purchased $9.0 million of inventory from BTC USA. During 2003 we purchased $20.1 million of inventory from BTC USA. During 2002, we purchased $10.0 million of inventory from BTC USA; however, all purchases within the previous two years and prior to February 2003, when we entered into our Warehouse Services and Bailment Agreement with BTC USA, were on a purchase order basis and our payment terms were 75 days. Prior to February 2003, although not formally documented, in practice, our trade line of credit allowed us to purchase up to $5.0 million of inventory. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

March 31, 2004, and Note 19, as to which the date

is June 27, 2004

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002
Current assets
Cash and cash equivalents	$4,005,705	$5,138,111
Restricted cash	2,185,664	2,182,032
Accounts receivable, net of allowance for doubtful accounts of $20,553 and $2,135,660	18,439,893	19,055,201
Inventory, net of allowance for obsolete inventory of $505,029 and $1,046,812	9,706,708	8,240,280
Inventory in transit	—	675,000
Prepaid expenses and other current assets	407,260	28,955

Total current assets	34,745,230	35,319,579

Property and equipment, net	539,943	1,059,067
Trademarks, net of accumulated amortization of $4,871,044 and $4,292,308	4,774,635	5,353,371
Other assets	52,984	25,952

Total assets	$40,112,792	$41,757,969

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock
	Series A			Series B
			Additional Paid-In Capital			Additional Paid-In Capital	Common Stock		Additional Paid-In Capital	Deferred Compen- sation	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount		Shares	Amount
Balance, December 31, 2000	875,000	$875	$6,999,125	250,000	$250	$1,999,750	4,528,006	$4,528	$31,556,735	$(3,100)	$—	$(8,898,592)	$31,659,571
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	624	—	—	—	625
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	3,100	—	—	3,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,547,645)	(5,547,645)

Balance, December 31, 2001	875,000	875	6,999,125	250,000	250	1,999,750	4,528,839	4,529	31,557,359	—	—	(14,446,237)	26,115,651
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(42,330)	—	(42,330)
Repurchase of Series A – redeemable convertible preferred stock	(875,000)	(875)	(6,999,125)	—	—	—	—	—	—	—	—	6,222,222	(777,778)
Repurchase of Series B – redeemable convertible preferred stock	—	—	—	(250,000)	(250)	(1,999,750)	—	—	—	—	—	1,777,778	(222,222)
Issuance of common stock in connection with the exercise of warrants	—	—	—	—	—	—	833	1	629	—	—	—	630
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,347,231)	(8,347,231)

Balance, December 31, 2002	—	—	—	—	—	—	4,529,672	4,530	31,557,988	—	(42,330)	(14,793,468)	16,726,720
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(83,684)	—	(83,684)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(265,319)	(265,319)

Balance, December 31, 2003	—	$—	$—	—	$—	$—	4,529,672	4,530	31,557,988	$—	(126,014)	(15,058,787)	16,377,717

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(265,317)	$(8,347,231)	$(5,547,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	689,341	307,505	302,775
(Gain) loss on disposal of property and equipment	61	(38,759)	—
Amortization of trademarks	578,736	916,332	1,929,124
Amortization of deferred compensation	—	—	3,100
Allowance for doubtful accounts	1,478,089	1,300,000	850,937
Reserves for customer returns and sales incentives	87,475	(1,839,781)	373,592
Reserves for obsolete inventory	125,000	2,070,200	410,000
Impairment of deferred income taxes	—	1,755,311	—
(Increase) decrease in
Accounts receivable	(862,783)	7,489,342	(10,585,686)
Accounts receivable—related parties	—	—	84,710
Inventory	(916,430)	1,026,227	7,373,008
Prepaid expenses and other current assets	(378,304)	2,263,469	(2,107,901)
Other assets	(27,032)	14,288	—
Increase (decrease) in
Accounts payable and accrued expenses	(1,712,369)	(4,690,892)	6,442,547
Accounts payable—related parties	7,762,841	(2,965,802)	(1,065,041)
Settlement payable	(3,000,000)	4,000,000	—

Net cash provided by (used in) operating activities	3,559,308	3,260,209	(1,536,480)

Cash flows from investing activities
Proceeds from disposal of property and equipment	$500	$74,000	$—
Restricted cash	(2,185,664)	(2,182,032)	—
Purchase of property and equipment	(170,776)	(135,597)	(141,219)

Net cash used in investing activities	(2,355,940)	(2,243,629)	(141,219)

Cash flows from financing activities
Net borrowings (payments) on line of credit	(4,434,122)	750,586	2,625,272
Payments on capital lease obligations	—	(10,978)	(27,121)
Purchase of treasury stock	(83,684)	(42,330)	—
Payments on repurchase of redeemable convertible preferred stock	—	(1,000,000)	—
Proceeds from exercise of warrants	—	630	625

Net cash provided by (used in) financing activities	(4,517,806)	(302,092)	2,598,776

Net increase (decrease) in cash and cash equivalents	(3,314,438)	714,488	921,077

Cash and cash equivalents, beginning of period	7,320,143	4,423,623	3,502,546

Cash and cash equivalents, end of period	$4,005,705	$5,138,111	$4,423,623

Supplemental disclosures of cash flow information

Interest paid	$229,379	$363,171	$396,868

Income taxes paid (refunded)	$(3,083)	$(91,055)	$3,000

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

The Company recognizes revenue under three primary sales models: a standard terms sales model, a consignment sales model and a special terms sales model. The Company generally uses one of these three primary sales models, or some combination of these sales models, with each of its retailers. Under each of these sales models the Company’s payment terms are explicitly stated and agreed to by the Company and the retailer before goods are shipped, thereby making our fee fixed and determinable before revenue is recognized.

Standard Terms

Under the Company’s standard terms sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer. The Company’s standard terms are typically net 60 days from the transfer of title to the products to a retailer. The Company typically collects payment from a retailer within 60 to 75 days from the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of the Company’s agreement with a particular retailer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a retailer and accepted by the Company. A retailer’s obligation to pay the Company for products sold to it under the Company’s standard terms sales model is not contingent upon the resale of those products. The Company recognizes revenue for standard terms sales at the time title to products is transferred to a retailer.

Consignment

Under the Company’s consignment sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days following notification to the Company by the retailer of the resale of those products. Retailers notify the Company of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report — that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to the Company by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, the Company typically collects payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, the Company typically collects payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer’s resale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to the Company. Except in the case of theft or damage, a retailer’s obligation to pay the Company for products transferred under the Company’s consignment sales model is entirely contingent upon the resale of those products. Products held by a retailer under the Company’s consignment sales model are recorded as the Company’s inventory at offsite locations until their resale by the retailer. Because the Company retains title to products in its consignment sales channels

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

until their resale by a retailer, revenue is not recognized until the time of resale. Accordingly, price modifications to inventory maintained in the Company’s consignment sales channels do not have an effect on the timing of revenue recognition. The Company recognizes revenue for consignment sales in the period during which resale occurs.

Special Terms

Under the Company’s special terms sales model, the payment terms for the purchase of the Company’s products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of the Company’s negotiations is a special agreement with a retailer that defines how and when transfer of title occurs and risk of ownership shifts to the retailer.

The Company ordinarily does not offer any rights of return or rebates for products sold under its special terms sales model. A retailer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by the Company. The Company’s payment terms are ordinarily shorter under its special terms sales model than under its standard terms or consignment sales models and the Company typically requires payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. However, under its special terms sales model, the Company often requires payment in advance or at the time of transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of the Company’s agreement with the retailer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on the Company’s agreement with a retailer. A retailer’s obligation to pay the Company for products sold to it under the Company’s special terms sales model is not contingent upon the resale of those products. The Company recognizes revenue for special terms sales at the time title to products is transferred to a retailer.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Cash of $100,000 at December 31, 2003 is used to back a Letter of Credit with a retailer and is considered restricted.

Cash of $2,085,664 and $2,182,032 at December 31, 2003 and December 31, 2002, respectively, is restricted to pay down any outstanding balance on the Company’s line of credit with United National Bank.

Inventory

Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

Product Warranties

The Company’s products are subject to limited warranties ranging in duration of up to one year. These warranties cover only repair or replacement of the product. The Company’s subcontract manufacturers provide the Company with warranties of a duration at least as long as the warranties provided by the Company to consumers. The warranties provided by the Company’s subcontract manufacturers cover repair or replacement of the product. The Company has a specific right of offset against its subcontract manufacturers for defective products, therefore the amount of the Company’s warranty claims is not material.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Returns

The Company allows its retailers to return products following a customary return merchandise authorization process. The Company utilizes historical return rates to determine its allowance for returns in each period. Sales are adjusted by the estimated returns while cost of sales are adjusted by the estimated cost of those sales. In deriving its allowance for future returns, the Company considers several factors to be significant. These factors are relatively predictable based upon historical return rates. These factors include the amount of time from actual sale to the product being returned, the estimated return rates, and the estimated gross margin on the products sold.

Following a customary return authorization process, the Company’s retailers permit their retail customers to return products for periods ranging up to 30 days from the date of purchase for reasons established by the retailer. These reasons may include the right of return for product defects, buyer’s remorse or other reasons. Some products returned by retail customers are resold by the Company’s retailers. Most of the products returned by retail customers are returned to the Company by its retailers and credited to a particular retailer at the price of the product most recently offered by the Company to that retailer. These returns are deducted from gross sales and accounted for in the net sales amounts reported in the Company’s consolidated statements of operations. After the 30 day period following the date of purchase of a product by a retail customer, the customer is entitled to return the product only under the Company’s limited warranty policy for repair or replacement of the product and only for periods ranging up to one year following the date of purchase. The duration of the Company’s limited warranty depends on the particular product. The Company does not have any informal return policies. While the Company believes that most returns occur shortly after purchase, the Company uses a two-month window in its estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by the Company.

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

The Company believes that most returns occur shortly after purchase, but uses a two-month window in its sales returns estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by the Company. It is the Company’s belief that it receives returns for up to 60 days following the sale of a product. Therefore, the amount of the allowance for sales returns at the end of a given reporting period is calculated based upon sales during the two month period ending on the last day of that reporting period. Accordingly, as of December 31st of any given year, the allowance for sales returns is calculated based upon sales during the months of November and December of that year. Not all of the returns from those two months’ sales will have been received and processed as of the end of the reporting period, but rather that some of the returns related to those sales will be received in the two months subsequent to the end of the reporting period—for example, in January and February for a reporting period ending on December 31st.

Because the amount of the allowance for sales returns at the end of a given reporting period is based solely on the amount of sales generated in the two month period ending on the last day of that reporting period, there is not necessarily a close correlation or a causal relationship between the amount of sales generated during a longer reporting period, such as a full year, and the amount of the allowance for sale returns recorded at the end of that reporting period. Therefore, year-over-year increases or declines in sales do not necessarily result in or cause year-over-year increases or declines in the amount of the allowance for sales returns recorded at the end of a given reporting period.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of December 31, 2003 was $5,938,705. The amount available to the Company for borrowing as of December 31, 2003 was $61,295. Cash of $2,085,664 and $2,182,032 at December 31, 2003 and December 31, 2002, respectively, is restricted to pay down any outstanding balance on the Company’s line of credit with United National Bank.

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

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier’s unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, of which $1,500,000 may be applied against outstanding accounts payable to the related party after six months. As of December 31, 2003, $750,000 had been applied against outstanding accounts payable to the related party. The remaining $750,000 deposit has been offset against Accounts Payable—Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days’ written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days’ written notice of termination. As of December 31, 2003, there were $2,047,173 in trade payables net of the deposit still outstanding ($750,000) under this arrangement.

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

In May 2001, the Company entered into an agreement to pay certain market development and advertising funds. The agreement provided that the Company was to pay $6.0 million in marketing expenses to a retailer in connection with the retailer’s purchase of $60 million in products over a period of one year. In June 2001, the Company began selling to and recognizing revenue from the retailer. All revenue recognized under the terms of this agreement was offset by a proportionate amount of marketing and promotional funds allocated to the same periods in which the revenue was recognized. From June to December 2001, the Company recorded $3.8 million of the market development and advertising funds. This amount directly correlated to the revenue recognized during those periods and the Company netted the same amount against its revenues for those periods. The term of the agreement continued into 2002 and from January to November 2002, the Company recorded $2.1 million of the market development and advertising funds. This amount directly correlated to the revenue recognized during those periods and the Company netted the same amount against its revenues for those periods. The market development and advertising funds were primarily used by the retailer to launch the Company’s products through sales promotions, printed media and weekly sales circulars distributed by the retailer. After the aggregate $60 million sales amount was achieved, the Company discontinued all sales and promotional activities under this agreement.

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

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, the Company’s former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company’s First Amended Complaint denying the Company’s allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys’ fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for January 24, 2005. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

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

As of December 31, 2003, 2002, and 2001, the balance of deferred compensation totaled $0, $0, and $0, respectively.

The following summarizes options and warrants granted and outstanding as of December 31, 2003, 2002, 2001 and 2000:

	Number of Shares		Total	Weighted- Average Exercise Price
	Employee	Non- Employee
Outstanding, December 31, 2000	40,000	833	40,833	$21.69
Exercised	—	(833)	(833)	$0.75

Outstanding, December 31, 2001	40,000	—	40,000	$22.13
Expired, cancelled	(20,000)	—	(20,000)	$27.30

Outstanding, December 31, 2002	20,000	—	20,000	$16.95
Granted	—	40,008	40,008	$8.49
Expired, cancelled	(20,000)	—	(20,000)	$16.95

Outstanding, December 31, 2003	—	40,008	40,008	$8.49

Exercisable, December 31, 2003	—	20,004	20,004	$8.49

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

Stock Option Plans (Continued)

The following table is a summary of the stock options and warrants as of December 31, 2003:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$ 7.00–10.00	40,008	20,004	0.4 years	$8.49	$8.49

	40,008	20,004

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SUBSEQUENT EVENTS (Continued)

Line of Credit (unaudited)

On August 6, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from September 1, 2004 to November 1, 2004. On October 27, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from November 1, 2004 to December 1, 2004.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 4, 2004, except for

the first paragraph of

Note 18, as to which the date

is March 9, 2004, the second

paragraph of Note 18 as to

which the date is March 15,

2004, the first and

second paragraphs of

Note 10, as to which the date

is March 31, 2004, and Note 19,

as to which the date is June 27, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance, Beginning of Year	Additions Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts

December 31, 2003	$2,135,660	$1,478,089	$(3,593,196)	$20,553

December 31, 2002	$2,679,118	$1,300,000	$(1,843,458)	$2,135,660

December 31, 2001	$2,106,518	$850,937	$(278,337)	$2,679,118

Reserves for obsolete inventory

December 31, 2003	$1,046,812	$125,000	$(666,783)	$505,029

December 31, 2002	$558,703	$2,070,200	$(1,582,091)	$1,046,812

December 31, 2001	$1,834,427	$1,183,155	$(2,458,879)	$558,703

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (9)

3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (3)

10.1	I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.2	I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.3	I/OMagic Corporation 1999 Incentive and Nonstatutory Stock Option Plan (#) (9)

10.4	BTC Acquisition Agreement dated February 3, 1999 between I/OMagic Corporation and Behavior Technology Company (1)

10.5	I/OMagic Corporation 2000 Incentive and Nonstatutory Stock Option Plan (#) (2)

10.6	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (4)

10.7	Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.8	Rider to Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.9	Change in Terms Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.10	I/OMagic Corporation 2002 Stock Option Plan (#) (5)

10.11	Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd. (6)

10.12	Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (6)

10.13	I/OMagic Corporation 2003 Stock Option Plan (#) (8)

10.14	Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation (7)

10.15	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (7)

10.16	Business Loan Agreement (Asset Based) dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.17	Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.18	Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.19	Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation (9)

10.20	Form of Indemnification Agreement (10)

10.21	Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (10)

10.22	Stock Redemption Agreement executed as of October 22, 2002 between Finova Capital Corporation and I/OMagic Corporation (10)

10.23	Extension Letter dated October 27, 2004 from United National Bank (11)

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (9)

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (9)

14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (9)

21.1	Subsidiaries of the Registrant (10)

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(5)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(10)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(11)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 2 filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (Reg. No. 333-115208).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2004.

I/OMAGIC CORPORATION

/s/ TONY SHAHBAZ
Tony Shahbaz Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TONY SHAHBAZ Tony Shahbaz	Chief Executive Officer, President and Secretary (Principal Executive Officer)	October 26, 2004

/s/ STEVE GILLINGS Steve Gillings	Chief Financial Officer (Principal Accounting and Financial Officer)	October 26, 2004

* Anthony Andrews	Director	October 26, 2004

* Daniel Hou	Director	October 26, 2004

* Daniel Yao	Director	October 26, 2004

* Steel Su	Director	October 26, 2004

* Young-Hyun Shin	Director	October 26, 2004

*By:	/s/ TONY SHAHBAZ	October 26, 2004
Tony Shahbaz Attorney-in-fact

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002