Form 10-Q/A
period 2004-03-31
I/OMAGIC CORP
filed 2004-11-05
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________


                                 AMENDMENT NO. 2

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


As of November 3, 2004, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets - March 31, 2004  (unaudited)
          and December 31, 2003                                             3

          Consolidated  Statements  of  Income  - For the three
          months ended March 31, 2004 (unaudited) and 2003 (unaudited)      5

          Consolidated Statements of Cash Flows - For the three months
          ended March 31, 2004 (unaudited) and 2003 (unaudited)             6

          Notes  to  Consolidated  Financial  Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       40

Item 4.   Controls and Procedures                                          40


PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               41

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities                            42

Item 3.   Defaults  Upon  Senior  Securities                               42

Item 4.   Submission of Matters to a Vote of Security Holders              42

Item 5.   Other Information                                                42

Item 6.   Exhibits  and  Reports  on  Form  8-K                            42

SIGNATURES                                                                 44

EXHIBITS  FILED  WITH  THIS  REPORT                                        45

                         PART I - FINANCIAL INFORMATION


ITEM  1.           FINANCIAL  STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (Unaudited) AND DECEMBER 31, 2003


                                     ASSETS

                                                                   March 31,   December 31,
                                                                     2004          2003
                                                                  -----------  -----------
                                                                  (unaudited)

Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .$  4,512,967  $ 4,005,705
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . .   1,009,967    2,185,664
  Accounts receivable, net of allowance for doubtful
     accounts of $25,953 (unaudited) and $20,553 . . . . . . . .   12,196,446   18,439,893
  Inventory, net of allowance for obsolete inventory of $479,075
    (unaudited) and $505,029. . . . . . . . . . . . . . . . . . .   8,286,613    9,706,708
  Prepaid expenses and other current assets . . . . . . . . . . .     823,151      407,260
                                                                 ------------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . .    26,829,144   34,745,230
  Property and equipment, net . . . . . . . . . . . . . . . . .       488,747      539,943
Trademark, net of accumulated amortization
     of $5,015,728 (unaudited) and $4,871,044. . . . . . . . .      4,629,951    4,774,635
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        52,984       52,984
                                                                 ------------  -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 32,000,826  $40,112,792
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

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                      Three months ended March 31,
                                                            2004          2003
                                                       ------------  ------------
                                                        (unaudited)   (unaudited)


Cash flows from operating activities
 Net income . . . . . . . . . . . . . . . . . . . . .  $   257,248   $   209,268
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
      Depreciation and amortization . . . . . . . . .       64,587       212,614
      Amortization of trademarks. . . . . . . . . . .      144,684       144,684
      Allowance for doubtful accounts . . . . . . . .        5,400           611
      Reserve for customer returns and allowances . .     (534,468)     (289,848)
      Reserve for obsolete inventory. . . . . . . . .      (25,954)            -
      (Increase) decrease in
         Accounts receivable . . . . . . . . . . . .     6,238,047     2,323,425
         Inventory . . . . . . . . . . . . . . . . .     1,446,050    (2,781,088)
         Inventory in transit. . . . . . . . . . . .             -       675,000
         Prepaid expenses and other current assets .      (415,892)     (137,119)
      Increase (decrease) in
         Accounts payable and accrued expenses . . .    (2,212,701)   (1,054,765)
         Accounts payable - related parties. . . . .    (4,614,465)    4,685,683
         Settlement payable. . . . . . . . . . . . .    (1,000,000)   (3,000,000)
                                                       ------------  ------------
 Net cash provided by (used in) operating activities      (647,464)      988,465
                                                       ------------  ------------

Cash flows from investing activities
   Purchase of property and equipment . . . . . . . .      (13,391)      (25,217)
   Restricted cash. . . . . . . . . . . . . . . . . .    1,175,697     1,243,651
                                                       ------------  ------------

 Net cash used in investing activities. . . . . . .      1,162,306     1,218,434
                                                       ------------  ------------
Cash flows from financing activities
 Net borrowings (payments) on line of credit . . . .        (7,580)   (2,595,000)
 Purchase of treasury shares  . . . . . . . . . . . .            -       (83,684)
                                                       ------------  ------------
Net cash used in financing activities . . . . . . . .       (7,580)   (2,678,684)
                                                       ------------  ------------
 Net increase (decrease) in cash and cash equivalents      507,262      (471,782)
 Cash and cash equivalents, beginning of period . . .    4,005,705     5,138,109
                                                       ------------  ------------
 Cash and cash equivalents, end of period . . . . . .  $ 4,512,967   $ 4,666,327
                                                       ============  ============
Supplemental disclosures of cash flow information
 Interest paid. . . . . . . . . . . . . . . . . . . .  $    42,682   $   111,352
                                                       ============  ============
 Income taxes paid (refunded) . . . . . . . . . . . .  $     3,088   $    (2,654)
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

The following potential common shares have been excluded from the computation of diluted earnings per share as of March 31, 2004 (unaudited) and 2003 (unaudited) due to the exercise price being greater than the Company's weighted average stock price for the period.

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
                                                       ===========  ===========

NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6,000,000. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of March 31, 2004 and December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at March 31, 2004 and December 31, 2003. Cash of $909,967 and $2,085,664 at March
31, 2004 and December 31, 2003, respectively, is restricted to pay down any outstanding balance on the Company's line of credit with United National Bank.

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

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date has been set in this action for January 24, 2005. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

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

Line  of  Credit  (unaudited)
-----------------------------

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



     Another factor contributing significantly to the decline in our net sales during the second quarter of 2004 and for the first six months of 2004, as compared to the same periods in 2003, was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first quarter of 2004 to $2.8 million, representing a decrease of 50% from $5.6 million in the first quarter of 2003. Our sales to Best Buy declined in the first six months of 2004 to $4.4 million, representing a decrease of 58% from $10.4 million in the first six months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Although we expect this decline in sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. Management is currently in discussions with Best Buy regarding the sale of other products not currently sold to, or private-labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy. If our sales to Best Buy continue to decline, our business and results of operations will continue to be materially and adversely affected.



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


     In addition to CD- and DVD-based products, we sell a line of GigaBank data storage products, which are compact and portable external hard drives with a built-in USB connector.



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



     Inventory turnover. Our products' life-cycles typically range from 3-12 months, generating lower average selling prices as the cycles mature. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.



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



     Consignment

     Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report - that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer.




     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during the first quarter of 2004 our consignment sales model accounted for 26.2% of our total net sales as compared to 37.2% of our total net sales in the first quarter of 2003, representing a 29.6% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer. In addition, during the first six months of 2004 our consignment sales model accounted for 31.4% of our total net sales as compared to 40.7% of our total net sales in the first six months of 2003, representing a 22.9% decrease, also as a result of consigning fewer products to Best Buy. During 2003 our consignment sales model accounted for 35.7% of our total net sales as compared to 31.5% of our total net sales in 2002, representing a 13.3% increase. During 2002 our consignment sales model accounted for 31.5% of our total net sales as compared to 14% of our total net sales in 2001, representing a 125% increase. Although consignment sales declined as a percentage of our net sales in the first six months of 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.



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



     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.



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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2003, 2002 and 2001, and during the first quarter of 2004, our six largest retailers accounted for approximately 78%, 88% and 92%, and 90%, respectively, of our total net sales. During the first six months of 2004, our six largest retailers accounted for approximately 83% of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.


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



     Standard Terms

     Under our standard terms sales model, a retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer. Our standard terms are typically net 60 days from the transfer of title to the products to a retailer. We typically collect payment from a retailer within 60 to 75 days from the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of our agreement with a particular retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a retailer and accepted by us. A retailer's obligation to pay us for products sold to it under our standard terms sales model is not contingent upon the resale of those products. We recognize revenue for standard terms sales at the time title to products is transferred to a retailer.



     Consignment

     Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report - that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's resale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to us. Except in the case of theft or damage, a retailer's obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the resale of those products. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer. Because we retain title to products in our consignment sales channels until their resale by a retailer, revenue is not recognized until the time of resale. Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition. We recognize revenue for consignment sales in the period during which resale occurs.



     Special Terms

     Under our special terms sales model, the payment terms for the purchase of our products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of our negotiations is a special agreement with a retailer that defines how and when transfer of title occurs and risk of ownership shifts to the retailer. We ordinarily do not offer any rights of return or rebates for products sold under our special terms sales model. A retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by us. Our payment terms are ordinarily shorter under our special terms sales model than under our standard terms or consignment sales models and we typically require payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of our agreement with the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on our agreement with a retailer. A retailer's obligation to pay us for products sold to it under our special terms sales model is not contingent upon the resale of those products. We recognize revenue for special terms sales at the time title to products is transferred to a retailer.



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

Inventory  Obsolescence  Allowance


     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. For the first quarter of 2004 and 2003, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $100,000 and $0, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $368,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2003, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $150,000. For 2003, 2002 and 2001, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000, $2.1 million, and $1.2 million, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first quarter of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $126,000 and $175,000, respectively. During the first six months of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $244,000 and $414,000, respectively. During 2003, 2002, and 2001, we sold inventories previously reserved for and accordingly reduced the reserve by $667,000, $1.6 million and $2.5 million, respectively. For 2003, 2002 and 2001, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.


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

     We have a limited 90-day to one year time period for product returns from end-users; however, our retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. While we believe that most returns occur shortly after purchase, we use a two-month window in our estimate to cover individuals who take more time to return product plus the time it takes for the return request to be received by us. It is our belief that we receive returns for up to 60 days following the sale of a product. Therefore, the amount of the allowance for sales returns at the end of a given reporting period is calculated based upon sales during the two month period ending on the last day of that reporting period. Accordingly, as of December 31st of any given year, the allowance for sales returns is calculated based upon sales during the months of November and December of that year. Not all of the returns from those two months' sales will have been received and processed as of the end of the reporting period, but rather some of the returns related to those sales will be received in the two months subsequent to the end of the reporting period-for example, in January and February for a reporting period ending on December 31st.



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



     For the three months ended March 31, 2004, our cash increased $507,000, or 12.7%, from $4.0 million to $4.5 million as compared to a decrease of $472,000, or 9.2%, for the three months ended March 31, 2003 from $5.1 million to $4.7 million.


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


     Cash used in our investing activities totaled $1.2 million during the first quarter of 2004 as compared to cash used in our investing activities of $1.2 million during the first quarter of 2003. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.


     Cash used in our financing activities totaled $8,000 during the first quarter of 2004 as compared to $2.7 million for the first quarter of 2003. We paid down $2.6 million of our ChinaTrust Bank loan balance during the first quarter of 2003 through funds generated by our operations.


     For the six months ended June 30, 2004, our cash decreased $487,000, or 12.2%, from $4.0 million to $3.5 million as compared to a decrease of $2.8 million, or 54.9%, for the six months ended June 30, 2003 from $5.1 million to $2.3 million.



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



     Cash used in our investing activities totaled $175,000 during the first six months of 2004 as compared to cash used in our investing activities of $288,000 during the first six months of 2003. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.



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


     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date of the agreement until November 1, 2004 and on October 27, 2004 extended the expiration date of the agreement until December 1, 2004. Advances up to 65% of eligible accounts receivable bear interest at the floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of March 31, 2004 and June 30, 2004, the interest rate was 4.75%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003, March 31, 2004 and June 30, 2004, we were in compliance with the first four covenants and the last covenant was not yet applicable.



     Effective September 2, 2003, we borrowed $3.4 million under the United National Bank credit facility to pay off the outstanding balance on our ChinaTrust Bank (USA) credit facility. As of March 31, 2004, the outstanding balance with United National Bank was $5.9 million and we had available to us $69,000 of additional borrowings. As of June 30, 2004, the outstanding balance with United National Bank was $4.5 million and we had available to us $1.2 million of additional borrowings. Our credit facility with United National Bank expires on December 1, 2004.



     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of March 31, 2004 and June 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of March 31, 2004, we owed Lung Hwa Electronics $308,000 in trade payables net of the remaining $750,000 deposit. As of June 30, 2004, we owed Lung Hwa Electronics $1.0 million in trade payables net of the remaining $750,000 deposit.



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



     Lung Hwa Electronics and BTC USA provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions."



     Our net loss increased 27.3% to $1.4 million for the first six months of 2004 from $1.1 million for the first six months of 2003, primarily resulting from a 24.4% decline in net sales to $22.6 million in the first six months of 2004 from $29.9 million in the first six months of 2003. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition. We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.



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



     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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


FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

     We sell our products under three brand names, I/OMagic , Digital Research Technologies and Hi-Val . Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library , EasyPrint , Sound Assault , PolarTech and GigaBank . One of our key business strategies is to use our brand and product names to successfully compete in the data storage and digital entertainment industries. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

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

                         I/OMAGIC  CORPORATION

Dated:   November  3,  2004     By:     /s/  Tony  Shahbaz
                                        -----------------
                                        Tony  Shahbaz,  President  and  Chief
                                        Executive  Officer  (principal executive
                                        officer)

Dated:   November  3,  2004     By:     /s/  Steve  Gillings
                                        --------------------
                                        Steve  Gillings,  Chief  Financial
                                        Officer (principal  financial  and
                                        accounting  officer)

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