Form 10-Q/A
period 2004-06-30
I/OMAGIC CORP
filed 2004-11-05
CIK 1083663

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

          Notes  to  Consolidated  Financial  Statements                      7

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and  Results  of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         48

Item 4.   Controls  and  Procedures                                          48


PART  II  -  OTHER  INFORMATION

Item 1.   Legal  Proceedings                                                 49

Item 2.   Changes  in  Securities,  Use  of  Proceeds and Issuer
          Purchases of Equity  Securities                                    50

Item 3.   Defaults Upon  Senior  Securities                                  50

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders        50

Item 5.   Other Information                                                  50

Item 6.   Exhibits  and  Reports  on  Form  8-K                              50

SIGNATURES                                                                   51

EXHIBITS FILED WITH THIS REPORT                                              52

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2004  (UNAUDITED) AND DECEMBER 31, 2003


                                     ASSETS


                                                                        JUNE 30,   DECEMBER 31,
                                                                          2004         2003
                                                                     ------------   -----------
                                                                      (unaudited)

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      $ 3,519,143   $ 4,005,705
Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . . .        1,989,712     2,185,664
Accounts receivable, net of allowance for doubtful
    accounts of $35,392 (unaudited) and $20,553. . . . . . . . .       10,076,880    18,439,893
Inventory, net of allowance for obsolete inventory of $630,000
    (unaudited) and $505,029 . . . . . . . . . . . . . . . . . .        6,803,721     9,706,708
Prepaid expenses and other current assets. . . . . . . . . . . .          783,644       407,260
                                                                      -----------   -----------
     Total current assets. . . . . . . . . . . . . . . . . . . .       23,173,100    34,745,230
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . .          432,046       539,943
TRADEMARK, net of accumulated amortization
    of $5,160,412 (unaudited) and $4,871,044 . . . . . . . . . .        4,485,267     4,774,635
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .           27,032        52,984
                                                                      -----------   -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .      $28,117,445   $40,112,792
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

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30,
                                                          2004         2003
                                                    ----------------------------
                                                     (unaudited)   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . .   ($1,376,503)   ($1,069,670)
Adjustments to reconcile net loss to net cash
     provided by operating activities
Depreciation and amortization . . . . . . . . . .       128,872        423,217
Amortization of trademarks. . . . . . . . . . . .       289,368        289,368
Allowance for doubtful accounts . . . . . . . . .       120,000      2,288,018
Reserve for customer returns and allowances . . .      (302,796)      (510,770)
Reserve for obsolete inventory. . . . . . . . . .       368,596       (561,729)
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . .     8,243,013      4,913,224
Inventory . . . . . . . . . . . . . . . . . . . .     2,534,392     (1,301,173)
Prepaid expenses and other current assets . . . .      (376,385)      (214,021)
Other assets. . . . . . . . . . . . . . . . . . .        25,952              -
Increase (decrease) in
Accounts payable and accrued expenses . . . . . .    (1,190,219)    (3,693,936)
Accounts payable - related parties. . . . . . . .    (6,703,433)     4,772,693
Settlement payable. . . . . . . . . . . . . . . .    (1,000,000)    (3,000,000)
                                                   -------------  -------------
Net cash provided by operating activities . . . .       760,857      2,335,221
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . .       (20,975)       (53,975)
   Restricted cash. . . . . . . . . . . . . . . .       195,952        342,472
                                                   -------------  -------------

   Net cash used in investing activities. . . . .       174,977        288,497
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit. . . . . . . . . .    (1,422,396)    (5,367,000)
Purchase of treasury shares . . . . . . . . . . .             -        (83,684)
                                                   -------------  -------------
Net cash used in financing activities . . . . . .    (1,422,396)    (5,450,684)
                                                   -------------  -------------
Net decrease in cash and cash equivalents. . . .       (486,562)    (2,826,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. .     4,005,705      5,138,109
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . .  $  3,519,143   $  2,311,143
                                                   =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . .  $     86,111   $    189,815
                                                   =============  =============
 INCOME TAXES PAID. . . . . . . . . . . . . . . .  $      2,196   $      3,182
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
                                           ===========   ===========

NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit was to initially expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date to November 1, 2004. The line of credit is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of June 30, 2004 and December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants which the Company was in compliance with at June 30, 2004 and December 31, 2003. Cash of $1,889,712 and $2,085,664 at June 30, 2004 and December 31, 2003,
respectively, is restricted to pay down any outstanding balance on the Company's line of credit with United National Bank.

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

THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                                                                                              RESULTS AS A
                                                                                                                PERCENTAGE
                                                                                                            OF NET SALES FOR
                                                                               DOLLAR          PERCENTAGE    THE THREE MONTHS
                                                                              VARIANCE          VARIANCE          ENDED
                                                 THREE MONTHS ENDED        ---------------   -------------      JUNE 30,
                                                      JUNE 30,                FAVORABLE        FAVORABLE    ----------------
                                      ----------------------------------
                                              2004              2003        (UNFAVORABLE)    (UNFAVORABLE)   2004     2003
                                      --------------------  ------------  -----------------  -------------  -------  -------
                                                              (in thousands)
Net sales. . . . . . . . . . . . . .  $             7,192   $    12,793   $         (5,601)        (43.8)%   100.0%   100.0%
Cost of sales. . . . . . . . . . . .                6,941        10,883              3,942           36.2     96.5     85.1
                                      --------------------  ------------  -----------------  -------------  -------  -------
Gross profit . . . . . . . . . . . .                  251         1,910             (1,659)         (86.9)     3.5     14.9
Selling, marketing and
  advertising expenses . . . . . . .                  171           329                158           48.0      2.4      2.5
General and administrative expenses.                1,453         2,478              1,025           41.4     20.2     19.4
Depreciation and amortization. . . .                  209           355                146           41.1      2.9      2.8
                                      --------------------  ------------  -----------------  -------------  -------  -------
Operating loss . . . . . . . . . . .               (1,582)       (1,252)              (330)         (26.4)   (22.0)    (9.8)
Net interest expense . . . . . . . .                  (40)          (52)                12           23.1     (0.5)    (0.4)
Other income (expense) . . . . . . .                  (13)           26                (39)        (150.0)    (0.2)     0.2
                                      --------------------  ------------  -----------------  -------------  -------  -------
Loss from operations before
  provision for income  taxes. . . .               (1,635)       (1,278)              (357)         (27.9)   (22.7)   (10.0)
Income tax provision (benefit) . . .                   (1)            1                  2          200.0        -        -
                                      --------------------  ------------  -----------------  -------------  -------  -------
Net loss . . . . . . . . . . . . . .  $            (1,634)  $    (1,279)  $           (355)        (27.8)%  (22.7)%  (10.0)%
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


     The $5.6 million decrease in net sales for the second quarter of 2004 was comprised of a decrease in sales in the amount of $6.7 million resulting from a decrease in the volume of products sold and $343,000 resulting from a change in our reserves for future returns on sales. This decrease was partially offset by an increase in sales in the amount of $1.4 million resulting from higher average product sales prices.


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



     These decreases in net sales to Best Buy and OfficeMax were partially offset by an increase in net sales to Staples of $6.3 million, or 100% for the first six months of 2004 as compared to the first six months of 2003.



     In addition, we instituted additional sales incentives and marketing promotions in the second quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the second quarter of 2004 were $1.5 million, or 14.3% of gross sales, all of which was offset against gross sales, as compared to $1.6 million, or 10.2% of gross sales, in the second quarter of 2003, all of which was offset against gross sales. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the first six months of 2004 were $3.5 million, or 11.6% of gross sales, all of which was offset against gross sales, as compared to $4.2 million, or 10.9% of gross sales, in the first six months of 2003, all of which was offset against gross sales.


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


     The $7.3 million decrease in net sales for the first six months of 2004 was comprised of a decrease in sales in the amount of $16.3 million resulting from a decrease in the volume of products sold. This decrease was partially offset by an increase in sales in the amount of $8.8 million resulting from higher average product sales prices and $242,000 resulting from a change in our reserves for future returns on sales.



     Gross Profit. The decrease in gross profit of $1.7 million from $4.3 million for the first six months of 2003 to $2.6 million for the first six months of 2004, is primarily due to a decline in net sales of $7.3 million, and increased sales incentives, promotion costs and slotting fees, and an increase in our reserve for slow-moving inventory. The decrease in gross profit as a percentage of net sales was primarily due to an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees from 10.9% of gross sales during the first six months of 2003 to 11.6% of gross sales during the first six months of 2004. These costs and fees increased primarily as a result of our institution of sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our direct product costs and related freight costs increased from 86.0% of net sales for the first six months of 2003 to 86.4% of net sales for the first six months of 2004.

     In addition, our inventory reserve increased by $519,000 in the first six months of 2004 as compared to the first six months of 2003 due to our adjustment of the value of our slow-moving and obsolete inventory. Also, our inventory adjustment increased by $97,000 in the first six months of 2004 as compared to the first six months of 2003. As a result of the short life-cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

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



     For the six months ended June 30, 2004, our cash decreased $487,000 million, or 12.2%, from $4.0 million to $3.5 million as compared to a decrease of $2.8 million, or 54.9%, for the six months ended June 30, 2003 from $5.1 million to $2.3 million.


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

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

Number   Description
------   -----------

10 Change in Terms Agreement, dated August 6, 2004, between I/OMagic Corporation and United National Bank (1)

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith.


(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 000-27267) filed with the Commission on August 23, 2004.

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

EXHIBITS  FILED  WITH  THIS  REPORT

Exhibit
Number     Description
------     ---------------

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002