Form 10-Q
period 2004-09-30
I/OMAGIC CORP
filed 2004-11-15
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

               For the quarterly period ended September 30, 2004
                                              ------------------

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

As of November 14, 2004, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                    I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page
                                                                        Number
                                                                        ------

PART I  - FINANCIAL  INFORMATION

Item 1.   Financial  Statements

          Consolidated Balance Sheets - September 30, 2004 and
          December 31, 2003                                                 3

          Consolidated  Statements  of  Income  - For the three and
          nine months ended September 30, 2004 and 2003 (unaudited)         5

          Consolidated Statements of Cash Flows - For the nine months
          ended September 30, 2004 and 2003 (unaudited)                     6

          Notes  to  Consolidated  Financial  Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       48

Item 4.   Controls  and  Procedures                                        48


PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings                                               49

Item 2.   Changes  in  Securities  and  Use  of  Proceeds                  50

Item 3.   Defaults  Upon  Senior  Securities                               50

Item 4.   Submission of Matters to a Vote of Security Holders              50

Item 5.   Other Information                                                50

Item 6.   Exhibits                                                         50

SIGNATURES                                                                 51

EXHIBITS  FILED  WITH  THE  REPORT                                         52

                         PART I - FINANCIAL INFORMATION


ITEM  1.           FINANCIAL  STATEMENTS


                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED)AND DECEMBER 30, 2003

                                     ASSETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2004           2003
                                                                   --------------  -------------
                                                                     (unaudited)

CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $    2,808,399  $   4,005,705
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .       397,304      2,185,664
  Accounts receivable, net of allowance for doubtful
     accounts of $61,659 (unaudited) and $20,553. . . . . . . . .      11,988,846     18,439,893
  Inventory, net of allowance for obsolete inventory of $1,105,000
    (unaudited) and $505,029. . . . . . . . . . . . . . . . . . . . .   6,006,056      9,706,708
  Inventory in transit. . . . . . . . . . . . . . . . . . . . . . .       910,919              -
  Prepaid expenses and other current assets . . . . . . . . . . . .       638,859        407,260
                                                                   --------------  -------------
     Total current assets . . . . . . . . . . . . . . . . . . . .      22,750,383     34,745,230
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . .         370,248        539,943
TRADEMARK, net of accumulated amortization
   of $5,305,096 (unaudited) and $4,871,044 . . . . . . . . . . .       4,340,583      4,774,635
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .          27,032         52,984
                                                                   --------------  -------------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $   27,488,246  $  40,112,792
                                                                   ==============  =============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2004             2003
                                                                           ---------------  --------------
                                                                             (unaudited)
CURRENT LIABILITIES
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,922,675   $   5,938,705
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .       4,718,428       5,572,878
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . .       2,630,054      10,370,119
 Reserves for customer returns and price protection . . . . . . . . . . .       1,292,426         853,373
 Current portion of settlement payable. . . . . . . . . . . . . . . . . .               -       1,000,000
                                                                           ---------------  --------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .      14,563,583      23,735,075
                                                                           ---------------  --------------
STOCKHOLDERS' EQUITY
Preferred Stock
   10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .               -               -
   Series B, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .               -               -
 Common stock, $0.001 par value
       100,000,000 shares authorized
       4,529,672 (unaudited) and 4,529,672 shares issued and outstanding.           4,530           4,530
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      31,557,988      31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost . . . . . .        (126,014)       (126,014)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (18,511,841)    (15,058,787)
                                                                           ---------------  --------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .      12,924,663      16,377,717
                                                                           ---------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $   27,488,246   $  40,112,792
                                                                           ===============  ==============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)





                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                       2004            2003              2004           2003
                                         --------------------  -------------------  ------------- ------------
                                                 (unaudited)        (unaudited)      (unaudited)   (unaudited)

NET SALES. . . . . . . . . . . . . . .  $         8,302,490   $       13,495,327   $ 30,854,250   $43,343,893
COST OF SALES. . . . . . . . . . . . .            8,654,753           11,443,776     28,587,583    36,953,579
                                        --------------------  -------------------  -------------  ------------
GROSS PROFIT (LOSS). . . . . . . . . .             (352,263)           2,051,551      2,266,667     6,390,314
                                        --------------------  -------------------  -------------  ------------
OPERATING EXPENSES
  Selling, marketing, and advertising. .            195,756              265,935        846,767       922,185
  General and administrative . . . . . .          1,293,576            1,202,693      4,113,347     5,137,422
  Depreciation and amortization. . . . .            208,265              346,062        626,505     1,058,647
                                        --------------------  -------------------  -------------  ------------
   Total operating expenses. . . . . .            1,697,597            1,814,690      5,586,619     7,118,254
                                        --------------------  -------------------  -------------  ------------
INCOME (LOSS) FROM OPERATIONS. . . . .           (2,049,860)             236,861     (3,319,952)     (727,940)
                                        --------------------  -------------------  -------------  ------------
OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . .                 62                   36            314           307
  Interest expense . . . . . . . . . . .            (38,090)             (40,759)      (122,137)     (196,412)
  Other income (expense) . . . . . . . .             11,675               (3,596)        (8,746)       45,719
                                        --------------------  -------------------  -------------  ------------

          Total other income (expense)              (26,353)             (44,319)      (130,569)     (150,386)
                                        --------------------  -------------------  -------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES. . .           (2,076,213)             192,542     (3,450,521)     (878,326)
PROVISION FOR (BENEFIT FROM) INCOME
TAXES. . . . . . . . . . . . . . . . .                  336               (1,885)         2,532        (3,083)
                                        --------------------  -------------------  -------------  ------------
NET INCOME (LOSS). . . . . . . . . . .          ($2,076,549)  $          194,427    ($3,453,053)    ($875,243)
                                        ====================  ===================  =============  ============
BASIC AND DILUTED INCOME (LOSS) PER
SHARE. . . . . . . . . . . . . . . . .               ($0.46)  $             0.04         ($0.76)       ($0.19)
                                        ====================  ===================  =============  ============
BASIC AND DILUTED WEIGHTED-AVERAGE
SHARES OUTSTANDING . . . . . . . . . .            4,529,672            4,529,672      4,529,672     4,529,672
                                        ====================  ===================  =============  ============

      The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)





                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                              2004             2003
                                                          -------------  ------------
                                                           (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .       ($3,453,053)    ($875,243)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
  Depreciation and amortization. . . . . . . . . . . .         192,453       624,594
  Amortization of trademarks . . . . . . . . . . . . .         434,052       434,052
  Allowance for doubtful accounts. . . . . . . . . . .         180,000      (104,350)
  Reserve for customer returns and allowances. . . . .         439,053      (114,373)
  Reserve for obsolete inventory . . . . . . . . . . .         843,596      (722,327)
  Net gain from sale of property and equipment . . . .               -            61
  (Increase) decrease in
    Accounts receivable. . . . . . . . . . . . . . . . .     6,271,047     3,858,714
    Inventory. . . . . . . . . . . . . . . . . . . . . .     2,857,058       357,645
    Inventory in transit . . . . . . . . . . . . . . . .      (910,919)            -
    Prepaid expenses and other current assets. . . . . .      (231,600)     (155,440)
    Other assets . . . . . . . . . . . . . . . . . . . .        25,952       (27,032)
  Increase (decrease) in
    Accounts payable and accrued expenses. . . . . . . .      (854,451)   (2,745,839)
    Accounts payable - related parties . . . . . . . . .    (7,740,066)    3,572,073
    Settlement payable . . . . . . . . . . . . . . . . .    (1,000,000)   (3,000,000)
                                                          -------------  ------------
Net cash provided by (used in) operating activities.        (2,946,878)    1,102,535
                                                          -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment. . . . . . . .           (22,758)     (153,192)
   Proceeds from sale of property and equipment. . .                 -           500
   Restricted cash . . . . . . . . . . . . . . . . .         1,788,360       949,168
                                                         --------------  ------------

   Net cash provided by investing activities . . . .         1,765,602       796,476
                                                         --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit . . . . . . . . . . .           (16,030)   (6,598,039)
Purchase of treasury shares. . . . . . . . . . . . .                 -       (83,684)
                                                         --------------  ------------
Net cash used in financing activities. . . . . . . .           (16,030)   (6,681,723)
                                                         --------------  ------------
Net decrease in cash and cash equivalents. . . . . .        (1,197,306)   (4,782,712)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . .         4,005,705     5,138,109
                                                         --------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . .     $   2,808,399   $   355,397
                                                         =============== ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID . . . . . . . . . . . . . . . . . . .     $     114,495   $   229,379
                                                         =============== ============
 INCOME TAXES PAID (REFUNDED). . . . . . . . . . . .     $       2,532   $    (3,083)
                                                         =============== ============

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of I/OMagic and its subsidiaries. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the Company's Amendment No. 2 to its Form 10-K for the year ended December 31, 2003.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the nine months ended September 30, 2004, options to purchase an aggregate of 126,375 (unaudited) shares of common stock were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) is as follows:


                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                      --------------------           -------------------
                                          (unaudited)                     (unaudited)
                                           2004          2003           2004          2003
                                      -------------  ------------  -------------  ------------
Net income (loss)
 As reported . . . . . . . . . . . .  $ (2,076,549)  $   194,427   $ (3,453,053)  $ (875,243)
 Add stock based compensation
    expense included in net income,
    net of tax . . . . . . . . . . .             -             -              -            -

 Deduct total stock based
    employee compensation
    expense determined under fair
    value method for all awards,
    net of tax . . . . . . . . . . .       (13,621)            -       (136,211)           -
                                      -------------  ------------  -------------  ------------
 PRO FORMA . . . . . . . . . . . . .  $ (2,090,170)  $   194,427   $ (3,589,264)  $ (875,243)
                                      =============  ============  =============  ============
Income (loss) per common share
 Basic - as reported . . . . . . . .  $      (0.46)  $      0.04   $      (0.76)  $    (0.19)
 Basic - pro forma . . . . . . . . .  $      (0.46)  $      0.04   $      (0.79)  $    (0.19)
 Diluted - as reported . . . . . . .  $      (0.46)  $      0.04   $      (0.76)  $    (0.19)
 Diluted - pro forma . . . . . . . .  $      (0.46)  $      0.04   $      (0.79)  $    (0.19)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 1.92%, and expected life of three years. The weighted-average fair value of options granted during the nine months ended September 30, 2004 for which the exercise price was equal to the market price on the grant date was $2.16, and the weighted-average exercise price was $3.67. No stock options were granted during the nine months ended September 30, 2004 for which the exercise price was less than the market price on the grant date.

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

The following potential common shares have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 (unaudited) and for the nine months ended September 30, 2003 (unaudited) since their effect would have been anti-dilutive, and for the three months ended September 30, 2003 due to the exercise price being greater than the Company's weighted average stock price for the period.

                                    September 30,
                                    -------------
                                     (unaudited)
                                    2004     2003
                                  -------- ---------
Stock options outstanding         126,150         -
Warrants outstanding               20,000    20,004
                                  -------- ---------
TOTAL                             146,150    20,004
                                  -------- ---------

NOTE  3  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  consisted  of  the  following:


                                  September 30,   December 31,
                                      2004            2003
                                  -----------     ------------
                                   (unaudited)

Accounts  payable                 $  1,276,243    $ 2,525,508
Accrued  rebates  and  marketing     2,756,120      2,369,544
Accrued  compensation  and
  related  benefits                    185,647        192,002
Customer  credits                       28,515              -
Other                                  471,903        485,824
                                  ------------    -----------
TOTAL                             $  4,718,428    $ 5,572,878
                                  ============    ===========

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                  September 30,   December 31,
                                      2004            2003
                                  -----------     ------------
                                   (unaudited)

Component parts                   $ 2,947,262     $ 3,658,140
Finished goods - warehouse          2,316,307       2,317,765
Finished goods - consigned          1,847,487       4,235,832
Reserves for obsolete and
   slow moving inventory           (1,105,000)       (505,029)
                                  -----------     ------------
TOTAL                             $ 6,006,056     $ 9,706,708
                                  ===========     ============

NOTE  5  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit was to initially expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date to November 1, 2004. On October 27, 2004, United National Bank extended the expiration date to December 1, 2004. The line of credit is secured under a security agreement and a UCC filing covering substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of September 30, 2004 the interest rate was 5.5% and as of December 31, 2003, the interest rate was 4.75%. The agreement also calls for the Company to be in compliance with certain financial covenants. At September 30, 2004, the Company was in compliance with all other financial covenants, except that the Company was not in compliance with the financial covenant that the Company's tangible net worth be at least $10.5 million. As a consequence, the Company was in default under its line of credit with United National Bank. The Company was in compliance with all financial covenants at December 31, 2003. Cash of $397,304 (unaudited) and $2,085,664 at September 30, 2004 and December 31, 2003, respectively, was restricted to pay down any outstanding balance on the Company's line of credit with United National Bank.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of September 30, 2004 was $5,922,675 (unaudited). The amount available to the Company for borrowing as of September 30, 2004 was $77,325 (unaudited).

NOTE  6  -  TRADE  CREDIT  FACILITIES  WITH  RELATED  PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, all of which may be applied against outstanding accounts payable to the related party after six months. As of September 30, 2004 (unaudited) and December 31, 2003, $750,000 had been applied against outstanding accounts payable to the related party. The remaining $750,000 deposit has been offset against Accounts Payable-Related Parties in the accompanying financial statements. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice; otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' prior written notice of termination. During the nine months ended September 30, 2004, the Company purchased $2.5 million (unaudited) of inventory under this arrangement. As of September 30, 2004, there were $1,237,076 (unaudited) in trade payables net of the $750,000 deposit still outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the nine months ended September 30, 2004, the Company purchased $10.9 million (unaudited) of inventory under this arrangement. As of September 30, 2004, there were $1,392,977 (unaudited) in trade payables outstanding under this arrangement.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through August 2006.

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

Rent expense was $274,725 (unaudited) and $332,024 (unaudited) for the nine months ended September 30, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying statements of income.

SERVICE  AGREEMENTS

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid on a fixed monthly rate, as specified, and may be payable in shares of the Company's common stock. During the nine months ended September 30, 2004 and 2003, the Company incurred expenses of $313,222 (unaudited) and $238,301 (unaudited), respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

EMPLOYMENT CONTRACT

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the nine months ended September 30, 2004 and 2003, bonuses totaling $60,702 (unaudited) and $14,649 (unaudited), respectively, were paid under the terms of this agreement. As of September 30, 2004 and December 31, 2003, the accrued bonuses were $0 (unaudited) and $0, respectively.

RETAIL  AGREEMENTS

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the promotional event. The Company also records a liability for cooperative marketing based on management's evaluation of historical experience and current industry and Company trends. During the nine months ended September 30, 2004 and 2003, the Company incurred $1,176,619 (unaudited) and $2,045,470
(unaudited), respectively, related to these agreements. These amounts are netted against sales revenue in the accompanying statements of income.

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

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company made purchases from related parties totaling approximately $13,436,147 (unaudited) and $22,158,082 (unaudited), respectively.

During the nine months ended September 30, 2004 and 2003, the Company had trade payables to related parties totaling approximately $2,630,053 (unaudited) and $6,179,351 (unaudited), respectively.

NOTE  9  -  SUBSEQUENT  EVENTS

Line of credit (unaudited)
--------------------------

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

     We increased our net income 22.9% to $257,000 in the first quarter of 2004 from $209,000 in the first quarter of 2003, despite an 8.2% decline in net sales to $15.7 million in the first quarter of 2004 from $17.1 million in the first quarter of 2003. Our net loss increased 23.1% to $1.6 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003. This increase in net loss primarily resulted from a 43.8% decline in net sales to $7.2 million in the second quarter of 2004 from $12.8 million in the second quarter of 2003. Our net loss increased 1,188% to $2.1 million in the third quarter of 2004 from $193,000 of net income in the third quarter of 2003. This increase in net loss from net income primarily resulted from a 38.5% decline in net sales to $8.3 million in the third quarter of 2004 from $13.5 million in the third quarter of 2003. Our net loss increased 300% to $3.5 million for the first nine months of 2004 from $875,000 for the first nine months of 2003. This increase in net loss primarily resulted from a 28.6% decline in net sales to $30.9 million in the first nine months of 2004 from $43.3 million in the first nine months of 2003.

     We believe that the significant decline in our net sales during the third quarter of 2004, and accordingly during the first nine months of 2004, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the third quarter of 2004, and accordingly during the first nine months of 2004, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology. We began selling our double-layer DVD drives at the end of the third quarter of 2004.

     Another factor contributing significantly to the decline in our net sales during the third quarter of 2004 and for the first nine months of 2004, as compared to the same periods in 2003, was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first nine months of 2004 to $4.9 million, representing a decrease of 64% from $13.7 million in the first nine months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Although we expect this decline in sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. Management is currently in discussions with Best Buy regarding the sale of other products not currently sold to, or private-labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy. If our sales to Best Buy continue to decline, our business and results of operations will continue to be materially and adversely affected.

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

     One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies, to next-generation super-high capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

     In addition to CD- and DVD-based products, we sell a line of GigaBank data storage products, which are compact and portable external hard drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding the GigaBank product line and by offering other compact and portable storage devices and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months.

     Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. For example, as noted above, our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first nine months of 2004 to $4.9 million, representing a decrease of 64% from $13.7 million in the first nine months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our challenge will be to deliver products and provide service to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

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

     Rebates and sales incentives. Rebates and sales incentives offered to customers and retailers are an important aspect of our business and are instrumental in obtaining and maintaining market leadership through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow-moving products. We focus on rebates and sales incentives costs as a proportion of our total net sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

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

     Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first nine months of 2004, our annualized inventory turnover level was 6.9 as compared to 6.2 for the first nine months of 2003, representing a period-to-period increase of 11% primarily as a result of a 35% decrease in inventory offset by a 29% decrease in net sales. For 2003, our inventory turnover level was 6.4 as compared to 9.4 for 2002, representing a period-to-period decrease of 32% primarily as a result of a 9% increase in inventory and a 26% decrease in net sales. For 2002, our inventory turnover level was 9.4 as compared to 5.6 for 2001, representing a period-to-period increase of 68% primarily due to a reduction of inventory acquired in connection with our acquisition of IOM Holdings, Inc. and a 23% increase in net sales.

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

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during the first nine months of 2004 our consignment sales model accounted for 28.7% of our total net sales as compared to 36.7% of our total net sales in the first nine months of 2003, representing a 21.8% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer. During 2003 our consignment sales model accounted for 35.7% of our total net sales as compared to 31.5% of our total net sales in 2002, representing a 13.3% increase. During 2002 our consignment sales model accounted for 31.5% of our total net sales as compared to 14% of our total net sales in 2001, representing a 125% increase. Although consignment sales declined as a percentage of our net sales in the first nine months of 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2003, 2002 and 2001, and during the first nine months of 2004, our six largest retailers accounted for approximately 78%, 88% and 92%, and 83%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

    Sales Incentives

     Sales incentive are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. In the first nine months of 2004, our sales incentives were $2.5 million, or 5.9% of gross sales, as compared to $1.6 million, or 2.9% of gross sales, in the first nine months of 2003, all of which was offset against gross sales. These costs increased as a percentage of our gross sales, especially in the third quarter of 2004, increasing to 9.5% of our gross sales from 4.8% of our gross sales in the third quarter of 2003, primarily as a result of instituting sales incentives in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. In 2003, our sales incentives were $2.4 million, all of which was offset against gross sales. In 2002, our sales incentives were $5.5 million, all of which was offset against gross sales. In 2001, our sales incentives were $2.8 million, all of which was offset against gross sales.


Market Development Fund and Cooperative Advertising Costs, Promotion Costs and Slotting Fees

     Market development fund and cooperative advertising costs, promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first nine months of 2004, our market development fund and cooperative advertising costs, promotion costs and slotting fees were $5.1 million, or 11.8% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, promotion costs and slotting fees of $5.6 million, or 10.0% of gross sales, in the first nine months of 2003, all of which was offset against gross sales. These costs and fees increased as a percentage of our gross sales, especially in the third quarter of 2004, increasing to 12.3% of our gross sales from 8.0% of our gross sales in the third quarter of 2003, primarily as a result of instituting marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. In 2003, our market development fund and cooperative advertising costs were $8.4 million, all of which was offset against gross sales. In 2002, our market development fund and cooperative advertising costs were $9.3 million, all of which was offset against gross sales. For the year ended December 31, 2001, our market development fund and cooperative advertising costs were $13.2 million, all of which was offset against gross sales.

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

Inventory  Obsolescence  Allowance

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first nine months of 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $844,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first nine months of 2003, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $75,000. For 2003, 2002 and 2001, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000, $2.1 million, and $1.2 million, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first nine months of 2004 and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by $244,000 and $647,000, respectively. During 2003, 2002, and 2001, we sold inventories previously reserved for and accordingly reduced the reserve by $667,000, $1.6 million and $2.5 million, respectively. For 2003, 2002 and 2001, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

     Our return rate is based upon our past history of actual returns. We believe that return rates are dependent on our ability to provide technical support for our products. As we have been selling the same lines of products for several years, we believe that our technical support staff has developed knowledge and expertise in solving the end-users' issues which has lead to diminishing product returns by the end users. In 2002, we reduced our estimated future return rate from 13.9% to 8.5%. We believe the reduction in historical product return rates in 2002 was a direct result of improved product installation manuals and a higher level of technical support. If we encounter problems with our technical support, either with current products or with new products we might introduce in the future, then we would need to reconsider this factor. Our estimated future return rate remained at this level throughout 2003. In 2004, we increased our estimated future return rate to 11.0% to reflect the actual return rate in 2003. In the third quarter of 2004, we decreased our estimated future return rate to 10.4% to reflect the actual return rate for the trailing twelve months. We believe that our return rates increased in 2003 as a result of increased difficulty experienced by retail customers in the installation of our new DVD-RW products.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                                          RESULTS AS A PERCENTAGE
                                                                                                            OF NET SALES FOR THE
                                                                                    DOLLAR       PERCENTAGE     THREE MONTHS
                                                                                   VARIANCE       VARIANCE         ENDED
                                                      THREE MONTHS ENDED        ------------  --------------
                                                        SEPTEMBER 30,             FAVORABLE      FAVORABLE       SEPTEMBER 30,
                                       ---------------------------------------                                  ---------------
                                                 2004                 2003      (UNFAVORABLE)   (UNFAVORABLE)    2004     2003
                                       -------------------------  ------------  --------------  --------------  -------  ------
                                                            (in thousands)
Net sales . . . . . . . . . . . . . .  $                  8,302   $    13,496   $      (5,194)         (38.5)%   100.0%  100.0%
Cost of sales . . . . . . . . . . . .                     8,654        11,444           2,790            24.4    104.2    84.8
                                       -------------------------  ------------  --------------  --------------  -------  ------
Gross profit (loss) . . . . . . . . .                      (352)        2,052          (2,404)         (117.2)    (4.2)   15.2
Selling, marketing and
  advertising expense . . . . . . . .                       196           266              70            26.3      2.4     2.0
General and administrative expenses .                     1,293         1,202             (91)           (7.6)    15.6     8.9
Depreciation and amortization . . . .                       209           347             138            40.0      2.5     2.6
                                       -------------------------  ------------  --------------  --------------  -------  ------
Operating income (loss) . . . . . . .                    (2,050)          237          (2,287)         (965.0)   (24.7)    1.7
Net interest expense. . . . . . . . .                       (38)          (41)              3             7.3     (0.5)   (0.3)
Other income (expense). . . . . . . .                        13            (3)             16           533.3      0.2       -
                                       -------------------------  ------------  --------------  --------------  -------  ------
Income (loss) from operations before
  provision for income taxes. . . . .                    (2,075)          193          (2,268)       (1,175.1)   (25.0)    1.4
Income tax provision (benefit). . . .                        (1)            2               3           150.0        -       -
                                       -------------------------  ------------  --------------  --------------  -------  ------
Net income (loss) . . . . . . . . . .  $                 (2,076)  $       195   $      (2,271)      (1,164.6)%  (25.0)%    1.4%
                                       =========================  ============  ==============  ==============  =======  ======

     Net Sales. The decrease of $5.2 million in net sales from $13.5 million for the third quarter of 2003 to $8.3 million for the third quarter of 2004 is primarily due to the following significant factors: very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster data storage and access speeds and in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new double-layer DVD drive technologies, and the continued operation of private label programs by Best Buy.

     As discussed above, we believe that the significant decline in our net sales during the third quarter of 2004 as compared to the third quarter of 2003, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the third quarter of 2004 as compared to the third quarter of 2003, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology.

     Another factor contributing significantly to the decline in our net sales during the third quarter of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the third quarter of 2004 to $470,000, representing a decrease of 86% from $3.3 million in the third quarter of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     In addition, we instituted additional sales incentives and marketing promotions in the third quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our sales incentives in the third quarter of 2004 were $1.3 million, or 9.5% of gross sales, as compared to $826,000 in the third quarter of 2003, or 4.8% of gross sales, all of which was offset against gross sales. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the third quarter of 2004 were $1.6 million, or 12.3% of gross sales, as compared to $1.4 million, or 8.0% of gross sales, in the third quarter of 2003, all of which was offset against gross sales.

     Also, sales of our de-emphasized products increased by approximately $141,000 to $1.0 million for the third quarter of 2004. A change in the allowance for sales returns also resulted in a $364,000 adjustment causing a decrease in sales for the third quarter of 2004 as compared to a $245,000 adjustment causing a decrease to sales for the third quarter of 2003, resulting in a $119,000 decrease in sales in the third quarter of 2004 as compared to the third quarter of 2003. Sales in the third quarter of 2004 were also reduced by $285,000 for slotting fees as compared to $0 in the third quarter of 2003.

     In terms of the volume of products sold and average product sales prices, the $5.2 million decrease in net sales for the third quarter of 2004 was comprised of a decrease in sales in the amount of $7.4 million resulting from a decrease in the volume of products sold and $119,000 resulting from a change in our reserves for future returns on sales. This decrease was partially offset by an increase in sales in the amount of $2.3 million resulting from higher average product sales prices.

     Gross Profit(Loss). The decrease in gross profit of $2.4 million from $2.1 million for the third quarter of 2003 to a $352,000 gross loss for the third quarter of 2004 is primarily due to a decline in net sales of $5.2 million, increased sales incentives and promotion costs and an increase in our reserve for slow-moving inventory. The decrease in gross profit as a percentage of our net sales was primarily due to an increase in sales incentives from 4.8% of gross sales during the third quarter of 2003 to 9.5% of gross sales during the third quarter of 2004, and an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees from 8.0% of gross sales during the third quarter of 2003 to 12.3% of gross sales during the third quarter of 2004. These costs and fees increased primarily as a result of our institution of sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our direct product costs, inventory shrinkage and related freight costs increased from 84.8% of net sales for the third quarter of 2003 to 104.2% of net sales for the third quarter of 2004, mainly due to the increased reduction in net sales resulting from an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees.

     Our inventory reserve increased by $475,000 in the third quarter of 2004 as compared to $75,000 in the third quarter of 2003 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $70,000 in the third quarter of 2004 as compared to the third quarter of 2003. This decrease was primarily due to lower commissions as a result of reduced sales volume, and reduced payroll and related expenses due to fewer personnel and lower retailer performance charges.

     General and Administrative Expenses. General and administrative expenses increased by $91,000 in the third quarter of 2004 as compared to the third quarter of 2003. This increase was primarily due to a $75,000 increase in legal fees, a $60,000 increase in bad debt expense and a $58,000 increase in payroll and related expenses. The increase in general and administrative expenses was partially offset by a $50,000 decrease in moving expenses relating to our relocation in September 2003 to our current facilities and a $39,000 decrease in rent expense as we paid rent on two facilities in 2003 during our relocation to our current facilities.

     Depreciation and Amortization Expenses. The $138,000 decrease in depreciation and amortization expenses is primarily due to accelerated amortization during the third quarter of 2003 on our prior Santa Ana facility, which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003, and accordingly accelerated our amortization by $133,000 during the third quarter of 2003. We did not experience any accelerated amortization during the third quarter of 2004.

     Other Income (Expense). Other income (expense) increased by $19,000 in the third quarter of 2004 as compared to the third quarter of 2003. During the third quarter of 2004, income related to currency transactions in connection with our sales in Canada increased by $13,000. In addition, interest expense decreased to $38,000 in the third quarter of 2004 from $41,000 in the third quarter of 2003 due to reduced borrowings under our line of credit.

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                                          RESULTS AS A PERCENTAGE
                                                                                                            OF NET SALES FOR THE
                                                                                DOLLAR       PERCENTAGE       NINE MONTHS
                                                                               VARIANCE       VARIANCE            ENDED
                                                    NINE MONTHS ENDED        ------------  --------------
                                                     SEPTEMBER 30,             FAVORABLE      FAVORABLE       SEPTEMBER 30,
                                       -----------------------------------                                  ---------------
                                                 2004            2003       (UNFAVORABLE)   (UNFAVORABLE)    2004     2003
                                      ----------------------  ------------  --------------  --------------  -------  ------
                                                            (in thousands)
Net sales. . . . . . . . . . . . . .  $              30,854   $    43,344   $     (12,490)         (28.8)%   100.0%  100.0%
Cost of sales. . . . . . . . . . . .                 28,587        36,954           8,367            22.6     92.7    85.3
                                      ----------------------  ------------  --------------  --------------  -------  ------
Gross profit . . . . . . . . . . . .                  2,267         6,390          (4,123)          (64.5)     7.3    14.7
Selling, marketing and
   advertising expenses. . . . . . .                    847           922              75             8.1      2.8     2.1
General and administrative expenses.                  4,113         5,137           1,024            19.9     13.3    11.9
Depreciation and amortization. . . .                    627         1,059             432            40.8      2.0     2.4
                                      ----------------------  ------------  --------------  --------------  -------  ------
Operating loss . . . . . . . . . . .                 (3,320)         (728)         (2,592)         (356.0)   (10.8)   (1.7)
Net interest expense . . . . . . . .                   (122)         (196)             74            37.8     (0.4)   (0.4)
Other income (expense) . . . . . . .                     (8)           46             (54)         (117.4)       -     0.1
                                      ----------------------  ------------  --------------  --------------  -------  ------
Loss from operations before
    provision for income taxes . . .                 (3,450)         (878)         (2,572)         (292.9)   (11.2)   (2.0)
Income tax provision (benefit) . . .                      3            (3)             (6)         (200.0)       -       -
                                      ----------------------  ------------  --------------  --------------  -------  ------
Net loss . . . . . . . . . . . . . .  $              (3,453)  $      (875)  $      (2,578)        (294.6)%  (11.2)%  (2.0)%
                                      ======================  ============  ==============  ==============  =======  ======


     Net Sales. The decrease of $12.5 million in net sales from $43.3 million for the first nine months of 2003 to $30.8 million for the first nine months of 2004 is primarily due to the following significant factors: very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster data storage and access speeds and in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new double-layer DVD drive technologies, the continued operation of private label programs by Best Buy and the decline in sales to OfficeMax. The decline in net sales caused by these factors was partially offset by a substantial increase in sales to Staples.

     As discussed above, we believe that the significant decline in our net sales during the first nine months of 2004 as compared to the first nine months of 2003, resulted in part from very short product life-cycles that led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds.

     We also believe that the significant decline in our net sales during the first nine months of 2004 as compared to the first nine months of 2003, resulted in part from consumers deciding to delay their purchases of DVD drives in anticipation of rapid product obsolescence resulting from expected future product offerings incorporating new technologies. In particular, we believe that consumers delayed their purchases of single-layer DVD drives in anticipation of the imminent availability of double-layer DVD drives which can increase storage capacity to up to twice the capacity of single-layer DVD drives, depending on a user's operating system and other factors. We expected that double-layer DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer DVD technology.

     Another factor contributing significantly to the decline in our net sales during the first nine months of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003, 2002 and 2001, declined in the first nine months of 2004 to $4.9 million, representing a decrease of 64% from $13.7 million in the first nine months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     Also, net sales to OfficeMax declined by $5.0 million, or 100%, during the first nine months of 2004 as compared to the first nine months of 2003. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. We are negotiating with OfficeMax to resume sales in 2004, but there can be no assurance that sales to OfficeMax will resume.

     These decreases in net sales to Best Buy and OfficeMax were partially offset by an increase in net sales to Staples of $7.2 million, or 1,273% for the first nine months of 2004 as compared to the first nine months of 2003.

     In addition, we instituted additional sales incentives and marketing promotions in the third quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our sales incentives in the first nine months of 2004 were $2.5 million, or 5.9% of gross sales, as compared to $1.6 million, or 2.9% of gross sales, in the first nine months of 2003, all of which was offset against gross sales. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in the first nine months of 2004 were $5.1 million, or 11.8% of gross sales, as compared to $5.6 million, or 10.0% of gross sales, in the first nine months of 2003, all of which was offset against gross sales.

     Also, sales of our de-emphasized products declined by approximately $5.6 million to $1.8 million for the first nine months of 2004. A change in the allowance for sales returns also resulted in a $640,000 adjustment causing an increase in sales for the first nine months of 2004 as compared to a $517,000 adjustment causing an increase to sales for the first nine months of 2003, resulting in a $123,000 increase in sales in the first nine months of 2004 as compared to the first nine months of 2003. Sales in the first nine months of 2004 were also reduced by $855,000 for slotting fees as compared to $0 in the first nine months of 2003.

     In terms of the volume of products sold and average product sales prices, the $12.5 million decrease in net sales for the first nine months of 2004 was comprised of a decrease in sales in the amount of $21.3 million resulting from a decrease in the volume of products sold. This decrease was partially offset by an increase in sales in the amount of $8.7 million resulting from higher average product sales prices and $123,000 resulting from a change in our reserves for future returns on sales.

     Gross Profit. The decrease in gross profit of $4.1 million from $6.4 million for the first nine months of 2003 to $2.3 million for the first nine months of 2004, is primarily due to a decline in net sales of $12.5 million, increased sales incentives, promotion costs and slotting fees, and an increase in our reserve for slow-moving inventory. The decrease in gross profit as a percentage of net sales was primarily due to an increase in sales incentives from 2.9% of gross sales during the third quarter of 2003 to 5.9% of gross sales during the third quarter of 2004, and an increase in market development fund and cooperative advertising costs, promotion costs and slotting fees from 10.0% of gross sales during the first nine months of 2003 to 11.8% of gross sales during the first nine months of 2004. These costs and fees increased primarily as a result of our institution of sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our direct product costs and related freight costs increased from 85.3% of net sales for the first nine months of 2003 to 92.7% of net sales for the first nine months of 2004.

     In addition, our inventory reserve increased by $919,000 in the first nine months of 2004 as compared to the first nine months of 2003 due to our adjustment of the value of our slow-moving and obsolete inventory. Also, our inventory adjustment increased by $197,000 in the first nine months of 2004 as compared to the first nine months of 2003. As a result of the short life-cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $75,000 in the first nine months of 2004 as compared to the first nine months of 2003. This decrease was primarily due to $158,000 in lower commissions as a result of reduced sales volume, $115,000 in reduced payroll and related expenses due to fewer personnel and $64,000 in lower retailer performance charges. These decreases were partially offset by $263,000 in higher advertising costs in the first nine months of 2004 as compared to the first nine months of 2003.

General and Administrative Expenses. The $1.0 million decrease in general and administrative expenses is primarily due to a $1.3 million decrease in bad debt expense to $183,000 during the first nine months of 2004 from $1.5 million during the first nine months of 2003, $84,000 less product design expense, $76,000 less phone and utilities expenses, $70,000 less rent expense and $67,000 less warehouse supplies expenses. These decreased expenses were partially offset by a $333,000 increase in legal fees in the first nine months of 2004 after accounting for a $206,000 reversal of an over-accrual of estimated legal fees related to a lawsuit in the first nine months of 2003, an increase of $129,000 in payroll and related expenses relating to contractual incentives during the first nine months of 2004 as compared to the first nine months of 2003, an increase of $75,000 in financing charges relating to our United National Bank line of credit, an increase of $71,000 in financial relations expenses and an increase of $65,000 in insurance expense.

     Depreciation and Amortization Expenses. The $432,000 decrease in depreciation and amortization expenses is primarily due to accelerated amortization during the first nine months of 2003 on our prior Santa Ana facility, which was originally to be leased through 2010. At the beginning of 2003, we decided to move to another facility by the end of September 2003, and accordingly accelerated our amortization by $402,000 during the first nine months of 2003. We did not experience any accelerated amortization during the first nine months of 2004.

     Other Income (Expense). Other income (expense) decreased by $20,000 in the first nine months of 2004 as compared to the first nine months of 2003. During the first nine months of 2004, interest expense decreased to $122,000 from $196,000 in the first nine months of 2003 due to reduced borrowings under our line of credit. This decrease in interest expense was partially offset by a $56,000 increase in expense related to currency transactions in connection with our sales in Canada during the first nine months of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of September 30, 2004, we had working capital of $8.2 million, an accumulated deficit of $18.5 million, $2.8 million in cash and cash equivalents and $12.0 million in net accounts receivable. This compares with working capital of $11.0 million, an accumulated deficit of $15.1 million, $4.0 million in cash and cash equivalents and $18.4 million in net accounts receivable as of December 31, 2003.

     For the nine months ended September 30, 2004, our cash decreased $1.2 million, or 30.0%, from $4.0 million to $2.8 million as compared to a decrease of $4.8 million, or 94.1%, for the nine months ended September 30, 2003 from $5.1 million to $355,000.

     Cash used in our operating activities totaled $2.9 million during the first nine months of 2004 as compared to cash provided by our operating activities of $1.1 million during the first nine months of 2003. This decrease of $4.0 million in cash provided by our operating activities primarily resulted from the decrease of $12.5 million in net sales during the first nine months of 2004 as compared to the first nine months of 2003. This decrease in net sales and other factors resulted in an $11.1 million decrease in the use of our trade credit facilities and a $1.4 million decrease in other accounts payable. In addition, inventory in transit increased by $911,000. These decreases in cash were partially offset by increases in cash resulting from a $2.5 million decrease in warehouse and consigned inventory, a $2.4 million decrease in accounts receivable, a $1.6 million increase in the reserve for obsolete inventory and a $3.0 million increase in accrued expenses, including increased accrued market development fund and cooperative advertising costs, promotion costs and slotting fees. In addition, legal settlements payable decreased by $2.0 million as we made the initial payment on the settlement of a litigation matter in the first quarter of 2003 in the amount of $3.0 million and we made the final payment in the first quarter of 2004 in the amount of $1.0 million.

     Decreases in our use of our trade credit facility, other accounts payable and increases in inventory in transit each decreased cash. Decreases in inventory, accounts receivable, and legal settlements payable, and increases in accrued expenses and the reserve for obsolete inventory each increased cash. Cash used in our investing activities totaled $1.8 million during the first nine months of 2004 as compared to cash used in our investing activities of $796,000 during the first nine months of 2003. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.

     Cash used in our financing activities totaled $16,000 during the first nine months of 2004 as compared to $6.7 million for the first nine months of 2003. We paid down $5.4 million of our ChinaTrust Bank loan balance during the first nine months of 2003 through funds generated by our operations and we paid down $16,000 of our United National Bank loan balance during the first nine months of 2004 through funds generated by our operations. We repurchased $84,000 of our common stock in the first nine months of 2003.

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

     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date of the agreement until November 1, 2004 and on October 27, 2004 extended the expiration date of the agreement until December 1, 2004. Advances of up to 65% of eligible accounts receivable bear interest at a floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of September 30, 2004, the interest rate was 5.5%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003 we were in compliance with the first four covenants and the last covenant was not yet applicable. As of September 30, 2004, we were, and through the date of the filing of this report are, not in compliance with our covenant regarding to our tangible net worth. As a consequence, we currently are in default under our line of credit with United National Bank.

     Effective September 2, 2003, we borrowed $3.4 million under the United National Bank credit facility to pay off the outstanding balance on our ChinaTrust Bank (USA) credit facility. As of September 30, 2004, the outstanding balance with United National Bank was $5.9 million and we had available to us $77,000 of additional borrowings. Our credit facility with United National Bank expires on December 1, 2004.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of September 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of September 30, 2004, we owed Lung Hwa Electronics $1.2 million in trade payables net of the remaining $750,000 deposit.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of September 30, 2004, we owed BTC USA $1.4 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

     Our net loss increased 300% to $3.5 million for the first nine months of 2004 from $875,000 for the first nine months of 2003, primarily resulting from a 28.6% decline in net sales to $30.9 million in the first nine months of 2004 from $43.3 million in the first nine months of 2003. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

     We believe that the significant decline in our net sales during the first nine months of 2004 resulted in part from very short product life-cycles leading consumers to delay purchases of single-layer DVD drives in anticipation of DVD drives with faster data storage and access speeds, and also to delay purchases of single-layer DVD drives in anticipation of the imminent availability of higher capacity double-layer DVD drives. We expect that the very short product life-cycles of DVD-based products experienced in 2004, as compared to other data storage products that we have offered for sale in the past, including our CD-based products, will lengthen following the introduction of double-layer DVD drives; however, there can be no assurance that product life-cycles will lengthen or that consumers will not continue to delay purchases in anticipation of products incorporating faster data storage and access speeds or new technologies, or both. We began selling our double-layer DVD drives at the end of the third quarter of 2004.

     Despite the decline in our results of operations during the first, second and third quarters of 2004, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank, which we believe will be renewed or replaced, will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at September 30, 2004 was $5.0 million as compared to a backlog at September 30, 2003 of $6.3 million. Based on historical trends, we anticipate that our September 30, 2004 backlog may be reduced by approximately 10.4%, or $517,000, to a net amount of $4.5 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

CONTRACTUAL  OBLIGATIONS

     The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:


                                                      PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------------
CONTRACTUAL OBLIGATIONS                                LESS THAN   1-3      4-5    AFTER 5
AT SEPTEMBER 30, 2004                       TOTAL       1 YEAR    YEARS    YEARS    YEARS
----------------------------------      -------------  -------- ---------  ------  --------
Long Term Debt                            $         -  $      - $       - $     -  $     -
Capital Lease Obligations                           -         -         -       -        -
Operating Leases                              701,517   374,030   320,212   7,275        -
Unconditional Purchase Obligations                  -         -         -       -        -
                                         ------------  -------- --------- -------  --------
Total Contractual Cash Obligations        $   701,517  $374,030 $ 320,212 $ 7,275  $     -
                                         ============  ========  ======== =======  ========

     The above table outlines our obligations as of September 30, 2004 and does not reflect the changes in our obligations that occurred after that date.

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

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q, 10-K and 8-K , you should carefully consider the following discussion, which summarizes material risks, before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

IF WE ARE UNABLE TO RENEW OR REPLACE OUR CREDIT FACILITY WITH UNITED NATIONAL BANK PRIOR TO ITS DECEMBER 1, 2004 EXPIRATION DATE, WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY TO SUSTAIN OR EXPAND OUR CURRENT SALES VOLUME AND TO FUND OUR DAY-TO-DAY OPERATIONS.

     Our credit facility with United National Bank expires on December 1, 2004. In addition, we are not in compliance with our financial covenant with United National Bank to maintain a tangible net worth of at least $10.5 million. As a consequence, we currently are in default under our line of credit with United National Bank. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable. In the event of a payment default, United National Bank may accelerate the loan and declare all amounts immediately due and payable. If we are unable to renew or replace this credit facility prior to December 1, 2004, or if United National Bank calls the loan due in advance of its expiration as a result of a default, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we may be unable to fund our day-to-day operations.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM EXPANDING OUR BUSINESS.

     We have incurred net losses in each of the last four years and for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $18.5 million. During 2003, 2002, 2001 and the nine months ended September 30, 2004, we incurred net losses in the amounts of approximately $265,000, $8.3 million, $5.5 million and $3.5 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During the first nine months of 2004, net sales to our two largest retailers, Staples and Best Buy, represented approximately 25% and 16%, respectively, of our total net sales, and net sales to our next four largest retailers, Circuit City, Office Depot, CompUSA and Radio Shack, represented approximately 15%, 12%, 10% and 5%, respectively, of our total net sales. During the first nine months of 2004, aggregate net sales to these six retailers represented approximately 83% of our total net sales. During 2003, net sales to our two largest retailers, Best Buy and Circuit City, represented approximately 32% and 15%, respectively, of our total net sales, and net sales to our next four largest retailers, OfficeMax, Office Depot, CompUSA and Radio Shack represented approximately 12%, 10%, 10% and 8%, respectively, of our total net sales. During 2003, aggregate net sales to these six retailers represented approximately 87% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Staples, Best Buy, Circuit City, Office Depot, CompUSA and Radio Shack collectively accounted for 83% of our net sales for the nine months ended September 30, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first nine months of 2004 totaled $4.9 million representing a decrease of 64% from $13.7 million in the first nine months of 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

     Our accounts receivable represented 46%, 46%, 50% and 43% of our total assets as of December 31, 2003, 2002 and 2001, and as of the nine months ended September 30, 2004, respectively. As of September 30, 2004, 74% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2003, 63% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with United National Bank and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

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

     Sales of our data storage products in the first nine months of 2004 and in the year 2003 accounted for approximately 99% and 94% of our net sales, respectively. Except for our digital entertainment products, which accounted for only approximately 1% and 6% of our net sales in the first nine months of 2004 and in the year 2003, respectively, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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


                                       41

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

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first nine months of 2004, six of our retailers accounted for 83% of our total net sales. Similarly, during 2003, six of our retailers accounted for 78% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

     As of November 15, 2004, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 126,050 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from November 15, 2004). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the first nine months of 2004. Our sales to a foreign country (Canada) were approximately 1.8% of our total sales for the first nine months of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the nine months ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     As of September 30, 2004, we were not in compliance with our financial covenant with United National Bank to maintain a tangible net worth of at least $10.5 million. As a consequence, we were, and at the time of the filing of this report are, in default under our line of credit with United National Bank. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS

     Number     Description
     ------     -----------

       10 Change in Terms Agreement, dated November 1, 2004, between I/OMagic Corporation and United National Bank*

       31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

       32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
     ----------------------------------
        *       Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         I/OMAGIC  CORPORATION

Dated:   November  15,  2004     By:    /s/  Tony  Shahbaz
                                        -----------------
                                        Tony  Shahbaz,  President  and
                                        Chief Executive  Officer
                                        (principal  executive officer)

Dated:   November  15,  2004     By:    /s/  Steve  Gillings
                                        --------------------
                                        Steve  Gillings,  Chief  Financial
                                        Officer (principal  financial  and
                                        accounting  officer)

EXHIBITS  FILED  WITH  THIS  REPORT

Exhibit
Number     Description
------          ---------------

10 Change in Terms Agreement, dated November 1, 2004, between I/OMagic Corporation and United National Bank

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002