Form 10-K/A
period 2003-12-31
I/OMAGIC CORP
filed 2005-01-20
CIK 1083663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $4,000,000, as of December 31, 2004, the last business day of the registrant’s most recently completed fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of January 18, 2005 was 4,529,672.

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

BUSINESS

Company Overview

We operate in the data storage and digital entertainment industries. We sell data storage and digital entertainment products primarily in the United States and, to a much lesser extent, in Canada, together known as the North American marketplace. During the first nine months of 2004, sales generated within the United States accounted for approximately 98.2% of our net sales and sales generated within Canada accounted for approximately 1.8% of our net sales. For the years ended December 31, 2003, 2002 and 2001 sales generated within the United States accounted for approximately 98.5%, 99.0% and 100%, respectively, of our net sales and sales generated within Canada accounted for approximately 1.5%, 1.0% and 0%, respectively, of our net sales.

Our data storage product offerings are predominantly focused on optical data storage technologies and include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. Our digital entertainment product offerings are predominantly focused on products that complement our line of data storage products and include MP3 players, digital audio headphones and palm-sized 20 gigabyte portable hard disk drives that we call our Digital Photo Library™ system. We also sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 40 gigabytes, or 40,000 megabytes, depending on the user’s operating system and other factors, of storage capacity to serve as a product complementary to our other data storage product offerings and as a cost-efficient alternative to flash media devices and standard hard disk drives. Our data storage products accounted for approximately 94% of our net sales during 2003 and approximately 99% of our net sales during the nine months ended September 30, 2004, and our digital entertainment products accounted for approximately 6% and 1% of our net sales, respectively, for the same periods.

For the years ended December 31, 2003 and 2002, according to NPD, a provider of sales tracking services for, among others, the consumer electronics and information technology industries, we achieved the number one market share in both unit and dollar sales of “after-market” compact disc rewritable, or CD-RW, drives in North America. “After-market” products are products not built into a PC at the time of its initial purchase. We launched our dual-format recordable DVD drives in July 2003. According to NPD, we were able to achieve the number four market share in both unit and dollar sales of after-market recordable DVD drives in North America during 2003, with only six months of sales of our dual-format DVD recordable drives during that year. According to NPD, in a report generated January 13, 2004, we achieved the number two market share in unit and dollar sales during the first nine months of 2004. We believe that the markets for DVD-based data storage products and for compact and portable data storage devices, such as our GigaBank™ data storage products, will experience significant growth over the next few years and that we are in a position to benefit from this growth in terms of sales and market share.

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

Our most significant retailers during the past few years have been Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Collectively, these six retailers accounted for 78% of our net sales during 2003, including 28%, 13%, 10% and 10% of our total net sales for that period which were generated from Best Buy, Circuit City, Office Depot and OfficeMax, respectively. Collectively, these six retailers, together with Microcenter and RadioShack accounted for 83% of our net sales for the first nine months of 2004, including 25%, 16%, 15%, 12% and 10% of our total net sales for that period which were generated from Staples, Best Buy, Circuit City, Office Depot and CompUSA respectively.

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

Types of Data Storage Media

The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

•	Magnetic. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a “1” or a “0.” Indeed, all digital data is comprised of different combinations of “1s” and “0s” regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip® disks, hard disks, including compact and portable data storage devices, such as Microdrives® and our own GigaBank™ line of products, and magnetic tape.

•	Optical. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

•	Solid State. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as universal serial bus, or USB, drives which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

Relative Advantages and Disadvantages of Types of Data Storage Media

Each of the principal types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

Magnetic Media

•	Floppy disks. Floppy disks are removable media allowing physical transport of data. External floppy disk drives allow portability of the drive itself. Floppy disks benefit from being “legacy” products with a large existing user base and a low cost per unit for a floppy disk. Relative to other available media, floppy disks have extremely low capacity, holding up to approximately 1.44 megabytes per disk depending on the user’s operating system and other factors, and represent a very high cost per megabyte. In addition, floppy disks typically employ older, less efficient storage, management, protection, retrieval and transfer technology, and offer moderate data access times and data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the disk.

•	Zip® disks. Zip® disks are removable media allowing physical transport of data. External Zip® disk drives allow portability of the drive itself. Relative to other available media, Zip® disks have moderate capacity, holding up to approximately 200 megabytes per disk depending on the user’s operating system and other factors, and represent a moderate cost per megabyte. Zip® disks themselves have a moderate cost per unit and offer moderate data access times and data transfer rates. A special Zip® drive is required to utilize Zip® disk technology and media.

•	Magnetic tape. Magnetic tape is removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user’s operating system and other factors, and represents a moderate cost per megabyte. While magnetic tape itself is not expensive, magnetic tape drives have a high cost per unit. Magnetic tape media typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

•	Hard disks. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have high capacity, holding up to approximately 500 gigabytes, or 500,000 megabytes, depending on the user’s operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability; however certain hard disk drives, such as Microdrives® and our own GigaBank™ line of compact and portable data storage devices, allow physical transport of data and drive portability.

Optical Media

•	Compact discs. CDs are removable media allowing physical transport of data. External CD drives allow portability of the drive itself. Relative to other available media, CDs have moderate capacity, holding up to approximately 600 megabytes, depending on the user’s operating system and other factors, and offer virtually unlimited storage capacity with the use of

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

•	Digital video or digital versatile discs. The relative advantages and disadvantages of DVD drives and media are generally the same as for CD drives and media. However, as compared to other available media, DVDs are moderate to high capacity, holding up to approximately 4.3 gigabytes, or 4,300 megabytes, on a single-layer DVD drive and up to 8.5 gigabytes, or 8,500 megabytes, on a double-layer DVD drive, depending on the user’s operating system and other factors.

Solid State Media

•	Flash memory chips. Flash memory chips are generally not removable media. Typically, flash memory chips are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips have moderate capacity, holding up to approximately 1 gigabyte, or 1,000 megabytes, depending on the user’s operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory chips are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but require another device or medium for data back-up purposes.

•	Flash memory cards. The relative advantages and disadvantages of flash memory cards are generally the same as for flash memory chips. However, flash memory cards are removable media allowing physical transport of data.

Industry Challenges and Trends

We believe that the challenges currently facing the data storage and digital entertainment industries include:

•	Need for transition to high-capacity, cost-effective and flexible media and related storage devices. We believe that, as a result of the rapid growth in data and in new applications requiring or using high data-content movies, photos, music and games and other multi-media content, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and storage devices. To meet this need, the data storage industry is shifting its product offerings from CD- to DVD-based technologies as well as to compact and portable hard disk drives.

•	Need for broad-based product offerings to stimulate further growth. The demand for data storage and digital entertainment products is expanding and market opportunities are therefore available to sell these products to a wide range of consumers seeking products ranging from entry-level to state-of-the-art. Most companies in these industries offer a limited range of products in each product category. By offering various products combining different levels of performance and functionality at multiple price points to a wide range of consumers, we believe that the industry can further stimulate sales of data storage and digital entertainment products.

•	Need to identify and satisfy consumer demands and preferences. The data storage and digital entertainment industries are characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that, to be successful, companies in these industries must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage and digital entertainment products to provide higher levels of performance and functionality than existing products.

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

Another trend in the data storage industry is the progression toward smaller, more portable data storage devices such as Microdrive® hard disk drives and our own GigaBank™ line of compact and portable data storage devices.

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

As a result of our access to a large retail network and our three-brand and “good, better, best” marketing strategies, we believe that we have established and will maintain a large market presence for our core data storage product offerings, resulting in significant market share. According to NPD in its Retail Hardware Reports, we achieved the number one market share in both unit and dollar sales of CD-RW drives in North America in 2002 and 2003. We believe that the data storage industry is shifting from CD-based products to DVD-based products. As a result, we launched our dual-format recordable DVD drives in July 2003. According to NPD in its Retail Hardware Report, we achieved the number four market share in both unit and dollar sales of recordable DVD drives in North America during 2003, with only six months of sales of dual-format DVD recordable drives during that year. According to NPD, in a report generated January 13, 2005, we achieved the number two market share in unit and dollar sales during the first nine months of 2004. By using the same strategies in offering our digital entertainment products, we believe that we will be able to establish a large market presence resulting in significant market share for those products as well.

Our Data Storage Solution

We focus on optical data storage products to respond to the demands and preferences of the data storage marketplace and also sell a line of compact and portable hard disk drives which we call our GigaBank™ line of data storage products. We believe that the market for data storage products, especially “after-market” devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives as well as to compact and portable hard disk drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data. However, we sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 40 gigabytes, or 40,000 megabytes, depending on the user’s operating system and other factors, of storage capacity to serve as a product complementary to our other data storage product offerings and as a cost-efficient alternative to flash media devices and standard hard disk drives.

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

Some of the data storage products that we offer and plan to offer, such as CD and DVD duplicators, can operate as both data storage and digital entertainment products. Due to their versatility, we believe that products that combine data storage and digital entertainment functionality are more attractive to many consumers. Accordingly, we believe that further convergence of data storage and digital entertainment products will offer additional opportunities to satisfy consumer demands and preferences.

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

We also sell a line of GigaBank™ data storage products, which are compact and portable hard disk drives that provide up to 40 gigabytes, or 40,000 megabytes, depending on the user’s operating system and other factors, of storage capacity and as a cost-efficient alternative to flash media devices and standard hard disk drives.

Our Digital Entertainment Products

Our existing and planned digital entertainment products include:

•	MP3 digital audio players;

•	20 gigabyte palm-sized portable external hard drives with built-in 7-n-1 media card readers that facilitate the convenient storage of high-resolution digital music, photos and movies and other data files, enabling the transfer of these files from a flash memory card to a hard drive and eliminating the need for purchasing multiple, less cost-effective flash memory cards; we refer to this system as our Digital Photo Library™ system;

•	Six channel digital audio headphones with WinDVD™ software for the PC that allows users to playback DVD movies, MPEG video content, video CDs, and audio CDs on PCs that are equipped with a DVD drive; the headphones and WinDVD™ software support Dolby Digital®/AC-3 surround sound and include a built-in amplifier that allows a user to connect a PC, DVD drive and home theater system into one centralized unit; we refer to these headphones as our Sound Assault™ headphones; and

•	Do-it-yourself digital photo accessories such as our line of EasyPrint™ products that allow users to create personalized photo frames, key chains, magnets and pocket-sized photo albums from their own digital photos using our proprietary photo-enhancing and printing software.

We plan to expand our line of digital entertainment products. In addition, we are working with our subcontract manufacturers to develop new MP3 audio players and MP4 video players with embedded MP3 technology for audio playback.

We believe that the market for digital entertainment products is expanding. We intend to continue to monitor the digital entertainment market and develop products to meet changing demands of the marketplace. Currently, our digital entertainment products represent a relatively new product category. These products accounted for approximately 6% of our net sales during 2003 and approximately 1% of our net sales during the first nine months of 2004. We expect to continue to allocate resources to this product category to attempt to increase net sales. We believe that our strategic relationships with our retailers and our subcontract manufacturers will further our ability to achieve these goals.

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

Employees

As of January 14, 2005, we had approximately 54 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

Security Holders

As of January 14, 2005, we had 4,529,672 shares of common stock outstanding held of record by approximately 70 shareholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Overview

We are a leading provider of optical data storage products and also sell a range of portable data storage devices which we call our GigaBank™ data storage products. In addition, we sell digital entertainment products. Our data storage products consist of a range of products that store traditional PC data as well as music, photos, movies, games and other multi-media content. These products are designed principally for general data storage purposes. Our digital entertainment products consist of a range of products that focus on digital music, photos and movies. These products are designed principally for entertainment purposes.

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

The $21.3 million decline in net sales during 2003 from 2002, as noted above, occurred during a period of more rapidly declining net losses. This decline in net sales was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. We entered into a new vendor agreement with OfficeMax in November 2004 in anticipation of resuming sales and we are in discussions with OfficeMax to resolve our disagreements. There can be no assurance that sales to OfficeMax will resume.

We increased our net income 22.9% to $257,000 in the first quarter of 2004 from $209,000 in the first quarter of 2003, despite an 8.2% decline in net sales to $15.7 million in the first quarter of 2004 from $17.1 million in the first quarter of 2003. Our net loss increased 1,188% to $2.1 million in the third quarter of 2004 from $193,000 in the third quarter of 2003. This increase in net loss from net income primarily resulted from a 38.5% decline in net sales to $8.3 million in the third quarter of 2004 from $13.5 million in the third quarter of 2003. Our net loss increased 300% to $3.5 million for the first nine months of 2004 from $875,000 for the first nine months of 2003. This increase in net loss primarily resulted from a 28.6% decline in net sales to $30.9 million in the first nine months of 2004 from $43.3 million in the first nine months of 2003.

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

In addition to CD- and DVD-based products, we sell a line of GigaBank™ data storage products, which are compact and portable external hard drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding the GigaBank™ product line and by offering other compact and portable data storage devices and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months.

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

Sales Incentives

Sales incentives are charged to operations and offset against gross sales. In the first nine months of 2004, our sales incentives were $2.5 million, or 5.9% of gross sales, as compared to $1.6 million, or 2.9% of gross sales, in the first nine months of 2003, all of which was offset against gross sales. These costs increased as a percentage of our gross sales, especially in the third quarter of 2004, increasing to 9.5% of our gross sales from 4.8% of our gross sales in the third quarter of 2003, primarily as a result of instituting sales incentives in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. In 2003, our sales incentives were $2.4 million, all of which was offset against gross sales. In 2002, our sales incentives were $5.5 million, all of which was offset against gross sales. In 2001, our sales incentives were $2.8 million, all of which was offset against gross sales.

Market Development Fund and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first nine months of 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $5.1 million, or 11.8% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $5.6 million, or 10.0% of gross sales, in the first nine months of 2003, all of which was offset against gross sales. These costs and fees increased as a percentage of our net sales, especially in the third quarter of 2004, increasing to 12.3% of our gross sales from 8.0% of our gross sales in the third quarter of 2003, primarily as a result of instituting sales incentives and marketing promotions in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. In 2003, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $8.4 million, all of which was offset against gross sales. In 2002, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $9.3 million, all of which was offset against gross sales. These costs for 2002 were reduced by $1.5 million in the second quarter of 2002 due to a change in estimate of our rebate promotion costs. We are unable to identify the specific periods to which the change applies as we are unable to identify the specific rebate promotions to which the change applied. For the year ended December 31, 2001, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $13.2 million, all of which was offset against gross sales.

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

Product Returns

We allow our retailers to return damaged or defective products to us following a customary return merchandise authorization process. We have no informal return policies. We utilize historical return rates to determine our allowance for returns in each period. Sales are adjusted by the estimated returns while cost of sales are adjusted by the estimated cost of those sales. Given the seasonality of our business, we expect greater sales and consequently a greater allowance during our fourth quarter of the fiscal year. In deriving our allowance for future returns, we consider several factors to be significant. These factors are relatively predictable based upon historical return rates. These factors include the amount of time from actual sale to the product being returned, the estimated return rates, and the estimated gross margin on the products sold. See “Revenue Recognition” above.

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

Net Sales. The significant decrease in net sales for 2003 is primarily due to our strategic decision to de-emphasize the sale of certain products, coupled with reduced sales of our CD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as mail-in and point-of-sale rebates, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. Also contributing to the overall decline in net sales for 2003 was a $14.4 million, or 70.2%, decrease in net sales to OfficeMax as compared to 2002. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. We entered into a new vendor agreement with OfficeMax in November 2004 in anticipation of resuming sales and we are in discussions with OfficeMax to resolve our disagreements. There can be no assurance that sales to OfficeMax will resume.

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

For the nine months ended September 30, 2004, our cash decreased $1.2 million, or 30%, from $4.0 million to $2.8 million as compared to a decrease of $4.8 million, or 94.1%, for the nine months ended September 30, 2003 from $5.1 million to $355,000.

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

On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provides for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004. On August 6, 2004, United National Bank extended the expiration date of the agreement until November 1, 2004 and on October 27, 2004 extended the expiration date of the agreement until December 1, 2004. On December 1, 2004, United National Bank extended the expiration date of our asset-based line of credit from December 1, 2004 to December 15, 2004 and on December 15, 2004 further extended the expiration date from December 15, 2004 to January 31, 2005. Advances up to 65% of eligible accounts receivable bear interest at a floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. As of September 30, 2004, the interest rate was 5.5%. The agreement provides that if United National Bank calls the loan because of a default under the terms of the loan agreement, other than a payment default, we can repay the loan in six equal monthly installments unless we obtain a replacement credit facility in which case, all amounts would be due and payable. The agreement also contains five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2003, we were in compliance with the first four covenants and the last covenant was not yet applicable. As of September 30, 2004, we were, and through the date of the filing of this report are, not in compliance with our covenant regarding to our tangible net worth. As a consequence, we currently are in default under our line of credit with United National Bank.

Effective September 2, 2003, we borrowed $3.4 million under the United National Bank credit facility to pay off the outstanding balance on our ChinaTrust Bank (USA) credit facility. As of September 30, 2004, the outstanding balance with United National Bank was $5.9 million and we had available to us $77,000 of additional borrowings. Our credit facility with United National Bank expires on January 31, 2005.

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

Despite the decline in our results of operations during the first, second and third quarters of 2004, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with United National Bank, which we believe will be renewed or replaced, will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

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

Quantitative and Qualitative Disclosures About Market Risk

Our operations were not subject to commodity price risk during 2003 or during the first nine months of 2004. Our sales to a foreign country (Canada) were approximately 1.5% of our total sales for 2003 and approximately 1.8% of our total sales for the first nine months of 2004, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

If we are unable to renew or replace our credit facility with United National Bank prior to its January 31, 2005 expiration date, we may be unable to borrow funds to purchase inventory to sustain or expand our current sales volume and to fund our day-to-day operations.

Our credit facility with United National Bank expires on January 31, 2005. Our agreement with United National Bank provides that if the bank calls the loan due because of a default, other than a payment default, we may repay the loan in six equal monthly installments unless we obtain a replacement credit facility, in which case all amounts would be immediately due and payable. In the event of a payment default, United National Bank may accelerate the loan and declare all amounts immediately due and payable. If we are unable to renew or replace this credit facility prior to January 31, 2005, or if United National Bank calls the loan due in advance of its expiration as a result of a default, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we may be unable to fund our day-to-day operations.

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

The vast majority of our sales are generated from a small number of retailers. During the first nine months of 2004, net sales to our two largest retailers, Staples and Best Buy, represented approximately 25% and 16%, respectively, of our total net sales, and net sales to our next four largest retailers, Circuit City, Office Depot, Comp USA and Radio Shack, represented approximately 15%, 12%, 10% and 5%, respectively, of our total net sales. During the first nine months of 2004, aggregate net sales to these six retailers represented approximately 83% of our total net sales. During 2003, net sales to our two largest retailers, Best Buy and Circuit City, represented approximately 28% and 13%, respectively, of our total net sales, and net sales to our next four largest retailers, Office Depot, OfficeMax, CompUSA and Staples represented approximately 10%, 10%, 9% and 8%, respectively, of our total net sales. During 2003, aggregate net sales to these six retailers represented approximately 78% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples, Office Depot and OfficeMax. Collectively, these six retailers accounted for 78% of our net sales in 2003. Sales to Staples, Best Buy, Office Depot, Circuit City, Radio Shack and CompUSA collectively accounted for 83% of our net sales for the nine months ended September 30, 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in the first nine months of 2004 totaled $4.9 million representing a decrease of 64% from $13.7 million in the first nine months of 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of September 30, 2004 and December 31, 2003, we carried and financed inventory valued at approximately $1.8 million and $4.2 million, respectively, in our consignment sales channels. For the nine months ending September 30, 2004 and for the year ending December 31, 2003, sales generated through consignment sales were approximately 29% and 38%, respectively, of our total net sales. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products and additional products in our line of GigaBank™ portable data storage devices, as well as products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management’s close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry.

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

One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic®, Digital Research Technologies® and Hi-Val® brands are perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our brands as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products and portable data storage devices such as our GigaBank™ line of products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which would decrease our net sales and earnings.

As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products as well as increasing demand for portable data storage devices such as our GigaBank™ line of products. Accordingly, future sales and any future profits from DVD-based products and our GigaBank™ line of products are substantially dependent upon widespread consumer acceptance of DVD-based products and portable data storage devices. If this widespread consumer acceptance of DVD-based products and our GigaBank™ line of products does not occur, or is delayed, our sales and earnings will be adversely affected.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. During 2003, the high and low closing bid prices of a share of our common stock were $8.50 and $3.50, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

As of January 14, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 125,975 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from January 14, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of January 14, 2005 and their business experience are as follows:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of January 14, 2005, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,394,075	(2)	52.4%
Steel Su	Common	575,311	(3)	12.7%
Sung Ki Kim	Common	375,529	(4)	8.3%
Daniel Yao	Common	342,668	(5)	7.6%
Daniel Hou	Common	135,186	(6)	3.0%
Anthony Andrews	Common	10,693	(7)	*
Steve Gillings	Common	8,017	(8)	*
All executive officers and directors as a group (6 persons)	Common	3,464,250	(9)	75.6%

*	Less than 1.00%
(1)	Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Andrews, Su, Hou and Yao are directors.
(2)	Consists of: (i) 510,795 shares of common stock and 36,383 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

(3)	Consists of 406,794 shares of common stock and 1,850 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4)	Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5)	Consists of 1,850 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6)	Consists of 1,850 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.
(7)	Consists of 2,491 shares of common stock and 8,017 shares of common stock underlying options held individually by Mr. Andrews, and 185 shares of common stock underlying options held individually by Mr. Andrews’ wife, Nancy Andrews.
(8)	Consists of 8,017 shares of common stock underlying options held individually by Mr. Gillings.
(9)	Includes 58,152 shares of common stock underlying options.

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

Item 13. Certain Relationships and Related Transactions

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders and subcontract manufacturers. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee, so that the net handling fee is 3%, is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of September 30, 2004, $750,000 of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. The $750,000 balance of the deposit can currently be applied against our outstanding trade payables, but is expected to remain on deposit with Lung Hwa Electronics until the end of the term of the trade credit facility, at which time any balance will be offset against our outstanding trade payables and any remaining balance will be refunded. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days’ written notice to the other party. As of September 30, 2004, we owed Lung Hwa Electronics $1.2 million in trade payables, net of the remaining $750,000 deposit. During the first nine months of 2004, we purchased a total of $2.5 million of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics. During 2002, we purchased no inventory from Lung Hwa Electronics.

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

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of September 30, 2004, we owed BTC USA $1.4 million under this arrangement. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. As of December 31, 2002, we owed BTC USA $2.4 million under a prior arrangement. During the first nine months of 2004, we purchased $10.9 million of inventory from BTC USA. During 2003 we purchased $20.1 million of inventory from BTC USA. During 2002, we purchased $10.0 million of inventory from BTC USA; however, all purchases within the previous two years and prior to February 2003, when we entered into our Warehouse Services and Bailment Agreement with BTC USA, were on a purchase order basis and our payment terms were 75 days. Prior to February 2003, although not formally documented, in practice, our trade line of credit allowed us to purchase up to $5.0 million of inventory. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

For the year 2002, the rebate promotions accrual was reduced by $1.5 million due to a change in estimate of the Company’s promotion costs. The Company is unable to identify the specific periods to which the change applies as the Company is unable to identify the specific rebate promotions to which the change applies.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Returns

The Company allows its retailers to return damaged or defective products following a customary return merchandise authorization process. The Company has no informal return policies. The Company utilizes historical return rates to determine its allowance for returns in each period. Sales are adjusted by the estimated returns while cost of sales are adjusted by the estimated cost of those sales. In deriving its allowance for future returns, the Company considers several factors to be significant. These factors are relatively predictable based upon historical return rates. These factors include the amount of time from actual sale to the product being returned, the estimated return rates, and the estimated gross margin on the products sold. See “Revenue Recognition” above.

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

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SUBSEQUENT EVENTS (Continued)

Line of Credit (unaudited)

On August 6, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from September 1, 2004 to November 1, 2004. On October 27, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from November 1, 2004 to December 1, 2004. On December 1, 2004, United National Bank extended the expiration date of the asset-based line of credit with the Company from December 1, 2004 to December 15, 2004 and on December 15, 2004 further extended the expiration date to January 31, 2005.

At September 30, 2004, the Company was in compliance with all other financial covenants, except that the Company was not in compliance with the financial covenant that the Company’s tangible net worth be at least $10.5 million. As a consequence, the Company was in default under its line of credit with United National Bank.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 4, 2004, except for

the first paragraph of

Note 18, as to which the date

is March 9, 2004, the second

paragraph of Note 18 as to

which the date is March 15,

2004, the first and

second paragraphs of

Note 10, as to which the date

is March 31, 2004, and Note 19,

as to which the date is June 27, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance, Beginning of Year	Additions Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts

December 31, 2003	$2,135,660	$1,478,089	$(3,593,196)	$20,553

December 31, 2002	$2,679,118	$1,300,000	$(1,843,458)	$2,135,660

December 31, 2001	$2,106,518	$850,937	$(278,337)	$2,679,118

Reserves for obsolete inventory

December 31, 2003	$1,046,812	$125,000	$(666,783)	$505,029

December 31, 2002	$558,703	$2,070,200	$(1,582,091)	$1,046,812

December 31, 2001	$1,834,427	$1,183,155	$(2,458,879)	$558,703

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (9)

3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (3)

10.1	I/OMagic Corporation 1997 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.2	I/OMagic Corporation 1998 Incentive and Nonstatutory Stock Option Plan (#) (1)

10.3	I/OMagic Corporation 1999 Incentive and Nonstatutory Stock Option Plan (#) (9)

10.4	BTC Acquisition Agreement dated February 3, 1999 between I/OMagic Corporation and Behavior Technology Company (1)

10.5	I/OMagic Corporation 2000 Incentive and Nonstatutory Stock Option Plan (#) (2)

10.6	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (4)

10.7	Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.8	Rider to Business Loan Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.9	Change in Terms Agreement dated December 31, 2002 between I/OMagic Corporation and ChinaTrust Bank (USA) (6)

10.10	I/OMagic Corporation 2002 Stock Option Plan (#) (5)

10.11	Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd. (6)

10.12	Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (6)

10.13	I/OMagic Corporation 2003 Stock Option Plan (#) (8)

10.14	Forbearance Agreement and Release entered into as of June 16, 2003 by ChinaTrust Bank (USA) and I/OMagic Corporation (7)

10.15	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (7)

10.16	Business Loan Agreement (Asset Based) dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.17	Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.18	Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation (7)

10.19	Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation (9)

10.20	Form of Indemnification Agreement (10)

10.21	Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (10)

10.22	Stock Redemption Agreement executed as of October 22, 2002 between Finova Capital Corporation and I/OMagic Corporation (10)

10.23	Extension Letter dated October 27, 2004 from United National Bank (11)

10.24	Change in Terms Agreement dated December 1, 2004 between I/OMagic Corporation and United National Bank (12)

10.25	Change in Terms Agreement dated December 15, 2004 between I/OMagic Corporation and United National Bank (13)

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (9)

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (9)

14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (9)

21.1	Subsidiaries of the Registrant (10)

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed by the Registrant with the Securities and Exchange Commission on September 8, 1999 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27267).
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(5)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(8)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(10)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(11)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 2 filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (Reg. No. 333-115208).
(12)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2004 (File No. 000-27267).
(13)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2004 (File No. 000-27267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of January, 2005.

I/OMAGIC CORPORATION

/s/ TONY SHAHBAZ
Tony Shahbaz Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TONY SHAHBAZ Tony Shahbaz	Chief Executive Officer, President and Secretary (Principal Executive Officer)	January 19, 2005

/s/ STEVE GILLINGS Steve Gillings	Chief Financial Officer (Principal Accounting and Financial Officer)	January 19, 2005

* Anthony Andrews	Director	January 19, 2005

* Daniel Hou	Director	January 19, 2005

* Daniel Yao	Director	January 19, 2005

* Steel Su	Director	January 19, 2005

*By:	/s/ TONY SHAHBAZ	January 19, 2005
Tony Shahbaz Attorney-in-fact

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002