Form 10-K
period 2004-12-31
I/OMAGIC CORP
filed 2005-05-17
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                                   -----------

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-27267

                                   -----------

                              I/OMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   -----------

                NEVADA                                33-0773180
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

           4 MARCONI, IRVINE, CA                         92618
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 707-4800

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $2,000,000, as of March 31, 2005, the last business day of the registrant's most recently completed fiscal quarter. The registrant has no non-voting common equity.

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of May 12, 2005 was 4,529,672.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   Business...........................................................  2

Item 2.   Properties......................................................... 15

Item 3.   Legal Proceedings.................................................. 15

Item 4.   Submission of Matters to a Vote of Security Holders................ 16

                                     PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.................. 17

Item 6.   Selected Financial Data............................................ 18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 46

Item 8.   Financial Statements and Supplementary Data........................ 46

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 46

Item 9A.  Controls and Procedures............................................ 46

Item 9B.  Other Information.................................................. 46

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 47

Item 11.  Executive Compensation............................................. 48

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................... 50

Item 13.  Certain Relationships and Related Transactions..................... 52

Item 14.  Principal Accountant Fees and Services............................. 54

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules............................ 54

Index to Consolidated Financial Statements and Supplemental Information......F-1

Index To Exhibits

Signatures

Exhibits Attached to This Report

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTORY NOTE

     This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new strategies and similar matters, and/or statements preceded by, followed by or that include the words "believe," "may," "could," "expect," "anticipate," "estimate," "intend," "plan," "seek," or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Item 7 of this Annual Report on Form 10-K that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

     Interested readers can access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the United States Securities and Exchange Commission's website at http://www.sec.gov. These reports can be accessed free of charge.

     We own or have rights to use all of the product names, brand names and trademarks that we use in conjunction with the sale of our products, including our I/OMagic(R), Hi-Val(R) and Digital Research Technologies(R) brand names and related logos, and our "MediaStation," "DataStation," Digital Photo Library(TM), EasyPrint(TM) and GigaBank(TM) product names. In addition, this report refers to other product names, trade names and trademarks that are the property of their respective owners.

     For purposes of this Annual Report, unless the context indicates otherwise, references to "we," "us," "our," "I/OMagic," and the "Company" means or refers to I/OMagic Corporation.

COMPANY OVERVIEW

     We operate primarily in the data storage industry and, to a much lesser extent, we also sell digital entertainment and other products. We sell our products primarily in the United States and, to a much lesser extent, in Canada, together known as the North American retail marketplace. During 2004, sales generated within the United States accounted for approximately 98.2% of our net sales and sales generated within Canada accounted for approximately 1.8% of our net sales. For the years ended December 31, 2003 and 2002 sales generated within the United States accounted for approximately 98.5 % and 99.0%, respectively, of our net sales and sales generated within Canada accounted for approximately 1.5% and 1.0%, respectively, of our net sales.

     Our product offerings predominantly consist of optical data storage products and portable magnetic data storage products. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. Our portable magnetic data storage products, which we call our GigaBank(TM) products, consist of compact and portable universal serial bus, or USB, hard disk drives that plug into any standard USB port and that provide from 2.2 gigabytes, or 2,200 megabytes, to up to 100 gigabytes, or 100,000 megabytes, of storage capacity, depending on the user's operating system and other factors. We have designed our GigaBank(TM) products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our data storage products accounted for approximately 99% of our net sales for 2004. We also sell digital entertainment and other products, which accounted for only approximately 1% of our net sales for that period.

     For the years ended December 31, 2004 and 2003, we believe that we achieved the number three and one market shares, respectively, in both unit and dollar sales of "after-market" compact disc rewritable, or CD-RW, drives in North America. "After-market" products are products not built into a PC at the time of its initial purchase. We launched our dual-format recordable DVD drives in July 2003. We believe that we were able to achieve the number two market share in both unit and dollar sales of after-market recordable DVD drives in North America during 2004. We believe that the markets for DVD-based data storage products and for compact and portable magnetic data storage devices, such as our GigaBank(TM) products, will experience significant growth over the next few years and that we are in a position to benefit from this growth in terms of sales and market share.

     We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy, Best Buy Canada, Circuit City, CompUSA, Fred Meyer Stores, Microcenter, Office Depot, RadioShack, Staples, and Target. We sell our products in over 10,000 retail locations throughout North America. Our retailers collectively operate retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall and Tiger Direct.

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

     Our most significant retailers during the past few years have been Best Buy, Circuit City, CompUSA, Office Depot and Staples. Collectively, these five retailers accounted for 80% of our net sales during 2004, including 32%, 17%, 11%, 10% and 10% of our total net sales for that period which were generated from Staples, Circuit City, Best Buy, Office Depot and CompUSA, respectively.

     We market our products primarily under one brand name. Our primary brand name is I/OMagic(R). We also, from time to time, market products under our Hi-Val(R) and Digital Research Technologies(R) brand names. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet different consumer needs.

     We do not directly manufacture any of the products that we sell. We subcontract manufacture or source our products in Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd. BTC and Lung Hwa Electronics also provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a supplier of USB hard disk drives, including some of our GigaBank(TM) products, as well as a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers and suppliers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allows us to utilize more capital resources for other aspects of our business. See "Management," and "Certain Relationships and Related Transactions."

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

INDUSTRY OVERVIEW

     Storing, managing, protecting, retrieving and transferring data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

     o the growth in the number of PCs, and the increase in the number, size and complexity of computer networks and software programs;

     o the emergence and development of new data-intensive activities, such as e-mail, e-commerce, and the increasing availability of products and services over the Internet, together with the rise in bandwidth available to access and download data from over the Internet; and

     o the existence and availability of increasing amounts of digital entertainment data, such as music, movie, photographic, video game and other multi-media data.

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

     Digital entertainment data generally includes music, photographic, movie and video game data. For nearly two decades, music has been offered on CDs as the prevailing standard. In the mid-to-late 1990s, the ability to copy CDs, and to download, remix, and copy or "burn" music to a personalized CD began to gain popularity and made the recordable CD drive, or "CD burner," a desirable component of the PC. With the growth and acceptance of the Internet and the advent of on-line music availability, the demand for on-line music has increased and as a result, the demand for faster and easier data storage and retrieval has grown.

     We believe that the increasing amount of traditional PC and digital entertainment data that is being generated and used is stimulating increased demand for products offering data storage, management, protection, retrieval and transfer. We also believe that those products that offer flexibility and high-capacity storage in a cost-effective, user-friendly manner are in highest demand.

   KEY FACTORS DRIVING GROWTH IN THE DATA STORAGE INDUSTRY

     We believe that the following factors, among others, are driving and will continue to drive growth in the data storage industry:

     o INCREASED DATA-INTENSIVE USE OF THE INTERNET. As individuals and businesses continue to increase their data-intensive use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for the storage, management, protection, retrieval and transfer of data -- especially high-capacity, cost-effective data storage devices -- will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

     o GROWTH IN NEW TYPES OF DATA. The growth in new types of data such as music, photographic, movie, and video game data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC text data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

     o GROWTH IN THE CRITICAL IMPORTANCE OF DATA. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and potentially transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, retrieving and transferring this information has become increasingly important to many businesses.

     o DECREASE IN THE COST OF STORING DATA. The cost of data storage continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

     o CONVERGENCE OF TECHNOLOGIES. Product offerings are beginning to embody the convergence of data storage and digital entertainment playback technologies. For instance, a digital video recorder, or DVR, can operate as the primary tool for storage, management, protection, retrieval and transfer of traditional PC data as well as digital entertainment data such as music, photos, movies, video games and other multi-media.

   TYPES OF DATA STORAGE MEDIA

     The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

     o MAGNETIC. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a "1" or a "0." Indeed, all digital data is comprised of different combinations of "1s" and "0s" regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip(R) disks, magnetic tape and hard disk drives, including compact and portable hard disk drives, such as our GigaBank(TM) products.

     o OPTICAL. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

     o SOLID STATE. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as universal serial bus, or USB, drives which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

   RELATIVE ADVANTAGES AND DISADVANTAGES OF TYPES OF DATA STORAGE MEDIA

     Each of the principal types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

     MAGNETIC MEDIA

     o HARD DISKS. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have high capacity, holding up to approximately 500 gigabytes, or 500,000 megabytes, depending on the user's operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability; however certain hard disk drives, such as our GigaBank(TM) products, allow physical transport of data and drive portability.

     o FLOPPY DISKS. Floppy disks are removable media allowing physical transport of data. External floppy disk drives allow portability of the drive itself. Floppy disks benefit from being "legacy" products with a large existing user base and a low cost per unit for a floppy disk. Relative to other available media, floppy disks have extremely low capacity, holding up to approximately 1.44 megabytes per disk depending on the user's operating system and other factors, and represent a very high cost per megabyte. In addition, floppy disks typically employ older, less efficient storage, management, protection, retrieval and transfer technology, and offer moderate data access times and data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the disk.

     o ZIP(R) DISKS. Zip(R) disks are removable media allowing physical transport of data. External Zip(R) disk drives allow portability of the drive itself. Relative to other available media, Zip(R) disks have moderate capacity, holding up to approximately 750 megabytes per disk depending on the user's operating system and other factors, and represent a moderate cost per megabyte. Zip(R) disks themselves have a moderate cost per unit and offer moderate data access times and data transfer rates. A special Zip(R) drive is required to utilize Zip(R) disk technology and media.

     o MAGNETIC TAPE. Magnetic tape is removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user's operating system and other factors, and represents a moderate cost per megabyte. While magnetic tape itself is not expensive, magnetic tape drives have a high cost per unit. Magnetic tape media typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

     OPTICAL MEDIA

     o COMPACT DISCS. CDs are removable media allowing physical transport of data. External CD drives allow portability of the drive itself. Relative to other available media, CDs have moderate capacity, holding up to approximately 700 megabytes, depending on the user's operating system and other factors, and offer virtually unlimited storage capacity with the use of additional low cost CDs. CDs offer only moderate data access times and data transfer rates as compared to hard disk technologies; however, new technology continues to improve data access times for this media. CDs are also compatible with numerous devices ranging from PCs to CD and DVD players typically found in the home and office. Unlike hard disks, the integrity of data protection and retrieval is not drive-dependent, since a reliability problem with an optical drive will not affect digital data already stored on a CD, and ease of transport allows access to data using another drive if a problem exists with a user's primary drive unit. In addition, unlike magnetic media, use of CDs results in limited or no degradation of the CD itself.

     o DIGITAL VIDEO OR DIGITAL VERSATILE DISCS. The relative advantages and disadvantages of DVD drives and media are generally the same as for CD drives and media. However, as compared to other available media, DVDs are moderate to high capacity, holding up to approximately 4.3 gigabytes, or 4,300 megabytes, on a single-layer DVD drive and up to
          8.5 gigabytes, or 8,500 megabytes, on a double-layer DVD drive, depending on the user's operating system and other factors.

     SOLID STATE MEDIA

     o FLASH MEMORY CHIPS. Flash memory chips are generally not removable media. Typically, flash memory chips are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips have moderate capacity, holding up to approximately 2 gigabyte, or 2,000 megabytes, depending on the user's operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory chips are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but require another device or medium for data back-up purposes.

     o FLASH MEMORY CARDS. The relative advantages and disadvantages of flash memory cards are generally the same as for flash memory chips. However, flash memory cards are removable media allowing physical transport of data.

   INDUSTRY CHALLENGES AND TRENDS

     We believe that the challenges currently facing the data storage industry include:

     o NEED FOR HIGH-CAPACITY, COST-EFFECTIVE AND FLEXIBLE MEDIA AND RELATED DATA STORAGE DEVICES. We believe that, as a result of the rapid growth in data and in new applications requiring or using high data-content movies, photos, music and games and other multi-media content, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and data storage devices. To meet this need, the data storage industry has shifted its product offerings to DVD-based technologies as well as to compact and portable hard disk drives such as our GigaBank(TM) products.

     o NEED TO IDENTIFY AND SATISFY CONSUMER DEMANDS AND PREFERENCES. The data storage industry is characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that, to be successful, companies in this industry must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage products to provide higher levels of performance and functionality than existing products.

     We believe that trends in the data storage industry include the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD-based media and devices. We believe that unit sales of recordable CD drives in the North American retail marketplace declined to approximately 1.5 million in 2004 from approximately 3.5 million in 2003, while unit sales of recordable DVD drives grew to approximately 2.2 million in 2004 from approximately 1.1 million in 2003. This decline in unit sales of recordable CD drives represents a 57% decrease in 2004 from 2003 and the growth in unit sales of recordable DVD drives represents in excess of a 100% increase in 2004 from 2003.

     Another trend in the data storage industry is the progression toward smaller, more portable hard disk drives such as our GigaBank(TM) products.

     Developing trends in the data storage industry include the early adoption of super-high-capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. Blu-ray DVD technology is expected to expand DVD capacity up to tenfold and is expected to allow, for the first time in a device widely available to consumers, the storage and retrieval of high definition videos and images for playback on high-definition DVD players and compatible televisions and monitors. A competing new technology also exists called High-definition DVD, or HD-DVD. The storage capacity of HD-DVD is limited to approximately 60% of a Blu-ray DVD. Proponents of HD-DVD technology contend, however, that it has less compatibility problems with existing DVD technology as compared to Blu-ray DVD technology and that data compression software reduces the importance of the greater storage capacity offered by Blu-ray DVD technology.

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

THE I/OMAGIC SOLUTION

     We sell optical and magnetic data storage products in the North American retail marketplace. We believe that we possess a combination of core competencies that provide us with a competitive advantage, including the ability to successfully identify consumer needs and preferences, use our sales and distribution channels to sell new and enhanced products, efficiently bring to market newly developed products and enhanced products, efficiently manage our product supply chain, and use our brands and merchandising efforts to market and sell data storage products. In addition, we sell digital entertainment and other products in the North American retail marketplace.

     Successfully executing our core competencies yields substantial benefits including the ability to:

     o rapidly bring both new and enhanced products to market in a cost-effective manner;

     o offer high-value products which combine performance, functionality and reliability at competitive prices; and

     o establish and maintain a large market presence for our core data storage product offerings resulting in significant market share.

     We work closely with our retailers to promote our products, monitor consumer demands and preferences and stay at the forefront of the market for data storage products. We also work closely with our subcontract manufacturers and suppliers and benefit from their substantial research and development resources and economies of scale. As a result of working with our retailers, subcontract manufacturers and suppliers, we are able to rapidly bring new and enhanced data storage products to market in a cost-effective manner.

     The market intelligence we gain through consultation with our retailers, subcontract manufacturers and suppliers enables us to deliver products that combine performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers and suppliers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

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

     As a result of our access to a large retail network, we believe that we have established and will maintain a large market presence for our core data storage product offerings, resulting in significant market share. We believe that in 2004 and 2003 we achieved the number three and number one market shares, respectively, in both unit and dollar sales of CD-RW drives in North America. We believe that the data storage industry is shifting from CD-based products to DVD-based products. As a result, we launched our dual-format recordable DVD drives in July 2003. We believe that in 2004 and 2003 we achieved the number two and number four market shares, respectively, in both unit and dollar sales of recordable DVD drives in North America.

     Historically, we focused on optical data storage products, such as CD and DVD drives. We continue to focus on optical data storage products but also focus on a line of portable magnetic data storage products, called our GigaBank(TM) products, which are compact and portable universal serial bus, or USB, hard disk drives that plug into any standard USB port, to respond to the demands and preferences of the data storage marketplace. We believe that the market for data storage products, especially "after-market" devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives as well as to compact and portable hard disk drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data. However, since late 2004, we have also focused on our GigaBank(TM) products as a cost-effective portable alternative to flash media devices and standard hard disk drives.

     We believe that our focus on optical data storage products and our GigaBank(TM) products is also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well-complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience, together with a related drive unit, is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices. In addition, for greater storage capacity and portability at cost-effective prices, we offer our GigaBank(TM) products.

OUR STRATEGY

     Our primary goal is to remain a leading provider of optical data storage products and to expand our market share of portable magnetic data storage products. Our business strategy to achieve this goal includes the following elements:

     o CONTINUE TO DEVELOP AND SOLIDIFY OUR NORTH AMERICAN RETAIL NETWORK. We have developed, and plan to continue to develop and solidify, close working relationships with leading North American computer, consumer electronic and office supply superstores and other retailers. These retailers carry many of the products that we sell. As we offer both new and enhanced data storage, digital entertainment and other products, we intend to continue to utilize our existing relationships with these retailers to offer and sell these products to consumers.

     o CONTINUE TO DEVELOP AND EXPAND OUR STRATEGIC SUBCONTRACT AND SUPPLY RELATIONSHIPS. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers, such as Behavior Tech Computer Corp. and Lung Hwa Electronics Co, Ltd. in Asia. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers' and suppliers' continued development of new and improved data storage, digital entertainment and other products. Some of these relationships are particularly strong because some of our subcontract manufacturers and suppliers are also our stockholders. We plan to continue to develop and explore other subcontract manufacturer and supplier relationships as well. By continuing to subcontract manufacture and source our products, we intend to continue to increase our operating leverage by delivering products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

     o CONTINUE TO DEVELOP AND OFFER HIGH VALUE PRODUCTS. We intend to continue to work in conjunction with our retailers, subcontract manufacturers and suppliers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our target consumers seek high value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. We believe that our core competencies such as our ability to efficiently bring to market newly developed products and enhanced products and to efficiently manage our product supply chain will enable us to enhance our products and offer new products in a cost-effective and timely manner. We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to higher-priced products offered by some of our competitors.

     o EXPAND INTO NEW SALES CHANNELS. We plan to expand our market penetration beyond our existing retailers into new sales channels to include corporate and government procurers, value-added resellers and value-added distributors. In addition, through our company websites located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com, we plan to increase sales of our products over the Internet by continuing to offer select products for direct purchase by consumers, conduct special promotions and offer downloads to existing and potential purchasers of our products.

     o MARKET PRODUCTS TO OUR EXISTING CONSUMER BASE. We intend to market new, enhanced and current products to existing purchasers of our products. We also believe that existing users of our products can be an important source of referrals for potential new purchasers of our products.

OUR PRODUCTS

     We have two primary data storage product categories: our optical data storage product category and our portable magnetic data storage product category. Our optical data storage products consist of a range CD and DVD drives that store traditional PC data as well as music, photos, movies, games and other multi-media. These products are designed principally for general data storage purposes. Our portable magnetic data storage products consist of a range of hard disk drives that we call our GigaBank(TM) products.

   OUR OPTICAL DATA STORAGE PRODUCTS

     Our optical data storage products are based on one or more of the following technology formats which allow the storage, management, protection, retrieval and transfer of data:

TECHNOLOGY         MEANING                                         DATA STORAGE AND RETRIEVAL CAPABILITY(1)
----------         -------                                         ----------------------------------------
CD-ROM             Compact Disc-Read Only Memory                   Retrieval only

CD-R               Compact Disc-Recordable                         Retrieval and single-session storage

CD-RW              Compact Disc-Rewritable                         Retrieval and multi-session storage

DVD-ROM            Digital Video Disc-Read Only Memory             Retrieval only

DVD-R or           Digital Video Disc-Recordable                   Retrieval and single-session storage
DVD+R

DVD-RW or          Digital Video Disc-Rewritable                   Retrieval and multi-session storage and backward
DVD+RW                                                             compatibility with CDs

DVD+/-RW+/-R       Dual Format Digital Video Disc-Rewritable       Retrieval and multi-session storage and backward
                   and Recordable                                  compatibility with CDs and DVD-Rs

CD-RW+DVD          Compact Disc-Rewritable DVD                     Retrieval and multi-session storage and backward
                                                                   compatibility with CDs and DVD-ROMs

------------

(1) Single-session storage media and devices allow storage on a disc only a single time, whereas multi-session storage media and devices allow repeated storage, erasure and re-storage of data. Backward compatible devices permit the use of media based on older technology in devices employing newer technology, such as DVD-based devices which permit the use of CD media.

     Many of the technologies identified in the table above are competing formats. We seek to deliver optical data storage products that enable the storage, management, protection, retrieval and transfer of data to and from all major formats to satisfy the needs of consumers regardless of their choice of format. Because certain formats ultimately may be rejected or disfavored by the marketplace, we do not base our products on a single format or on a small number of formats. We seek to offer products that are cross-compatible over numerous formats to offer the most comprehensive solution available to the broadest range of consumers.

     Our optical data storage products currently include:

     o Internal and external optical data storage drives based on the following technologies: CD-ROM, CD-RW, DVD-ROM, DVD+R, DVD+RW, DVD+/-RW+/-R or CD-RW+DVD;

     o External CD-RW and DVD+RW drives that integrate a recordable drive and a built-in seven-in-one, or 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our MediaStation devices; our 7-n-1 digital media card reader supports seven different types of solid state memory devices: CompactFlash, Microdrives(R), Multimedia Card, Secure Digital, Memory Stick, Memory Stick Pro and SmartMedia;

     o Internal dual format DVD recordable drives that integrate a recordable drive and a built-in 7-n-1 digital media card reader; and

     o Disc duplicator systems that are stand-alone units that do not require a computer connection and that copy information from a source disc, such as a CD or DVD, to a compatible target disc.

     We also offer optical data storage products that use double-layer DVD technology, which doubles DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, depending on the user's operating system and other factors. We plan to continue our efforts to enhance our optical data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

     We believe that sales of recordable CD drives in the North American retail marketplace declined to approximately $95 million in 2004 from approximately $266 million in 2003. This decline represents a 64% decrease in sales in 2004 from 2003. However, this decline was partially offset by the growth in recordable DVD drives. We also believe that sales of recordable DVD drives in the North American retail marketplace increased to approximately $297 million in 2004 from approximately $235 million in 2003. This growth represents a 26% increase in sales in 2004 from 2003. In addition, we believe that unit sales of DVD recordable drives increased to approximately 2.2 million units in 2004 from approximately 1.0 million units in 2003. This growth represents in excess of a 100% increase in unit sales in 2004 from 2003.

   OUR PORTABLE MAGNETIC DATA STORAGE PRODUCTS

     Our existing and planned portable magnetic data storage products currently include.

     o GigaBank(TM) USB hard disk drives with dimensions measuring 2.0"W x 2.5"L x 0.5"D that provide from up to 2.2 gigabytes, or 2,200 megabytes, to up to 8.0 gigabytes, or 8,000 megabytes, of storage capacity, depending on the user's operating system and other factors;

     o GigaBank(TM)ELITE USB hard disk drives with dimensions measuring 2.75"W x 4.5"L x 0.625"D that provide from up to 40 gigabytes, or 40,000 megabytes, to up to 80 gigabytes, or 80,000 megabytes, of storage capacity, depending on the user's operating system and other factors; and

     o GigaBank(TM)PREMIER USB hard disk drives with dimensions measuring 3.5"W x 5.75"L x 1.0"D that provide from up to 80 gigabytes, or 80,000 megabytes, to up to 120 gigabytes, or 120,000 megabytes, of storage capacity, depending on the user's operating system and other factors.

     The growth in the availability of digital data, such as movie, photographic and music data has generated new data storage applications and created significant demand for portable data storage devices. The typical portable data storage device is compact, often small enough to fit in a pocket, consumes low power, is durable, re-writable and is versatile due to its ease of operation. In addition, most of these portable data storage devices do not require a separate power source other than through a standard USB port. USB portable storage devices, such as USB flash drives and compact USB hard disk drives, that compete with our CD- and DVD-based data storage products were introduced in late 2002 and sales of these devices have continued to represent an increased share of the market for data storage products. In the third quarter of 2004, we began selling our GigaBank(TM) products, which are compact and portable external hard disk drives with a built-in USB connector.

     Our GigaBank(TM) products are designed to provide cost-effective portable alternatives to flash media devices and standard hard disk drives. We believe that our GigaBank(TM) line of products represents a substantial opportunity for sales growth. We also believe that sales of our GigaBank(TM) products will, over the next twelve months, grow as a percentage of our net sales.

   OUR DIGITAL ENTERTAINMENT AND OTHER PRODUCTS

     Our digital entertainment and other products currently include:

     o External floppy disk drives that integrate a floppy disk drive and a built-in 7-n-1, digital media card reader with a proprietary external casing that features a three-way adjustable lighting system allowing the user to adjust the lighting to blue, red or purple, which we call our DataStation devices;

     o    Case enclosures for external or portable data storage drives;

     o Our Digital Photo Library(TM) system, which consists of 20 gigabyte palm-sized portable external hard disk drives with built-in 7-n-1 media card readers that facilitate the convenient storage of high-resolution digital music, photos and movies and other data files, enabling the transfer of these files from a flash memory card to a hard disk drive and eliminating the need for purchasing multiple, less cost-effective flash memory cards; and

     o Do-it-yourself digital photo accessories such as our EasyPrint(TM) line of products that allow users to create personalized photo frames, key chains, magnets and pocket-sized photo albums from their own digital photos using our proprietary photo-enhancing and printing software.

     We believe that the markets for digital entertainment and other consumer electronics and peripheral products are expanding. We intend to continue to monitor these markets and develop and sell digital entertainment and other consumer electronics and peripheral products as we are able to identify products that we believe we can sell competitively. Currently, our digital entertainment and other consumer electronics and peripheral products represent only a minor product category. These products accounted for only approximately 1% of our net sales during 2004 and approximately 6% of our net sales during 2003.

   PRODUCT WARRANTIES

     Our products are subject to limited warranties of up to one year in duration. These warranties cover only repair or replacement of the product. Our subcontract manufacturers and suppliers provide us with warranties of a duration at least as long as the warranties provided to consumers. The warranties provided by our subcontract manufacturers and suppliers cover repair or replacement of the product.

PRODUCT OFFERINGS

     Our product offerings are primarily directed toward satisfying the demands of the North American retail marketplace for data storage products. We also sell digital entertainment and other products in the North American retail marketplace. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

     o ENHANCEMENT OF EXISTING PRODUCTS. We seek to offer products with increased performance and expanded functionality to satisfy existing and emerging consumer demands and preferences. Our enhanced product offerings are directed toward, among other things, offering increased data storage and retrieval speeds, and enhanced user-friendliness and ease of product installation. These product offerings are also focused on products with reduced manufacturing costs to enable us to maintain and improve gross margins while continuing to offer high-value products to consumers.

     o DEVELOPMENT OF NEW PRODUCTS. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of formats. These offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage marketplace such as high-capacity, cost-effective, flexible and portable data storage, management, protection, retrieval and transfer.

     Our retailers, subcontract manufacturers and our suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers, subcontract manufacturers and our suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

     Many of our retailers are among the largest computer, consumer electronics and office supply retailers in North America. Over the past three years, our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax, RadioShack and Staples. Through their close contact with the marketplace for data storage products, our retailers are able to provide us with important information about consumer demands and preferences.

     Many of our subcontract manufacturers and suppliers have substantial product development resources and facilities in Asia, and are among the major component manufacturers and suppliers in their product categories. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including BTC and Lung Hwa Electronics. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a supplier of USB hard disk drives, including some of our GigaBank(TM) products, as well as a major manufacturer of digital entertainment products. These subcontract manufacturers and suppliers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

     Our Irvine, California headquarters houses a product development team that coordinates and manages the subcontract logistics and product development efforts of our subcontract manufacturers and suppliers in Asia. At our Irvine facility, we also develop user manuals, product packaging and marketing literature as well as installation guides and supplemental materials, including software and hardware designed to permit user-friendly product installation.

     We do not have a traditional research and development program. Instead, we work closely with our retailers, subcontract manufacturers and suppliers and conduct various other activities in connection with the enhancement of our existing products and the offering of new products. We have not, in any reporting period, made any material expenditures on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Our efforts are largely directed at the evaluation of new products and enhancements to existing products rather than the actual development of new products or product enhancements.

     Our representatives meet frequently with our subcontract manufacturers, suppliers and our retailers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our subcontract manufacturers, suppliers and our retailers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers and suppliers, and offered by us and in turn by our retailers largely on the basis of market research and trends identified in the data storage, digital entertainment and computer peripheral industries. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

     We believe that these activities assist us in attempting to achieve our goal of being among the first-to-market with new and enhanced product offerings based on established technologies.

OPERATIONS

     We do not directly manufacture any of the products that we sell. We subcontract manufacture or source our data storage, digital entertainment and other products. We believe that by outsourcing the manufacturing of our products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

     o LOWER OVERHEAD COSTS. By subcontract manufacturing or sourcing our products we believe that we benefit from lower overhead costs resulting from the elimination of capital expenditures related to owning and operating manufacturing facilities, such as expenditures related to acquiring a manufacturing plant, property and equipment, and staffing, as well as the ongoing cash requirements to fund such an operation.

     o ECONOMIES OF SCALE. By subcontract manufacturing or sourcing our products with some of the largest production facilities available in the industry, we believe that we benefit from our subcontract manufacturers' and suppliers' economies of scale, which enable us to keep unit production costs low, our supply chain management efficient and our expansion or contraction of product orders flexible in response to changing consumer demands and preferences.

     o ENGINEERING AND MANUFACTURING RESOURCES. By subcontract manufacturing our products we believe that we benefit from our subcontract manufacturers' substantial engineering and manufacturing resources, which aid us in offering new and enhanced products and enable us to rapidly bring them to market in a cost-effective manner.

     o DIVERSIFICATION OF MANUFACTURING RISKS. By subcontract manufacturing to, or sourcing our products from, a group of manufacturers or suppliers, we believe that we are able to diversify the risks associated with employing a single manufacturer or supplier. We also believe that we are potentially able to expand our opportunities with respect to new products as they arise by virtue of the varying expertise of those manufacturers and suppliers.

     o REDUCTION OF POTENTIAL LIABILITIES. By subcontract manufacturing or sourcing our products we believe that we reduce potential significant liabilities associated with direct product manufacturing, including environmental liabilities and liabilities resulting from warranty claims. We believe that the reduction in potential liabilities decreases our business risks and results in tangible economic benefits such as cost savings related to insurance and the operation of compliance programs.

     We believe that the relatively low overhead costs resulting from subcontract manufacturing or sourcing the products we offer for sale, the economies of scale of our subcontract manufacturers and suppliers, and the engineering and manufacturing resources of our subcontract manufacturers enable us to offer products combining high levels of performance, functionality and reliability at prices competitive with other leading products offered in the marketplace.

     We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our packaging, storage and distribution facility in Irvine. These products are then packaged and shipped by us either directly to retail locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers.

   QUALITY CONTROL

     Our primary subcontract manufacturers and suppliers are among the major computer and electronic component manufacturers and suppliers in Asia who we believe have rigorous quality control and shipping guidelines. We regularly inspect and test product samples, periodically tour our subcontract manufacturing and supply facilities, monitor defective product returns and test defective products.

SALES AND MARKETING

     We believe that during 2004 and 2003 we ranked as number three and number one, respectively, in unit and dollar sales of CD-RW drives in the North American retail marketplace, competing against companies such as Memorex, Sony and TDK. Our goal is to achieve and maintain a similar ranking for our DVD-based products and our GigaBank(TM) products.

     We primarily sell our products through retailers who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores. In addition, we sell our products through Internet retailers and mail order catalogs.

     Our North American retailers include Best Buy, Best Buy Canada, Circuit City, CompUSA, Fred Meyer Stores, Microcenter, Office Depot, RadioShack, Staples, and Target. We also have relationships with other retailers and with catalog companies and Internet retailers such as Buy.com, Dell, PC Mall and Tiger Direct.

     We cooperate with our retailers to promote our products and brand names. We participate in co-sponsored events with our retailers and industry trade shows such as CES(R) and RetailVision(R). We participate in these events and trade shows in order to develop new relationships with potential retailers and maintain close relationships with our existing retailers. We also fund co-operative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives and develop and procure certain products as requested by our retailers. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close working relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

     We maintain a large database containing information regarding many end-users of our products. Through a targeted, direct marketing strategy, we intend to offer these end-users other products to establish repeat end-user customers, increase our product sales and promote brand loyalty.

     We plan to expand our market penetration beyond traditional and Internet retailers to include corporate and government procurers, value-added resellers and value-added distributors. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads on our company websites to existing and potential end-user customers. Our websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com.

COMPETITION

     We operate primarily in the highly-competitive data storage industry. We believe that our data storage products compete with other types of data storage devices such as internal, external and portable hard disk drives, magnetic tape drives, floppy disk drives and flash memory devices, as well as internal and external optical data storage products offered by other companies.

     Companies that offer products similar to our optical data storage products include BenQ, Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony and TDK. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our portable magnetic data storage products include PNY Technologies, Sony, Seagate Technology and Western Digital.

     We believe that our ability to compete in the data storage industry depends on many factors, including the following:

     o PRODUCT VALUE. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading products offered in the marketplace. We focus on offering these high value products by positioning them as affordable alternatives to products offered by leading brands such as Hewlett-Packard, Memorex, TDK and Sony.

     o MARKET PENETRATION. Market penetration and brand recognition are critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as large computer, consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company's products and the amount of shelf-space allocated to those products. We believe that our broad-based, high value product offerings, our retailer support, our consumer support and our cooperative marketing and other promotional efforts promote close working relationships with our retailers and improve our ability to obtain critical shelf-space which enables us to establish, maintain and increase market penetration.

     o PRODUCT ENHANCEMENT AND DEVELOPMENT AND TIME-TO-MARKET. Enhancement of our existing products, development of new products and rapid time-to-market to satisfy evolving consumer demands and preferences are key elements of our ability to compete. Consumers continuously demand higher levels of performance and functionality in data storage products. We attempt to compete successfully by bringing products with higher levels of performance and functionality rapidly to market to satisfy changing consumer demands and preferences. We believe that the research and development efforts and economies of scale of our major subcontract manufacturers and suppliers enable us to rapidly introduce enhanced products and new products offering higher levels of performance and functionality. Our products are often among the first-to-market with new features and technology to be made widely available to consumers.

INTELLECTUAL PROPERTY

     We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic(R), Hi-Val(R) and Digital Research Technologies(R) are our registered trademarks. We also sell products under various product names such as MediaStation, DataStation, Digital Photo Library(TM), EasyPrint(TM) and GigaBank(TM). As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

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

EMPLOYEES

     As of May 12, 2005, we had approximately 53 full-time employees and one part-time employee. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

   HORWITZ AND BEAM

     On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for September 12, 2005. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

   MAGNEQUENCH INTERNATIONAL, INC.

     On March 15, 2004, Magnequench International, Inc., or plaintiff, filed an Amended Complaint for Patent Infringement in the United States District Court of the District of Delaware against, among others, I/OMagic, Sony Corp., Acer Inc., Asustek Computer, Inc., Iomega Corporation, LG Electronics, Inc., Lite-On Technology Corporation and Memorex Products, Inc., or defendants. The complaint seeks to permanently enjoin defendants from, among other things, selling products that allegedly infringe one or more claims of plaintiff's patents. The complaint also seeks damages of an unspecified amount, and treble damages based on defendants' alleged willful infringement. In addition, the complaint seeks reimbursement of plaintiff's costs as well as reasonable attorney's fees, and a recall of all existing products of defendants that infringe one or more claims of plaintiff's patents that are within the control of defendants or their wholesalers and retailers. Finally, the complaint seeks destruction (or reconfiguration to non-infringing embodiments) of all existing products in the possession of defendants that infringe one or more claims of plaintiff's patents. On March 9, 2005, we entered into a Settlement Agreement with Magnequench International, Inc., releasing all claims against us in exchange for certain information and covenants by us, including disclosure of identities of certain of our suppliers of alleged infringing products, a covenant to provide sample products for testing purposes and a covenant to not source products from suppliers of alleged infringing products, provided that, among other limitations, another supplier makes those products available to us in sufficient quantities. A dismissal of the case was filed with the court on April 15, 2005.

   OFFICEMAX NORTH AMERICA, INC.

     On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against I/OMagic. The complaint seeks declaratory relief regarding whether plaintiff is still obligated to us under certain previous agreements between the parties. The complaint also seeks plaintiff's costs as well as reasonable attorneys' fees. The complaint arises out of our contentions that plaintiff is still obligated to us under an agreement entered into in May 2001 and plaintiff's contention that it has been released from such obligation. As of the date of this report, we have not filed a response. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2004 annual meeting of stockholders on December 21, 2004. As of the close of business on November 22, 2004, the record date for the meeting, we had outstanding 4,529,672 shares of common stock. A total of 2,449,638 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum. At the meeting, the following three proposals were presented and voted on:

     (1) to elect the following five directors: Tony Shahbaz, Anthony Andrews, Steel Su, Daniel Hou and Daniel Yao.

     o All nominees were re-elected by a vote of 2,448,372 shares "for" and 1,266 shares "withheld."

     (2) to ratify the selection of Singer Lewak Greenbaum & Goldstein LLP as our independent certified public accountants to audit our financial statements for the year ending December 31, 2004:

     o This proposal was approved by a vote of 2,449,618 shares "for" and 20 shares "against" with no abstentions.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                        PRICE RANGE
                                                        -----------
                                                    LOW             HIGH
                                                    ---             ----
2003:
First Quarter (January 1 - March 31).........    $    3.00       $   10.00
Second Quarter (April 1 - June 30)...........         3.50           11.00
Third Quarter (July 1 - September 30)........         4.98            7.99
Fourth Quarter (October 1 - December 31).....         3.50            7.00

2004:
First Quarter................................    $    4.20       $    3.00
Second Quarter...............................         4.50            3.45
Third Quarter................................         4.45            3.50
Fourth Quarter...............................         3.60            3.00

   SECURITY HOLDERS

     As of May 12, 2005, we had 4,529,672 shares of common stock outstanding held of record by approximately 70 shareholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

   DIVIDENDS

     We have not paid dividends on our common stock to date. Our line of credit with GMAC Commercial Finance prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

   RECENT SALES OF UNREGISTERED SECURITIES

     In March 2004, we issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on September 9, 2005.

     In March 2004, we issued warrants to purchase 10,000 shares of common stock at an exercise price of $6.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on September 9, 2005.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those statements beginning on page F-1 of this report, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data with respect to the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified in their entirety by reference to, our audited financial statements not included in this report. The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                       2004             2003             2002             2001             2000
                                                       ----             ----             ----             ----             ----
                                                                   (AS RESTATED)    (AS RESTATED)    (AS RESTATED)    (AS RESTATED)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales .....................................   $  44,396,551    $  63,587,454    $  80,952,712    $  68,112,311    $  61,048,101
Cost of sales .................................      41,418,750       54,643,371       73,564,456       61,951,641       53,126,489
                                                  -------------    -------------    -------------    -------------    -------------
Gross profit ..................................       2,977,801        8,944,083        7,388,256        6,160,670        7,921,612
Operating expenses ............................      10,881,017        9,236,912       10,022,445       10,180,839       10,126,111
                                                  -------------    -------------    -------------    -------------    -------------
Income (loss) from operations .................      (7,903,216)        (292,829)      (2,634,189)      (4,020,169)      (2,204,499)
Total other expense ...........................        (151,116)        (194,337)      (5,525,033)        (376,431)      (4,963,286)
                                                  -------------    -------------    -------------    -------------    -------------
Loss from operations before income taxes ......      (8,054,332)        (487,166)      (8,159,222)      (4,396,600)      (7,167,785)
Income tax (benefit) expense ..................           2,532          (27,148)         685,372          981,266         (999,600)
                                                  =============    =============    =============    =============    =============
Net loss ......................................   $  (8,056,864)   $    (460,018)   $  (8,844,594)   $  (5,377,866)   $  (6,168,185)
                                                  =============    =============    =============    =============    =============
Basic loss per share ..........................   $       (1.78)   $       (0.10)   $       (1.95)   $       (1.19)   $       (2.35)
                                                  =============    =============    =============    =============    =============
Diluted loss per share ........................   $       (1.78)   $       (0.10)   $       (1.95)   $       (1.19)   $       (2.35)
                                                  =============    =============    =============    =============    =============
Weighted-average shares outstanding, basic ....       4,529,672        4,529,672        4,528,894        4,528,341        2,629,894
                                                  =============    =============    =============    =============    =============
Weighted-average shares outstanding, diluted ..       4,529,672        4,529,672        4,528,894        4,528,341        2,629,894
                                                  =============    =============    =============    =============    =============
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .....................   $   3,587,807    $   4,005,705    $   5,138,111    $   4,423,623    $   3,502,546
Working capital ...............................       7,527,474       11,051,270       11,524,146       19,272,671       22,402,110
Total assets ..................................      27,466,743       40,112,792       41,757,969       54,925,501       53,098,438
Stockholders' equity ..........................       8,361,967       16,418,832       16,962,536       17,848,830       23,222,971
Redeemable convertible preferred stock ........   $          --    $          --    $          --    $   9,000,000    $   9,000,000
                                                  =============    =============    =============    =============    =============

     No cash dividends on our common stock were declared during any of the periods presented above.

     Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of the assets of Hi-Val, Inc. and Digital Research Technologies. Each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were significantly affected by our acquisition of IOM Holdings, Inc. in December 2000. IOM Holdings, Inc. acquired the assets of Hi-Val, Inc. in March 2000 and the assets of Digital Research Technologies in November 2000. In addition, certain years were affected by management's decisions regarding income tax expense or benefit.

     The financial data for 2000 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $13.8 million, or 22.7%, of our total net sales for 2000, and an increase in net loss of $4.0 million. Our I/OMagic(R)-branded products contributed $47.0 million, or 77.3%, of our total net sales for 2000. We also recorded an income tax benefit of $1.0 million relating to deferred tax assets. We have restated, among other items, our net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share and stockholders' equity for 2000. Our net sales were previously reported as $60,805,437 and have been increased by $242,664 to $61,048,101. Our gross profit was previously reported as $7,678,948 and has been increased by $242,664 to $7,921,612. Our net loss was previously reported as $6,410,849 and has been reduced by $242,664 to $6,168,185. Our basic and diluted loss per common share was previously reported as $2.44 and has been reduced by $0.09 to $2.35. Our stockholders' equity was previously reported as $22,659,571 and has been increased by $563,400 to $23,222,971. See our consolidated financial statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     The financial data for 2001 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $41.5 million, or 61.0%, of our total net sales for 2001, and $2.5 million of gross margin. Our I/OMagic(R)-branded products contributed $26.6 million, or 39.0%, of our total net sales for 2001, and $3.6 million of gross margin. We increased our inventory reserve by $400,000 and recorded a reserve against $851,000 in accounts receivable relating to accounts receivable acquired as part of the acquisition of the assets of Hi-Val, Inc. In addition, we also amortized $1.9 million of the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks. In aggregate, we had $3.2 million in acquisition-related reserves and expenses during 2001. We have restated, among other items, our net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share and stockholders' equity for 2001. Our net sales were previously reported as $67,788,959 and have been increased by $323,352 to $68,112,311. Our gross profit was previously reported as $5,012,625 and has been increased by $1,148,045 to $6,160,670. Our net loss was previously reported as $5,547,645 and has been decreased by $169,779 to $5,377,866. Our basic and diluted loss per common share was previously reported as $1.23 and has been decreased by $0.04 to $1.19. Our stockholders' equity was previously reported as $17,115,651 and has been increased by $733,179 to $17,848,830. See our consolidated financial statements
- "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     The financial data for 2002 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $45.4 million, or 56.1%, of our total net sales for 2002, and $2.5 million of gross margin. Our I/OMagic(R)-branded products contributed $35.5 million, or 43.9%, of our total net sales for 2002, and $4.9 million of gross margin. We increased our inventory reserve by $2.1 million and recorded a reserve against $1.3 million in accounts receivable primarily related to accounts receivable acquired as part of the acquisition of IOM Holdings, Inc. We also amortized $916,000 of the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks and recorded a reserve against $1.7 million in deferred tax assets. In addition, we incurred $5.2 million for acquisition-related legal settlement costs and related legal fees. See "Business - Legal Proceedings" and our consolidated financial statements - "Note 12 - Commitments and Contingencies" included elsewhere in this report. In the aggregate, in 2002 we had $11.2 million in acquisition-related reserves and expenses or that otherwise resulted from one-time events during 2002. We have restated, among other items, our net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share and stockholders' equity for 2002. Our net sales were previously reported as $83,529,708 and have been reduced by $2,576,996 to $80,952,712. Our gross profit was previously reported as $8,863,885 and has been reduced by $1,475,629 to $7,388,256. Our net loss was previously reported as $8,347,231 and has been increased by $497,363 to $8,844,594. Our basic and diluted loss per common share was previously reported as $1.84 and has been increased by $0.11 to $1.95. Our stockholders' equity was previously reported as $16,726,720 and has been increased by $235,816 to $16,962,536. See our consolidated financial statements
- "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     The financial data for 2003 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $24.7 million, or 38.8%, of our total net sales for 2003, and $3.3 million of gross margin. Our I/OMagic(R)-branded products contributed $38.9 million, or 61.2%, of our total net sales for 2003, and $5.7 million of gross margin. We recorded a reserve against $1.5 million in accounts receivable primarily related to accounts receivable acquired as part of the acquisition of IOM Holdings, Inc., and we amortized $579,000 of the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks, for an aggregate of $2.1 million in acquisition-related reserves and expenses during 2003. We have restated, among other items, our net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share and stockholders' equity for 2003. Our net sales were previously reported as $62,222,513 and have been increased by $1,364,941 to $63,587,454. Our gross profit was previously reported as $9,138,784 and has been reduced by $194,701 to $8,944,083. Our net loss was previously reported as $265,317 and has been increased by $194,701 to $460,018. Our basic and diluted loss per common share was previously reported as $0.06 and has been increased by $0.04 to $0.10. Our stockholders' equity was previously reported as $16,377,717 and has been increased by $41,115 to $16,418,832. See our consolidated financial statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     The financial data for 2004 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $7.5 million, or 16.9%, of our total net sales for 2004, and $705,000 of gross margin. Our I/OMagic(R)-branded products contributed $36.9 million, or 83.1%, of our total net sales for 2004, and $2.3 million of gross margin. We amortized $579,000 of the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks and we recorded an impairment of the Hi-Val(R) and Digital Research Technologies(R) trademarks of $3.7 million to reduce the net book value to $500,000 based on a valuation conducted by an independent third party as of year end 2004, for an aggregate of $4.3 million in acquisition-related expenses during 2004.

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

OVERVIEW

     We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products which we call our GigaBank(TM) products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2004 and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2004.

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

     We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 10,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic(R), however, from time to time, we also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names.

     Our net sales declined by $19.2 million, or 30.2%, to $44.4 million in 2004 from $63.6 million in 2003 and our net loss increased by $7.6 million, or 1,652%, to $8.1 million in 2004 from $460,000 in 2003. We believe that this significant decline in our operating results is due, in large part, to the following factors:

     o DECREASED SALES. As discussed further below, we believe that our substantial decline in net sales in 2004 as compared to 2003 was primarily due to the following factors:

          o the rapid and continued decline in sales of our CD-based products;

          o slower than anticipated growth in sales of our DVD-based products; and

          o sales to Best Buy, our largest customer in 2003 and 2002, declined substantially in 2004 due to the expanded operation of private label programs, and we did not sell any products to OfficeMax in 2004 as compared to substantial sales of products to OfficeMax in 2003.

     o DECREASED GROSS MARGINS. Our gross margins declined by 52.5% to 6.7% in 2004 as compared to gross margins of 14.1% in 2003. This decline was primarily due to an increase in our reserve for slow-moving and obsolete inventory to $2.0 million in 2004 from $125,000 in 2003.

     o IMPAIRMENT OF TRADEMARKS. In 2004, we recorded an impairment of our Hi-Val(R) and Digital Research Technologies(R) trademarks in the amount of $3.7 million after determining their value to be significantly impaired. Sales of Hi-Val(R)- and Digital Research Technologies(R)-branded products declined by $16.4 million, or 68.0%, to $7.6 million in 2004 from $24.8 million in 2003. In addition, we reduced our forecasts for sales of Hi-Val(R)- and Digital Research Technologies(R)-branded products in future years.

     We believe that the significant decline in our net sales during 2004 as compared to 2003 resulted in part from the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 76.1% to $7.1 million in 2004 from $29.7 million in 2003. Sales of our recordable DVD-based products increased by 50.0% to $29.4 million in 2004 from $19.6 million in 2003. These results suggest that our sales of recordable CD-based products declined by $22.6 million in 2004 as compared to

2003, which decline was only partially offset by an increase in sales of our recordable DVD-based products by $9.8 million for the same periods, resulting in an overall decline of sales of our recordable optical data storage products of $12.8 million in 2004 as compared to 2003.

     Also, an industry-wide decline in CD-based product sales occurred more rapidly than the industry-wide increase in sales of DVD-based data storage products. We believe that lower than expected demand for DVD-based products resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products was extremely competitive during 2004 and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry.

     Two additional factors that we believe contributed to the decline in our sales in 2004 as compared to 2003 were very short product life-cycles and the imminent availability of double-layer recordable DVD drives, which can increase storage capacity to up to twice the capacity of single-layer recordable DVD drives. We believe that these factors led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data, and new technologies. During 2004, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds. In addition, we expected that double-layer recordable DVD drives would be available commencing in the fourth quarter of 2004; however, the market's transition from single-layer to double-layer recordable DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer recordable DVD technology. We began selling our double-layer recordable DVD drives at the end of the third quarter of 2004; however, sales of our double-layer recordable DVD drives have not been as robust as expected partially as a result of the lack of reasonably-priced DVD media.

     USB portable data storage devices, such as USB flash drives and compact USB hard disk drives that compete with our CD- and DVD-based data storage products were introduced in late 2002 and sales of these devices, as well as Apple's Ipod(R) and other MP3 players, have continued to represent an increasing share of the market for data storage products. We believe that these portable data storage devices, which are an alternative to optical data storage products, have accordingly caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2004. In the third quarter of 2004, we began selling our GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector, to complement our optical data storage products.

     Another factor contributing significantly to the decline in our net sales during 2004 as compared to 2003 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003 and 2002, declined in 2004 to $5.0 million, representing a decrease of 72.5% from $18.2 million in 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Although we expect this decline in sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to insure that we retain Best Buy as one of our major retailers. Management is currently in discussions with Best Buy regarding the sale of other products not currently sold to, or private-labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy. If our sales to Best Buy continue to decline, our business and results of operations will continue to be materially and adversely affected.

     Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank(TM) product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the fourth quarter of 2004, our GigaBank(TM) products accounted for approximately 27.0% of our total net sales, and for the year ended December 31, 2004, with only approximately three months of sales our GigaBank(TM) products, accounted for approximately 8.7% of our total net sales.

     One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies and for our GigaBank(TM) products, to next-generation super-high capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

     Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. For example, as noted above, our sales to Best Buy, who was our largest retailer during 2003 and 2002, declined in 2004 to $5.0 million, representing a decrease of 72.5% from $18.2 million in 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our challenge will be to deliver products and provide service to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

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

     Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. In 2004, our annualized inventory turnover level was
7.2 as compared to 6.6 in 2003, representing a period-to-period increase of 9% primarily as a result of a 37% decline in inventory offset by a 30% decrease in net sales. The decline in inventory in 2004 included $2.0 million in additional reserves for slow-moving and obsolete inventory. For 2003, our inventory turnover level was 6.6 as compared to 9.1 for 2002, representing a period-to-period decrease of 27% primarily as a result of a 9% increase in inventory and a 21% decrease in net sales.

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

     In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank line of credit, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our line of credit with GMAC Commercial Finance are also an important source of liquidity and a measure of our financial condition. We use our line of credit on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

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

     CONSIGNMENT

     Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer.

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 32% of our total net sales as compared to 37% of our total net sales in 2003, representing a 14% decrease, primarily as a result of consigning fewer products to Best Buy, which is our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. During 2003, our consignment sales model accounted for 37% of our total net sales as compared to 30% of our total net sales in 2002, representing a 23% increase. Although consignment sales declined as a percentage of our net sales in 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline or resume growing.

     During 2002 and 2003, we increased the use of our consignment sales model based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of resale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2004, 2003 and 2002, our six largest retailers accounted for approximately 84%, 80% and 90%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

SEASONALITY

     Our products have historically been affected by seasonal purchasing patterns. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

PRICING PRESSURES

     We face downward pricing pressures within our industry that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the data storage and digital entertainment and related industries are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures.

     In addition, the data storage industry is extremely competitive. Numerous large competitors such as BenQ, Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics and Samsung Electronics compete with us in the optical data storage industry. Numerous large competitors such as PNY Technologies, Sony, Seagate Technology and Western Digital offer products similar to our GigaBank(TM) products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

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

     CONSIGNMENT

     Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following our notification by the retailer of the resale of those products. Retailers notify us of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's resale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to us. Except in the case of theft or damage, a retailer's obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the resale of those products. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their resale by the retailer. Because we retain title to products in our consignment sales channels until their resale by a retailer, revenue is not recognized until the time of resale. Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition. We recognize revenue for consignment sales in the period during which resale occurs.

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

     SALES INCENTIVES

     From time to time, we enter into agreements with certain retailers regarding price decreases that are determined by us in our sole discretion. These agreements allow those retailers (subject to limitations) a credit equal to the difference between our current price and our new reduced price on units in the retailers' inventories or in transit to the retailers on the date of the price decrease.

     We record an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold with a corresponding accrual for our estimated sales incentive liability. This accrual--our sales incentive reserve--is reduced by deductions on future payments taken by our retailers relating to actual sales incentives.

     At the end of each quarterly period, we analyze our existing sales incentive reserve and apply any necessary adjustments based upon actual or expected deviations in sales incentive rates from our applicable historical sales incentive rates. The amount of any necessary adjustment is based upon the amount of our remaining field inventory, which is calculated by reference to our actual field inventory last conducted, plus inventory-in-transit and less estimated product sell-through. The amount of our sales incentive liability for each product is equal to the amount of remaining field inventory for that product multiplied by the difference between our current price and our new reduced price to our retailers for that product. This data, together with all data relating to all sales incentives granted on products in the applicable period, is used to adjust our sales incentive reserve established for the applicable period.

     In 2004, our sales incentives were $2.5 million, or 4.2% of gross sales, all of which was offset against gross sales, as compared to $2.9 million, or 3.5% of gross sales, in 2003, all of which was offset against gross sales. In 2002, our sales incentives were $5.3 million, or 5.1% of gross sales, all of which was offset against gross sales.

   MARKET DEVELOPMENT FUND AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

     Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.8 million, or 13% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $8.4 million, or 10% of gross sales, in 2003, all of which was offset against gross sales. These costs and fees increased as a percentage of our net sales in 2004, increasing to 13% of our gross sales from 10% of our gross sales in 2003, primarily as a result of instituting sales incentives and marketing promotions in order to lower the quantity of single-layer recordable DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer recordable DVD recordable drives and strong promotional activity for our double-layer DVD recordable drives during the 2004 year-end holidays. In 2002, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $9.3 million, all of which was offset against gross sales. These costs for 2002 were reduced by $1.5 million in the second quarter of 2002 as previously reported due to a change in estimate of our rebate promotion costs. Our 2000, 2001 and 2002 statements were restated to allocate the $1.5 million reduction in rebate promotions, based on rebate promotions for those years.

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

   INVENTORY OBSOLESCENCE ALLOWANCE

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of approximately $2.0 million for inventory for which recorded cost exceeded the current market price of this inventory on hand. For 2003, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000. For 2004, 2003 and 2002, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of approximately $2.0 million, $125,000, and $2.1 million, respectively, for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During 2004, 2003, and 2002, we sold inventories previously reserved for and accordingly reduced the reserve by approximately $1.1 million, $670,000 and $1.6 million, respectively. For 2004, 2003 and 2002, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

   INVENTORY ADJUSTMENTS

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from our subcontract manufacturers or suppliers) which are considered obsolete or damaged are reviewed by these personnel together with our Controller or Chief Financial Officer. At the discretion of our Controller or Chief Financial Officer, these items are physically disposed of and we make corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, our detail inventory report and our general ledger are reconciled by our Controller and any variances result in a corresponding inventory adjustment. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

   PRODUCT RETURNS

     We have a limited 90-day to one year time period for product returns from end-users; however, our retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. We allow our retailers to return damaged or defective products to us following a customary return merchandise authorization process. We have no informal return policies. We utilize actual historical return rates to determine our allowance for returns in each period. Gross sales is reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. We record a corresponding accrual for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

     Our current estimated weighted average future product return rate is approximately 9.0%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

     Our warranty terms under our arrangements with our suppliers are that any product that is returned by a retailer or retail customer as defective can be returned by us to the supplier for full credit against the original purchase price. We incur only minimal shipping costs to our suppliers in connection with the satisfaction of our warranty obligations.

RESULTS OF OPERATIONS

     The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

     o The first two data columns in each table show the absolute results for each period presented.

     o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

     o The last two columns in each table show the results for each period as a percentage of net sales.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

                                                                                                            RESULTS AS A
                                                                                                            PERCENTAGE OF
                                                                                                            NET SALES FOR
                                                                                                              THE YEAR
                                                    YEAR ENDED              DOLLAR      PERCENTAGE              ENDED
                                                    DECEMBER 31,           VARIANCE      VARIANCE            DECEMBER 31,
                                                    ------------           --------      --------            ------------
                                                 2004          2003                                       2004           2003
                                                 ----          ----        FAVORABLE     FAVORABLE        ----           ----
                                                            (RESTATED)   (UNFAVORABLE) (UNFAVORABLE)                  (RESTATED)
                                                            ----------   ------------- -------------                  ----------
                                                                               (IN THOUSANDS)
Net sales                                     $   44,397    $   63,587    $  (19,190)        (30.2)%        100.0%         100.0%
Cost of sales                                     41,419        54,643        13,224          24.2           93.3           85.9
                                              ----------    ----------    ----------    ----------     ----------     ----------
Gross profit                                       2,978         8,944        (5,966)        (66.7)           6.7           14.1
Selling, marketing and advertising expenses        1,008         1,507           499          33.1            2.3            2.4
General and administrative expenses                5,343         6,462         1,119          17.3           12.0           10.1
Depreciation and amortization                        834         1,268           434          34.2            1.9            2.0
Impairment of trademarks                           3,696            --        (3,696)           --            8.3             --
                                              ----------    ----------    ----------    ----------     ----------     ----------
Operating income (loss)                           (7,903)         (293)       (7,610)    (25,972.7)         (17.8)          (0.4)
Net interest expense                                (201)         (248)           47          19.0           (0.4)          (0.4)
Other income                                          50            54            (4)         (7.4)           0.1            0.1
                                              ----------    ----------    ----------    ----------     ----------     ----------
Loss from operations before provision
  for income taxes                                (8,054)         (487)       (7,567)     (1,553.8)         (18.1)          (0.7)
Income tax provision (benefit)                         3           (27)          (30)       (111.1)            --             --
                                              ----------    ----------    ----------    ----------     ----------     ----------
Net loss                                      $   (8,057)   $     (460)   $   (7,597)     (1,651.5)%        (18.1)%         (0.7)%
                                              ==========    ==========    ==========    ==========     ==========     ==========

     NET SALES. As discussed above, we believe that the significant decrease in the amount of $19.2 million in net sales from $63.6 million in 2003 to $44.4 million in 2004 is primarily due to the following factors: the continued decline in sales of our CD-based products; slower than anticipated growth in sales of our DVD-based products; and the continued operation of private label programs by Best Buy; and a significant decline in sales to OfficeMax. The decline in net sales caused by these factors was partially offset by a substantial increase in sales to Staples.

     We believe that the significant decline in our net sales during 2004 as compared to 2003 resulted in part from the rapid and continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 76.1% to $7.1 million in 2004 from $29.7 million in 2003. Sales of our recordable DVD-based products increased by 50.0% to $29.4 million in 2004 from $19.6 million in 2003. These results suggest that our sales of recordable CD-based products declined by $22.6 million in 2004 as compared to 2003, which decline was only partially offset by an increase in sales of our recordable DVD-based products by $9.8 million for the same periods, resulting in an overall decline of sales of our recordable optical data storage products of $12.8 million in 2004 as compared to 2003.

     Also, an industry-wide decline in CD-based product sales occurred more rapidly than the industry-wide increase in sales of DVD-based data storage products. We believe that lower than expected demand for DVD-based products resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products was extremely competitive during 2004 and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry.

     Two additional factors that we believe contributed to the decline in our sales in 2004 as compared to 2003 were very short product life-cycles and the imminent availability of double-layer recordable DVD drives, which can increase storage capacity to up to twice the capacity of single-layer recordable DVD drives. We believe that these factors led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data, and new technologies.

     We believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2004. In the third quarter of 2004, we began selling our GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004 and 8.7% of our total net sales for the year ended December 31, 2004 with only approximately three months of sales of these devices.

     Another factor contributing significantly to the decline in our net sales during 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003 and 2002, declined in 2004 to $5.0 million, representing a decrease of 72.5% from $18.2 million in 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     Also contributing to the overall decline in net sales for 2004 was a $6.2 million, or 100%, decrease in sales to OfficeMax as compared to 2003. This decline was primarily the result of disagreements with OfficeMax relating to amounts we believed we were owned and deductions claimed by OfficeMax for 2003 and, as a result, we discontinued sales to OfficeMax in January 2004. We entered into a new vendor agreement with OfficeMax in November 2004 in anticipation of resuming sales. As of the date of this report, OfficeMax has paid us for our previously-disputed deductions and we have commenced shipping new orders to OfficeMax. However, we are currently in dispute with OfficeMax concerning certain marketing arrangements and related purchase commitments that we believe were made to us by OfficeMax. There can be no assurance that sales to OfficeMax will continue.

     These decreases in sales to Best Buy and OfficeMax were partially offset by an increase in sales to Staples of $8.7 million, or 158%, for 2004 as compared to 2003.

     In addition, we instituted additional sales incentives and marketing promotions in the third quarter of 2004 in order to lower the quantity of single-layer DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer DVD recordable drives. Our sales incentives in 2004 were $2.5 million, or 4.2% of gross sales, as compared to $2.9 million, or 3.5% of gross sales, in 2003, all of which was offset against gross sales. Our market development fund and cooperative advertising costs, promotion costs and slotting fees in 2004 were $7.8 million, or 13.0% of gross sales, as compared to $8.4 million, or 10.4% of gross sales in 2003, all of which were offset against gross sales. We incurred additional promotion costs in the fourth quarter of 2004 relating to our double-layer DVD recordable drives.

     Also, sales of certain de-emphasized products declined by $5.8 million to $2.8 million in 2004 from $8.6 million in 2003. A change in the allowance for product returns also resulted in an adjustment of $1.1 million causing an increase in sales in 2004 as compared to an adjustment of $1.4 million causing an increase in sales in 2003, resulting in a decrease of $313,000 in sales in 2004 as compared to 2003.

     The significant decrease in net sales for 2004 was comprised of a decrease in net sales in the amount of $28.9 million resulting from a decrease in the volume of products sold and a decrease in the amount of $313,000 resulting from a change in our reserves for future returns on sales. These decreases were partially offset by an increase in net sales in the amount of $10.0 million resulting from higher average product sales prices. The decrease in the volume of products sold was consistent with reduced sales of our CD-based products, as noted above.

     We have restated our net sales for 2003 to correct an error in the manner in which we accrued for sales incentives and product returns. We previously accrued for sales incentives at the time they were offered. We have corrected the manner in which we accrue for sales incentives to accrue for sales incentives at the time of sale of products to our retailers. We have revised our methodology for estimating future product returns by using the actual historical rate of return by category of similar products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" above. Our previously-reported net sales for 2003 were $62.2 million. Our restated net sales for 2003 are $63.6 million. Our restatement also resulted in decreases in the amount of reserves for product returns, sales incentives and rebate promotions in the aggregate amount of $41,115 for 2003. See our consolidated financial statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     GROSS PROFIT. The decrease in gross profit, both in dollar terms and as a percentage of net sales, is primarily due to a reduction in net sales in the amount of $19.2 million, or 30.2%, in 2004 as compared to 2003. Another factor contributing to our decrease in gross profit is an increase in the amount of $1.9 million in our slow-moving and obsolete inventory charges to $2.0 million in 2004 from $125,000 in 2003. In 2004, most inventory over 2-years old was fully reserved for and no material amounts of slow-moving or obsolete inventory were sold in 2004. We plan to take more aggressive measures in 2005 to sell remaining slow-moving or obsolete inventory. Due to the short life-cycle of many of our products resulting from, in part, the effects of technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     In addition, product costs as a percentage of net sales increased to 82.3% in 2004 from 79.6% in 2003. The increase in product costs primarily resulted from increases in sales incentives, market development fund and cooperative advertising costs, rebate promotion costs and slotting fees as a percentage of net sales to 23.3% in 2004 from 17.7% in 2003.

     SELLING, MARKETING AND ADVERTISING EXPENSES. The decrease in selling, marketing and advertising expenses was primarily due to a decline in commissions in the amount of $180,000 as a result of reduced sales volume and a reduction in payroll and related expenses in the amount of $154,000 as a result of fewer personnel.

     GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses is primarily due to a reduction in bad debt expense in the amount of $1.3 million. Bad debt expense was $203,000 in 2004 as compared to $1.5 million in 2003. The decrease in general and administrative expenses is also due to a reduction in phone and utilities expenses in the amount of $118,000, a reduction in product design expenses in the amount of $83,000, a reduction in warehouse supplies in the amount of $77,000 and a reduction in outside assembly expenses in the amount of $65,000 resulting from lower sales volume in 2004 as compared to 2003. These reductions were partially offset by an increase in legal expenses in the amount of $430,000 as a result of increased legal fees relating to current litigation and as a result of an adjustment in 2003 for an over-accrual of legal expenses. Legal expenses were $395,000 in 2004 as compared to a credit in the amount of $35,000 in 2003.

     DEPRECIATION AND AMORTIZATION EXPENSES. The decrease in depreciation and amortization expenses is primarily due to accelerated amortization in 2003 on our prior Santa Ana facility which was originally to be leased through 2010. At the beginning of 2003, we decided to move to a larger facility by the end of September 2003 and thus, we accelerated our amortization by $389,000 in 2003.

     IMPAIRMENT OF TRADEMARKS. We engaged an independent third party to conduct a valuation on our Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2004. Based upon this valuation, we determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by us for subsequent periods. Therefore, we recorded an impairment in the value of the trademarks of $3.7 million as of December 31, 2004. This impairment will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

     OTHER INCOME (EXPENSE). Other income (expense) decreased by $43,000 in 2004, as compared to 2003, primarily due to a decrease in interest expense in the amount of $47,000 to $201,000 in 2004 as compared to $248,000 in 2003 as a result of reduced borrowings under our credit facility.

     INCOME TAX EXPENSE (BENEFIT). Income taxes provision increased by $30,000 in 2004 to $3,000 as compared to a $27,000 benefit in 2003. In 2003, our income taxes represented primarily refunds we received.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

                                                                                                             RESULTS AS A
                                                                                                             PERCENTAGE OF
                                                                                                             NET SALES FOR
                                                                                                               THE YEAR
                                                     YEAR ENDED              DOLLAR      PERCENTAGE              ENDED
                                                     DECEMBER 31,           VARIANCE      VARIANCE            DECEMBER 31,
                                                     ------------           --------      --------            ------------
                                                  2003          2002                                       2003           2002
                                                  ----          ----        FAVORABLE     FAVORABLE        ----           ----
                                               (RESTATED)    (RESTATED)   (UNFAVORABLE) (UNFAVORABLE)   (RESTATED)     (RESTATED)
                                               ----------    ----------   ------------- -------------   ----------     ----------
                                                                                (IN THOUSANDS)
Net sales                                      $   63,587    $   80,953    $  (17,366)        (21.5)%        100.0%         100.0%
Cost of sales                                      54,643        73,564        18,921          25.7           85.9           90.9
                                               ----------    ----------    ----------    ----------     ----------     ----------
Gross profit                                        8,944         7,389         1,555          21.0           14.1            9.1
Selling, marketing and advertising expenses         1,507         1,438           (69)         (4.8)           2.4            1.8
General and administrative expenses                 6,462         7,361           899          12.2           10.1            9.1
Depreciation and amortization                       1,268         1,224           (44)         (3.6)           2.0            1.5
                                               ----------    ----------    ----------    ----------     ----------     ----------
Operating income (loss)                              (293)       (2,634)        2,341          88.9           (0.4)          (3.3)
Net interest expense                                 (248)         (384)          136          35.4           (0.4)          (0.4)
Settlement expense and related legal costs              0        (5,180)        5,180         100.0             --           (6.4)
Other income                                           54            39            15          38.5            0.1             --
                                               ----------    ----------    ----------    ----------     ----------     ----------
Loss from operations before provision
  for income taxes                                   (487)       (8,159)        7,672          94.0           (0.7)         (10.1)
Income tax provision (benefit)                        (27)          686           713         103.9             --            0.8
                                               ----------    ----------    ----------    ----------     ----------     ----------

Net loss                                       $     (460)   $   (8,845)   $    8,385          94.8%          (0.7)%        (10.9)%
                                               ==========    ==========    ==========    ==========     ==========     ==========

     NET SALES. The significant decrease in net sales for 2003 is primarily due to our strategic decision to de-emphasize the sale of certain products, coupled with reduced sales of our CD-based products. The principal reason for the reduction in CD-based product sales was reduced promotional activities, such as mail-in and point-of-sale rebates, for these products because of our concentration in the production and sale of our new dual-format DVD recordable devices which we introduced in July 2003. Also contributing to the overall decline in net sales for 2003 was a $13.2 million, or 67.8%, decrease in net sales to OfficeMax as compared to 2002. This decline was primarily the result of our mutual agreement with OfficeMax to discontinue sales between April and October 2003 because we did not want to offer rebates and sales incentives as heavily as OfficeMax believed was necessary. Although we resumed sales of our dual-format DVD recordable drives to OfficeMax in November and December 2003, we experienced disagreements with OfficeMax relating to amounts we believed we were owed and deductions claimed by OfficeMax and, as a result, discontinued sales in January 2004. There can be no assurance that sales to OfficeMax will resume.

     We have restated our net sales for 2003 to correct an error in the manner in which we accrued for sales incentives, product returns and rebate promotions. We previously accrued for sales incentives at the time they were offered. We have corrected the manner in which we accrue for sales incentives to accrue for sales incentives at the time of sale of products to our retailers. We have revised our methodology for estimating future product returns by using the actual historical rate of return by category of similar products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" above. Our previously-reported net sales for 2003 and 2002 were $62.2 million and $83.5 million, respectively, representing a decrease in net sales in the amount of $21.3 million in 2003 as compared to 2002. Our restated net sales for 2003 and 2002 are $63.6 million and $81.0 million, respectively, representing a decrease in net sales in the amount of $17.4 million in 2003 as compared to 2002. Our restatement also resulted in a reduction in the amount of reserves for product returns, sales incentives and rebate promotions for 2003 in the aggregate amount of $41,115 and a reduction in the amount of reserves for product returns and sales incentives for 2002 in the aggregate amount of $235,816. See our consolidated financial statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements" included elsewhere in this report.

     In addition, our restatement resulted in a change in the components of the decrease in net sales in 2003 as compared to 2002. The decrease in net sales resulting from a decrease in the volume of products sold was previously reported as $40.6 million and as restated is $40.0 million. This decrease was partially offset by an increase in net sales resulting from higher average product sales prices, which was previously reported as $21.7 million and as restated is $21.8 million. The decrease in the volume of products sold was consistent with our strategic decision to de-emphasize the sale of certain products, such as media products, but also resulted from reduced sales of our CD-based products as noted above. The decrease in net sales was also partially due to a change in our reserves for future returns on sales, which was previously reported as $2.4 million and as restated is $935,000.

     GROSS PROFIT. Of the $1.5 million increase in gross profit from $7.4 million in 2002 to $8.9 million in 2003, $1.3 million resulted from our restatement. $1.2 million of the year-to-year increase resulted from an increase of $1.2 million in restated rebate promotions for 2002 as compared to no restatement change in 2003. $680,000 of the year-to-year increase resulted from an increase of $439,000 in the product returns allowance for 2002 as compared to a decrease of $241,000 in the product returns allowance for 2003. These increases were partially offset by a $622,000 year-to-year decrease in restated sales incentives which resulted from a $187,000 increase in 2002 as compared to a $435,000 decrease in 2003.

     A reduction in freight costs from $4.5 million in 2002 to $2.1 million in 2003 contributed $2.4 million to gross profit. Of this $2.4 million reduction, an estimated $1.1 million is due to lower net sales in 2003 as compared to 2002. An estimated $1.3 million is due to both lower air freight costs during 2003 as compared to 2002 primarily because in late 2002 our air freight costs increased significantly due to port strikes in California and the shipment of more product to our warehouse in Irvine, California with freight charges paid by our vendors in 2003 as compared to 2002. Our products are typically shipped from our Asian subcontract manufacturers via less expensive ocean freight as opposed to comparatively costly air freight.

     Another contributing factor to our improvement in gross profit was a $2.0 million reduction in our slow-moving and obsolete inventory charges from $2.1 million, or 2.6% of net sales, for 2002 to $125,000, or 0.2% of net sales, for 2003. During 2002, we reduced the cost of our inventory to market for permanent declines in the market for certain of our products. Many of these slow-moving or obsolete products were subsequently sold at the revised market price, and occasionally we sold slow-moving or obsolete products in excess of revised market prices; however, these amounts were not significant to our results of operations and accounted for less than 1.0% of our total net sales. We had an additional charge to gross profit in 2003 of $214,000 for obsolete inventory sold below the amount reserved. Due to the short life-cycle of many of our products resulting from, in part, the effects of technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     A reduction to gross profit in the amount of $672,000 resulted from a reduction in sales for 2003 as compared to 2002.

     SELLING, MARKETING AND ADVERTISING EXPENSES. The increase in selling, marketing and advertising expenses was primarily due to an increase in advertising expenses of $404,000 offset by a decrease in outside commissions in the amount of $205,000 as a result of reduced sales volume and a decrease in travel related expenses of $66,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses is primarily due to a reduction in legal expenses of $411,000 as a result of the settlement of certain litigation matters, a $223,000 reduction in payroll and related expenses due to our planned reduced headcount in 2003 for our U.S. operations, a $152,000 reduction in insurance expenses, and a $202,000 reduction in warehouse supplies and outside assembly of product due to lower sales in 2003. These reductions were partially offset by a $179,000 increase in bad debt expenses to $1.5 million in 2003 from $1.3 million in 2002 and a $72,000 increase in product design expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. The increase in depreciation and amortization expenses is primarily due to accelerated amortization on our prior Santa Ana facility which was originally to be leased through 2010. At the beginning of 2003, we decided to move to a larger facility by the end of September 2003 and thus, we accelerated our amortization by $389,000 in 2003. Amortization of our Hi-Val(R) and Digital Research Technologies(R) trademarks was reduced by $338,000 during 2003 because of our decision in 2002 to increase the useful lives of the trademarks by an additional ten years. As a result, during the second quarter of 2002, we decreased the amount of annual amortization of these trademarks, which was originally based on useful lives of five years.

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

     INCOME TAX EXPENSE (BENEFIT). Income taxes provision decreased by $712,000 to a $27,000 benefit in 2003 as compared to an expense of $685,000 in 2002. In 2003, our income taxes represented primarily refunds we received. In 2002, our income tax provision represented the write-off of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of December 31, 2004, we had working capital of $7.5 million, an accumulated deficit of $23.1 million, $3.6 million in cash and cash equivalents and $14.6 million in net accounts receivable. This compares with working capital of $11.1 million, an accumulated deficit of $15.0 million, $4.0 million in cash and cash equivalents and $18.4 million in net accounts receivable as of December 31, 2003.

     For the year ended December 31, 2004, our cash decreased $418,000, or 10.5%, from $4.0 million to $3.6 million as compared to a decrease of $1.1 million, or 21.6%, for the year ended December 31, 2003 from $5.1 million to $4.0 million.

     Cash used in our operating activities totaled $1.6 million during the year ended December 31, 2004 as compared to cash provided by our operating activities of $3.6 million during the year ended December 31, 2003. This decrease of $5.1 million in cash provided by our operating activities primarily resulted from:

     o    a $19.2 million decrease in net sales in 2004 as compared to 2003;
     o a $10.8 million decrease in the use of our trade credit facilities as a result of the decrease in net sales;
     o a $1.2 million decrease in other accounts payable, also as a result of the decrease in net sales; and
     o a $1.3 million decrease in the allowance for doubtful accounts relating to the writeoff of our reserve for past due accounts receivable primarily associated with the acquisition of IOM Holdings, Inc., the magnitude of which is not expected to occur in future periods.

     These decreases in cash were partially offset by:

     o a $1.9 million decrease in warehouse, consigned and in-transit inventory, primarily as a result of the decrease in net sales;
     o a $4.5 million decrease in accounts receivable, also as a result of the decrease in net sales;
     o a $1.9 million increase in our reserve for slow-moving and obsolete inventory;
     o a $3.7 million increase in our writedown of our Hi-Val(R) and Digital Research Technologies(R) trademarks;
     o an $892,000 increase in accrued expenses, including increased accrued market development fund and cooperative advertising costs, promotion costs and slotting fees; and
     o a $1.0 million decrease in legal settlements payable as we made the final payment to settle the Vakili litigation in the first quarter of 2004.

     Cash provided by our investing activities totaled $1.1 million during 2004 as compared to cash used in our investing activities of $174,000 during 2003. Our investing activities in 2004 consisted of a reduction of $1.1 million in restricted cash related to our United National Bank loan offset by $22,000 for purchases of property and equipment.

     Cash provided by our financing activities totaled $24,000 during 2004 as compared to cash used in our financing activities of $4.5 million for 2003. We paid down $7.0 million of our $10.4 million ChinaTrust Bank loan balance in early 2003 through funds generated by our operations. In September 2003, we paid the remaining balance of $3.4 million with our new line of credit through United National Bank. We borrowed $2.5 million more under our United National Bank line of credit, net of interim payments, to fund our operations. We also used $83,000 for the repurchase of shares of our common stock in 2003. We have no further plans relating to the repurchase of shares of our common stock.

     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provided for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004 and which, on numerous occasions in 2004 and 2005, was extended to its final expiration date on March 11, 2005. Advances of up to 65% of eligible accounts receivable bore interest at a floating interest rate equal to the prime rate of interest as reported in THE WALL STREET JOURNAL plus 0.75%. As of December 31, 2004, the interest rate was 6.0%. The agreement also contained five restrictive financial covenants: our quick ratio must be at least 1.0; our tangible net worth must be no lower than $10.5 million; our debt to tangible net worth ratio must not exceed 2.0; our current ratio must be no lower than 1.25 and we must be profitable for the year ended December 31, 2004. As of December 31, 2004, we were in compliance with the quick and current ratio covenants. As of December 31, 2004, we were not in compliance with the tangible net worth, debt to tangible net worth ratio and profitability covenants. As a consequence, we were in default under our line of credit with United National Bank. On March 9, 2005, we replaced our asset-based line of credit with United National Bank with an asset-based line of credit with GMAC Commercial Finance. As of December 31, 2004, we owed United National Bank approximately $5.9 million and had available to us approximately $40,000 of additional borrowings.

     Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement contains one financial covenant which requires that we maintain a fixed charge coverage ratio of at least 1.2 to 1.0 through September 30, 2005, and a fixed charge coverage ratio of at least 1.5 to
1.0 for all measurement periods thereafter. Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. Our credit facility will be used for general operations.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder, subcontract manufacturer and supplier of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2004, $1.5 million of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of December 31, 2004, we did not owe Lung Hwa Electronics any amounts for trade payables.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2004, we owed BTC USA $7.3 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. See "Certain Relationships and Related Transactions."

     Lung Hwa Electronics and BTC USA provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of Lung Hwa Electronics or BTC USA does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions."

     Our net loss increased 1,661% to $8.1 million in 2004 from $460,000 in 2003, primarily resulting from a 30.2% decline in net sales to $44.4 million in 2004 from $63.6 million in 2003. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

     Despite the decline in our results of operations in 2004, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at December 31, 2004 was $3.7 million as compared to a backlog at December 31, 2003 of $5.3 million. Based on historical trends, we anticipate that our December 31, 2004 backlog may be reduced by approximately 11%, or approximately $400,000, to a net amount of $3.3 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

CONTRACTUAL OBLIGATIONS

     The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                           PAYMENTS DUE BY PERIOD
                                                           ----------------------
CONTRACTUAL
OBLIGATIONS                                         LESS THAN 1      1-3          4-5        AFTER 5
AT DECEMBER 31, 2004                      TOTAL        YEAR         YEARS        YEARS        YEARS
--------------------                      -----        ----         -----        -----        -----
Long Term Debt                         $       --   $       --   $       --   $       --   $       --
Capital Lease Obligations                      --           --           --           --           --
Operating Leases                          608,097      368,771      233,506        5,820           --
Unconditional Purchase Obligations             --           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations     $  608,097   $  368,771   $  233,506   $    5,820   $       --
                                       ==========   ==========   ==========   ==========   ==========

     The above table outlines our obligations as of December 31, 2004 and does not reflect the changes in our obligations that occurred after that date.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. Management is currently assessing the impact of this statement on its financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. This statement is not applicable to us.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to us.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to us.

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

     We have incurred net losses in each of the last five years. As of December 31, 2004, we had an accumulated deficit of approximately $23.1 million. During 2004, 2003, 2002, we incurred net losses in the amounts of approximately $8.1 million, $460,000 and $8.8 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

   IF WE VIOLATE A COVENANT UNDER OUR CREDIT FACILITY WITH GMAC COMMERCIAL FINANCE, AMOUNTS WE OWE UNDER THIS CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE AND WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY TO SUSTAIN OR EXPAND OUR CURRENT SALES VOLUME AND TO FUND OUR DAY-TO-DAY OPERATIONS.

     Our agreements with GMAC Commercial Finance provide for certain financial and other covenants by us. If we violate one or more covenants under these agreements, amounts we owe under our credit facility with GMAC Commercial Finance may become immediately due and payable. If amounts we owe under this credit facility are declared immediately due and payable, we may lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume and we may be unable to fund our day-to-day operations. In addition, we may be unable to repay amounts declared immediately due and payable and could suffer significant consequences, including foreclosure on our assets under our security agreement with GMAC Commercial Finance.

   WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During 2004, net sales to our five largest retailers, Staples, Circuit City, Best Buy, Office Depot and CompUSA represented approximately 32%, 17%, 11%, 10% and 10%, respectively, of our total net sales. During 2004, aggregate net sales to these five retailers represented approximately 80% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

   OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

     All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our retailers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current retailers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever. For example, in 2004 we did not sell any of our products to OfficeMax which resulted in a 100% decrease in sales to OfficeMax in 2004 as compared to 2003. This significant decline in sales was one of the primary reasons for the 30% decline in net sales for 2004 as compared to 2003. This decline was primarily the result of disagreements with OfficeMax relating to amounts we believed we were owned and deductions claimed by OfficeMax for 2003 and, as a result, we discontinued sales to OfficeMax in January 2004.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Best Buy, Circuit City, CompUSA, Staples and Office Depot. Collectively, these five retailers accounted for 80% of our net sales in 2004. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers and suppliers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. Sales to Best Buy in 2004 totaled $5.0 million representing a decrease of 72.5% from $18.2 million in 2003. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

     Our accounts receivable represented 53%, 46% and 46% of our total assets as of December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, 73% of our accounts receivable represented amounts owed by two retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2003, 63% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with GMAC Commercial Finance and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

   WE RELY HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, TONY SHAHBAZ. THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO SOURCE PRODUCTS FROM OUR KEY SUPPLIERS AND OUR ABILITY TO SELL OUR PRODUCTS TO OUR RETAILERS.

     Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer and Secretary. For example, Mr. Shahbaz has developed key personal relationships with our suppliers and retailers, including with our subcontract manufacturers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. Mr. Shahbaz and some of these subcontract manufacturers and suppliers have acquired interests in business entities that own shares of our common stock. Further, some of these manufacturers also directly hold shares of our common stock. See "Certain Relationships and Related Transactions." The loss of Mr. Shahbaz could, therefore, result in the loss of our favorable relationships with one or more of our subcontract manufacturers or suppliers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business, financial condition and results of operations.

   THE HIGH CONCENTRATION OF OUR SALES WITHIN THE DATA STORAGE INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN NET SALES AND NEGATIVELY AFFECT OUR EARNINGS IF DEMAND FOR THOSE PRODUCTS DECLINES.

     Sales of our data storage products accounted for approximately 99% and 94%, respectively, of our net sales in 2004 and 2003. Except for our digital entertainment and other products, which accounted for only approximately 1% and 6%, respectively, of our net sales in 2004 and in 2003, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

   OUR TWO PRINCIPAL SUBCONTRACT MANUFACTURERS AND SUPPLIERS PROVIDE US WITH SIGNIFICANTLY PREFERENTIAL TRADE CREDIT TERMS. IF EITHER OF THESE MANUFACTURERS DOES NOT CONTINUE TO OFFER US SUBSTANTIALLY THE SAME PREFERENTIAL CREDIT TERMS, OUR SALES AND PROFITABILITY WOULD DECLINE SIGNIFICANTLY.

     Lung Hwa Electronics and Behavior Tech Computer Corp., our two principal subcontract manufacturers and suppliers, provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers and suppliers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions."

   THE DATA STORAGE INDUSTRY IS EXTREMELY COMPETITIVE. ALL OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO, AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE.

     The data storage industry is extremely competitive. All of our significant competitors in the data storage industry, including BenQ, Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony and TDK have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales.

   DATA STORAGE PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY.

     Data storage products are subject to rapid technological changes which often cause product obsolescence. Companies within the data storage industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life cycle is extremely short and ranges from only three to twelve months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

   IF WE FAIL TO SELECT HIGH TURNOVER PRODUCTS FOR OUR CONSIGNMENT SALES CHANNELS, OUR FINANCING COSTS MAY EXCEED TARGETED LEVELS, WE MAY BE UNABLE TO FUND ADDITIONAL PURCHASES OF INVENTORY AND WE MAY BE FORCED TO REDUCE PRICES AND ACCEPT LOWER MARGINS TO SELL CONSIGNED PRODUCTS, WHICH WOULD CAUSE OUR SALES, PROFITABILITY AND FINANCIAL RESOURCES TO DECLINE.

     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of December 31, 2004 and 2003, we carried and financed inventory valued at approximately $2.9 million and $4.2 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 32% and 37%, respectively, of our total net sales in 2004 and 2003. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

     We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products and additional products in our line of GigaBank(TM) products, as well as products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management's close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

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

     One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic(R) brand is perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our I/OMagic(R) brand as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products and portable magnetic data storage devices such as our GigaBank(TM) products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which would decrease our net sales and earnings.

     As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products as well as increasing demand for portable magnetic data storage devices such as our GigaBank(TM) products. Accordingly, future sales and any future profits from DVD-based products and our GigaBank(TM) line of products are substantially dependent upon widespread consumer acceptance of DVD-based products and portable data storage devices. If this widespread consumer acceptance of DVD-based products and our GigaBank(TM) products does not occur, or is delayed, our sales and earnings will be adversely affected.

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

   FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

     We sell our products primarily under our I/OMagic(R) brand name and, from time to time, also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library(TM), EasyPrint(TM) and GigaBank(TM). One of our key business strategies is to use our brand and product names to successfully compete in the data storage industry. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

   CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during 2004, five of our retailers accounted for 80% of our total net sales. Similarly, during 2003, five of our retailers accounted for 72% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

     The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first three months of 2005, the high and low closing bid prices of a share of our common stock were $3.25 and $1.74, respectively. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. During 2003, the high and low closing bid prices of a share of our common stock were $8.50 and $3.50, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

     o    changes in market valuations of similar companies;
     o    stock market price and volume fluctuations generally;
     o economic conditions specific to the data storage or digital entertainment products industries;
     o announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
     o the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;
     o delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
     o disputes or litigation concerning our rights to use third parties' intellectual property or third parties' infringement of our intellectual property;
     o changes in our pricing policies or the pricing policies of our competitors;
     o changes in foreign currency exchange rates affecting our product costs and pricing;
     o    regulatory developments or increased enforcement;
     o    fluctuations in our quarterly or annual operating results;
     o    additions or departures of key personnel; and
     o    future sales of our common stock or other securities.

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

     As of May 12, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 124,950 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from May 12, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

     Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in the ownership of I/OMagic or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

     o our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;
     o our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and
     o our board of directors are expressly authorized to make, alter or repeal our bylaws.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our operations were not subject to commodity price risk during 2004. Our sales to a foreign country (Canada) were approximately 1.8% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

     On March 9, 2005, we replaced our asset-based line of credit with United National Bank with an asset-based line of credit with GMAC Commercial Finance. The new line of credit is for an amount of up to $10.0 million. The new line of credit provides for an interest rate equal to the prime lending rate plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements included in this report, which begin at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended December 31, 2004, there were no significant changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions held by our directors and executive officers as of May 12, 2005 and their business experience are as follows:

NAME                 AGE                           TITLES
----                 ---                           ------
Tony Shahbaz         43     Chairman of the Board, President, Chief Executive
                            Officer, Secretary, Director
Steve Gillings       55     Chief Financial Officer
Steel Su             53     Director
Daniel Hou(1)        56     Director
Daniel Yao(1)        48     Director

------------
(1) Member of the Audit Committee, Compensation Committee and Nominating Committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. The reporting persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

     Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2004 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2004 were complied with, except as described below.

     The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Mr. Tony Shahbaz -- 1 report, 2 transactions; and Mr. Steel Su -- 1 report, 1 transaction.

CODES OF ETHICS

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2004, 2003 and 2002 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2004:

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                                         -------------------
NAME AND PRINCIPAL POSITION                  YEAR         SALARY       BONUS
---------------------------                  ----         ------       -----
Tony Shahbaz............................     2004      $  198,500   $   60,702
     Chairman, President, Chief              2003      $  198,500   $   28,259
     Executive Officer and Secretary         2002      $  202,259   $   89,067

Steve Gillings..........................     2004      $   95,000   $    2,500
    Chief Financial Officer                  2003      $   95,000   $    5,000
                                             2002(1)   $   84,537   $   12,000

------------
(1)  Mr. Gillings became an executive officer of I/OMagic on October 10, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding options granted in the year ended December 31, 2004 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights during 2004. This information includes hypothetical potential gains from stock options granted in 2004. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2004. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                                                                      POTENTIAL
                                                                                                   REALIZABLE VALUE
                                                                                                   AT ASSUMED RATES
                                        NUMBER OF    PERCENTAGE OF                                  OF STOCK PRICE
                                       SECURITIES    TOTAL OPTIONS                                APPRECIATION FOR
                                       UNDERLYING      GRANTED TO      EXERCISE                    OPTION TERM(3)
                            GRANT       OPTIONS      EMPLOYEES IN        PRICE     EXPIRATION   ---------------------
     NAMED OFFICER           DATE      GRANTED(1)    FISCAL YEAR(2)    PER SHARE      DATE          5%        10%
------------------------   --------    ----------    --------------    ---------   ----------   ---------------------
Tony Shahbaz............   3/9/2004      59,000          46.7%           $3.85      3/9/2009     $36,402    $105,420
Steve Gillings..........   3/9/2004      13,000          10.3%           $3.50      3/9/2014     $28,615     $72,515

----------
(1) The options vested immediately in the amount of 40% on the date of grant with the balance vesting in equal monthly installments commencing April 9, 2004.
(2) Based on options to purchase 126,375 shares granted to our employees during 2004.
(3)  Calculated using the potential realizable value of each grant.


             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2004. None of the named executives officers acquired shares through the exercise of options during 2004.

                                          NUMBER OF
                                    SECURITIES UNDERLYING            VALUE ($) OF UNEXERCISED
                                   UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                      DECEMBER 31, 2004                DECEMBER 31, 2004 (1)
                               ------------------------------      ------------------------------
            NAME               EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------    -----------      -------------      -----------      -------------
Tony Shahbaz...............      33,433             25,567           $   --             $   --
Steve Gillings.............       7,367              5,633           $   --             $   --

----------
(1) Based on the last reported sale price of our common stock of $3.75 on December 31, 2004, as reported on the OTC Bulletin Board, less the exercise price of the options.

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

     The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. Since November 2002, this committee has consisted of Mr. Hou and Mr. Yao. Our board of directors has determined that Mr. Yao is an Audit Committee financial expert. Our board of directors has also determined that Mr. Hou and Mr. Yao are "independent" as defined in NASD Marketplace Rule 4200(a)(15). Our Nominating Committee is presently conducting a search for a third independent director to become a member of our audit committee in order to satisfy the requirements of Nasdaq that we have an audit committee comprised of at least three independent directors.

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

     The Nominating Committee selects nominees for the board of directors. Since April 2004, the Nominating Committee has consisted of Mr. Hou and Mr. Yao. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

     o    independence from management;
     o    relevant business experience and industry knowledge;
     o    judgment, skill, integrity and reputation;
     o    existing commitments to other businesses;
     o    corporate governance background;
     o    financial and accounting background; and
     o    the size and composition of the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2004. During 2003 and until April 2004, Mr. Shahbaz, our Chief Executive Officer, President and Secretary, was a member of the Compensation Committee. While a member of that committee, Mr. Shahbaz did not make any salary recommendations to our Compensation Committee or our board of directors regarding salary increases for key executives.

COMPENSATION OF DIRECTORS

     Our directors do not receive any compensation for their services, however each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors' meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of May 12, 2005, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

     o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
     o    each of our directors;
     o the named executive officers in the Summary Compensation Table contained elsewhere in this Annual Report; and
     o    all of our directors and executive officers as a group.

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

                                                                                 AMOUNT AND NATURE
NAME AND ADDRESS                                                                    OF BENEFICIAL     PERCENT
OF BENEFICIAL OWNER(1)                                           TITLE OF CLASS  OWNERSHIP OF CLASS   OF CLASS
----------------------                                           --------------  ------------------   --------
Tony Shahbaz..................................................       Common         2,398,008(2)        52.5%
Steel Su......................................................       Common           575,511(3)        12.7%
Sung Ki Kim...................................................       Common           375,529(4)         8.3%
Daniel Yao....................................................       Common           342,868(5)         7.6%
Daniel Hou....................................................       Common           135,386(6)         3.0%
Steve Gillings................................................       Common             8,884(7)          *
All executive officers and directors as a group (5 persons)...       Common         3,460,657(8)        75.5%

------------
*    Less than 1.0%

(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Su, Hou and Yao are directors.

(2) Consists of: (i) 510,795 shares of common stock and 40,316 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

(3) Consists of 406,794 shares of common stock and 2,050 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.

(4) Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.

(5) Consists of 2,050 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.

(6) Consists of 2,050 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.

(7) Consists of 8,884 shares of common stock underlying options held individually by Mr. Gillings.

(8)  Includes 55,350 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2004.

                                                                                                          NUMBER OF SECURITIES
                                                                                                        REMAINING AVAILABLE FOR
                                                  NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                                  BE ISSUED UPON EXERCISE         EXERCISE PRICE           EQUITY COMPENSATION
                                                      OF OUTSTANDING          OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                                     OPTIONS, WARRANTS               WARRANTS             SECURITIES REFLECTED
                                                        AND RIGHTS                  AND RIGHTS               IN COLUMN (A))
PLAN CATEGORY                                               (A)                         (B)                        (C)
-------------                                     -----------------------     ----------------------    -----------------------
Equity compensation plans approved by
  security holders.............................           126,000                     $   3.67                   407,334
Equity compensation plans not approved
  by security holders .........................                --                     $     --                        --
Warrants issued for services...................            20,000                     $   5.00                        --
                                                      -----------                     --------                ----------
        Total                                             146,000                     $   3.85                   407,334

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders, subcontract manufacturers and suppliers. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee, so that the net handling fee is 3%, is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2004, $1.5 million of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. This trade credit facility is for an indefinite term, however, either party has the right to terminate the facility upon 30 days' written notice to the other party. As of December 31, 2004, we owed Lung Hwa Electronics $0 million in trade payables. During 2004, we purchased $2.5 million of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics.

     We believe that many of the terms available to us under our trade credit facility with Lung Hwa Electronics are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa Electronics extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa Electronics, the level of security provided by us to Lung Hwa Electronics was initially $1.5 million and is currently $0 for a $10.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

     Our relationship and our trade credit facility with Lung Hwa Electronics enables us to acquire products from manufacturers who we believe are some of the largest electronics manufacturers in the world. We buy products through Lung Hwa Electronics by using Lung Hwa Electronics' size and purchasing power as a source of credit strength. If we were to acquire these products directly from the manufacturers, we would likely be required to send payment in advance of shipment of those products. Due to our relatively small size, we would likely be unable to qualify for extended payment terms of even 30 days. Accordingly, we believe that our relationship and trade credit facility with Lung Hwa Electronics is likely unique, could not be replaced through a relationship with an unrelated third party and is important in enabling us to secure certain products that we sell.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2004, we owed BTC USA $7.3 million under this arrangement. As of December 31, 2003, we owed BTC USA $8.3 million under this arrangement. During 2004, we purchased $19.2 million of inventory from BTC USA. During 2003 we purchased $20.1 million of inventory from

BTC USA. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     We believe that many of the terms available to us under our Warehouse Services and Bailment Agreement with BTC USA are advantageous as compared to terms available from unrelated third parties. For example, this Agreement allows us to store up to $10.0 million of consigned inventory at our warehouse, without obligation to pay BTC USA for the inventory until 60 days after we take title to the inventory. We believe that it is unlikely that unrelated third parties would permit this consignment arrangement and that we would instead be subject to standard payment terms, the best of which would likely be 60-day payment terms; however, either payment in advance or within 30 days is more customary. Our $10.0 million line of credit with 60 days payment terms without interest may also permit terms better than we could obtain from unrelated third parties. The best payment terms under a line of credit with a unrelated third party subcontract manufacturer or supplier would likely be 60 day payment terms; however, payment in advance or within 30 days is more customary.

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

     We leased our previous facility, located in Santa Ana, California, from January 2001 through September 2003 from Alex Properties, an entity owned through late March 2003 by Mr. Shahbaz, our Chief Executive Officer, President, Secretary and Director, and Mr. Su, a director and beneficial owner of I/OMagic. In late March 2003, the ownership of Alex Properties was transferred to Mark Vakili as part of the settlement of a lawsuit. See "Business -- Legal Proceedings" elsewhere in this report. In 2003, we paid $86,000 to Alex Properties for rent while it was owned by Mr. Shahbaz and Mr. Su.

     We are a party to an employment agreement with Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director. See "Management -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES

     The following table sets forth the aggregate fees billed to us by Singer Lewak Greenbaum & Goldstein LLP for professional services rendered for the years ended December 31, 2004 and 2003

FEE CATEGORY                                             2004          2003
------------                                             ----          ----
Audit Fees.....................................      $  171,000    $  237,000
Audit-Related Fees.............................         349,000            --
Tax Fees.......................................          10,000        18,000
All Other Fees.................................              --            --
                                                     ----------    ----------
        Total                                        $  530,000    $  255,000

     AUDIT FEES. Consists of fees billed for professional services rendered for the audit of I/OMagic's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Singer Lewak Greenbaum & Goldstein LLP in connection with statutory and regulatory filings or engagements.

     AUDIT-RELATED FEES. Consists of fees billed for professional services for consents relating to I/OMagic's registration statement, and amendments thereto, on Form S-1.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                             INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                                                    AND SUPPLEMENTAL INFORMATION
                                                               DECEMBER 31, 2004

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................   F-2

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

    Restated Consolidated Balance Sheets..................................   F-3

    Restated Consolidated Statements of Operations........................   F-4

    Restated Consolidated Statements of Stockholders' Equity..............   F-5

    Restated Consolidated Statements of Cash Flows........................   F-6

    Notes to Restated Consolidated Financial Statements...................   F-8

SUPPLEMENTAL INFORMATION

    Report of Independent Registered Public Accounting Firm on
      Restated Financial Statement Schedule...............................  F-33

    Valuation and Qualifying Accounts--Schedule II........................  F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
I/OMagic Corporation and subsidiary
Irvine, California

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and subsidiary as of December 31, 2004 and 2003 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004, and for each of the two years in the period ended December 31, 2003 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/OMagic Corporation and subsidiary as of December 31, 2004 and 2003 (restated), and the results of their operations and their cash flows for the year ended December 31, 2004 and for each of the two years in the period ended December 31, 2003 (restated) in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the Company has restated its financial statements for each of the two years in the period ended December 31, 2003 for a correction of errors related to recording certain product returns, sales incentives and rebate promotions.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 18, 2005

                                                                                                   I/OMAGIC CORPORATION
                                                                                                         AND SUBSIDIARY
                                                                                            CONSOLIDATED BALANCE SHEETS


                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                                2004           2003
                                                                                            ------------   ------------
                                                                                                           (RESTATED)(1)
CURRENT ASSETS
    Cash and cash equivalents ...........................................................   $  3,587,807   $  4,005,705
    Restricted cash .....................................................................      1,044,339      2,185,664
    Accounts receivable, net of allowance for doubtful accounts of $24,946 and $20,553 ..     14,598,422     18,439,893
    Inventory, net of allowance for obsolete inventory of $1,463,214 and $505,029 .......      6,146,766      9,706,708
    Inventory in transit ................................................................        513,672             --
    Prepaid expenses and other current assets ...........................................        741,244        407,260
                                                                                            ------------   ------------
            Total current assets ........................................................     26,632,250     34,745,230
PROPERTY AND EQUIPMENT, net .............................................................        307,661        539,943
TRADEMARKS, net of accumulated amortization of $5,449,780 and $4,871,044 ................        499,800      4,774,635
OTHER ASSETS ............................................................................         27,032         52,984
                                                                                            ------------   ------------
            TOTAL ASSETS ................................................................   $ 27,466,743   $ 40,112,792
                                                                                            ============   ============

---------------
(1)  See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003
     Financial Statements."

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                                2004           2003
                                                                                            ------------   ------------
                                                                                                           (RESTATED)(1)
CURRENT LIABILITIES
    Line of credit ......................................................................   $  5,962,891   $  5,938,705
    Accounts payable and accrued expenses ...............................................      5,221,719      5,572,879
    Accounts payable - related parties ..................................................      7,346,596     10,370,119
    Reserves for product returns and sales incentives ...................................        573,570        812,258
    Current portion of settlement payable ...............................................             --      1,000,000
                                                                                            ------------   ------------
            Total liabilities ...........................................................     19,104,776     23,693,961
                                                                                            ------------   ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value 10,000,000 shares authorized
            Series A, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding              --             --
            Series B, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding              --             --
    Common stock, $0.001 par value 100,000,000 shares authorized 4,529,672 and 4,529,672
       shares issued and outstanding ....................................................          4,530          4,530
    Additional paid-in capital ..........................................................     31,557,988     31,557,988
    Treasury stock, 13,493 and 13,493 shares, at cost ...................................       (126,014)      (126,014)
    Accumulated deficit .................................................................    (23,074,537)   (15,017,673)
                                                                                            ------------   ------------
            Total stockholders' equity ..................................................      8,361,967     16,418,831
                                                                                            ------------   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 27,466,743   $ 40,112,792
                                                                                            ============   ============

---------------
(1)  See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003
     Financial Statements."


                       The accompanying Notes are an integral part of these financial statements.


                                                          F-3

                                                                                       I/OMAGIC CORPORATION
                                                                                             AND SUBSIDIARY
                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2004            2003            2002
                                                               ------------    ------------    ------------
                                                                               (RESTATED)(1)   (RESTATED)(1)
NET SALES ..................................................   $ 44,396,551    $ 63,587,454    $ 80,952,712
COST OF SALES ..............................................     41,418,750      54,643,371      73,564,456
                                                               ------------    ------------    ------------
GROSS PROFIT ...............................................      2,977,801       8,944,083       7,388,256
                                                               ------------    ------------    ------------
OPERATING EXPENSES
        Selling, marketing, and advertising ................      1,008,248       1,507,222       1,437,704
        General and administrative .........................      5,343,125       6,461,613       7,360,904
        Depreciation and amortization ......................        833,545       1,268,077       1,223,837
         Impairment of trademarks ..........................      3,696,099              --              --
                                                               ------------    ------------    ------------
                Total operating expenses ...................     10,881,017       9,236,912      10,022,445
                                                               ------------    ------------    ------------
LOSS FROM OPERATIONS .......................................     (7,903,216)       (292,829)     (2,634,189)
                                                               ------------    ------------    ------------
OTHER INCOME (EXPENSE)
        Interest income ....................................            430             378           2,047
        Interest expense ...................................       (201,310)       (248,754)       (385,948)
        Currency transaction gain (loss) ...................         49,764          55,693              --
        Settlement expense and related legal costs .........             --              --      (5,179,891)
        Gain (loss) on disposal of property and equipment ..             --             (61)         38,759
        Other income (expense) .............................             --          (1,593)             --
                                                               ------------    ------------    ------------
                Total other income (expense) ...............       (151,116)       (194,337)     (5,525,033)
                                                               ------------    ------------    ------------
LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES ......     (8,054,332)       (487,166)     (8,159,222)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ..................          2,532         (27,148)        685,372
                                                               ------------    ------------    ------------
NET LOSS ...................................................   $ (8,056,864)   $   (460,018)   $ (8,844,594)
                                                               ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE ...........................   $      (1.78)   $      (0.10)   $      (1.95)
                                                               ============    ============    ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING ......      4,529,672       4,529,672       4,528,894
                                                               ============    ============    ============


---------------
(1)  See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2000, 2001, 2002
     and 2003 Financial Statements."


                 The accompanying Notes are an integral part of these financial statements.


                                                    F-4

                                                                                                               I/OMAGIC CORPORATION
                                                                                                                     AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                PREFERRED STOCK
                                                             SERIES A     ----------------------------    SERIES B
                                                           ------------                                 ------------
                                                                           ADDITIONAL                                   ADDITIONAL
                                                                             PAID-IN                                      PAID-IN
                                               SHARES         AMOUNT         CAPITAL        SHARES         AMOUNT         CAPITAL
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001 AS
    ORIGINALLY STATED......................      875,000   $        875   $  6,999,125        250,000   $        250   $  1,999,750
OPENING BALANCE ADJUSTMENT ................           --             --             --             --             --             --
BALANCE, DECEMBER 31, 2001 (RESTATED)(1) ..      875,000            875      6,999,125        250,000            250      1,999,750
PURCHASE OF TREASURY STOCK ................           --             --             --             --             --             --
REPURCHASE OF SERIES A - REDEEMABLE
    CONVERTIBLE PREFERRED STOCK ...........     (875,000)          (875)    (6,999,125)            --             --             --
REPURCHASE OF SERIES B - REDEEMABLE
    CONVERTIBLE PREFERRED STOCK ...........           --             --             --       (250,000)          (250)    (1,999,750)
ISSUANCE OF COMMON STOCK IN CONNECTION
    WITH THE EXERCISE OF WARRANTS .........           --             --             --             --             --             --
NET LOSS ..................................           --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2002 (RESTATED)(1) ..           --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
PURCHASE OF TREASURY STOCK ................           --             --             --             --             --             --
NET LOSS ..................................           --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003 (RESTATED)(1) ..           --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
NET LOSS ..................................           --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004 ................           --   $         --   $         --             --   $         --   $         --
                                            ------------   ------------   ------------   ------------   ------------   ------------


                                                                                                           (CONTINUED ON PAGE F-5A)


                                                                F-5

                                                                                                          (CONTINUED FROM PAGE F-5)


                                                   COMMON STOCK            ADDITIONAL
                                            ---------------------------     PAID-IN       TREASURY     ACCUMULATED
                                               SHARES         AMOUNT        CAPITAL        STOCK         DEFICIT          TOTAL
                                            ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001 AS
    ORIGINALLY STATED......................    4,528,839   $      4,529  $ 31,557,359   $         --   $(14,446,237)  $ 26,115,651
OPENING BALANCE ADJUSTMENT ................           --             --            --             --        733,176        733,176
BALANCE, DECEMBER 31, 2001 (RESTATED)(1) ..    4,528,839          4,529    31,557,359             --    (13,713,061)    26,848,827
PURCHASE OF TREASURY STOCK ................           --             --            --        (42,330)            --        (42,330)
REPURCHASE OF SERIES A - REDEEMABLE
    CONVERTIBLE PREFERRED STOCK ...........           --             --            --             --      6,222,222       (777,778)
REPURCHASE OF SERIES B - REDEEMABLE
    CONVERTIBLE PREFERRED STOCK ...........           --             --            --             --      1,777,778       (222,222)
ISSUANCE OF COMMON STOCK IN CONNECTION
    WITH THE EXERCISE OF WARRANTS .........          833              1           629             --             --            630
NET LOSS ..................................           --             --            --             --     (8,844,594)    (8,844,594)
                                            ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2002 (RESTATED)(1) ..    4,529,672          4,530    31,557,988        (42,330)   (14,557,655)    16,962,533
                                            ------------   ------------  ------------   ------------   ------------   ------------
PURCHASE OF TREASURY STOCK ................           --             --            --        (83,684)            --        (83,684)
NET LOSS ..................................           --             --            --             --       (460,018)      (460,018)
                                            ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003 (RESTATED)(1) ..    4,529,672          4,530    31,557,988       (126,014)   (15,017,673)    16,418,831
                                            ------------   ------------  ------------   ------------   ------------   ------------
NET LOSS ..................................           --             --            --             --     (8,056,864)    (8,056,864)
                                            ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004 ................    4,529,672   $      4,530  $ 31,557,988   $   (126,014)  $(23,074,537)  $  8,361,967
                                            ------------   ------------  ------------   ------------   ------------   ------------


---------------
(1)  See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial
     Statements."


                             The accompanying Notes are an integral part of these financial statements.


                                                                F-5A

                                                                                                    I/OMAGIC CORPORATION
                                                                                                          AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                2004            2003            2002
                                                                            ------------    ------------    ------------
                                                                                            (RESTATED)(1)   (RESTATED)(1)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .............................................................   $ (8,056,864)   $   (460,018)   $ (8,844,594)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
         Depreciation and amortization ..................................        254,809         689,341         307,505
         (Gain) loss on disposal of property and equipment ..............             --              61         (38,759)
         Amortization of trademarks .....................................        578,736         578,736         916,332
         Impairment of trademarks .......................................      3,696,099              --              --
         Allowance for doubtful accounts ................................        200,000       1,478,089       1,300,000
         Reserves for product returns and sales incentives ..............       (238,688)        282,176      (1,587,257)
         Reserves for obsolete inventory ................................      2,046,217         125,000       1,670,200
         Valuation allowance on deferred income taxes ...................             --              --         777,045
         (Increase) decrease in
            Accounts receivable .........................................      3,641,471        (862,783)      7,489,342
            Inventory ...................................................      1,000,052        (916,430)      1,426,227
            Prepaid expenses and other current assets ...................       (333,984)       (378,304)      2,263,469
            Other assets ................................................         25,952         (27,032)         14,288
         Increase (decrease) in
            Accounts payable and accrued expenses .......................       (351,160)     (1,712,369)     (3,467,787)
            Accounts payable--related parties ...........................     (3,023,523)      7,762,841      (2,965,802)
            Settlement payable ..........................................     (1,000,000)     (3,000,000)      4,000,000
                                                                            ------------    ------------    ------------
   Net cash provided by (used in) operating activities ..................     (1,560,883)      3,559,308       3,260,209
                                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment ....................             --             500          74,000
    Restricted cash .....................................................      1,141,325          (3,632)     (2,182,032)
    Purchase of property and equipment ..................................        (22,526)       (170,776)       (135,597)
                                                                            ------------    ------------    ------------
    Net cash provided by (used in) investing activities .................      1,118,799        (173,908)     (2,243,629)
                                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) on line of credit .........................         24,186      (4,434,122)        750,586
    Payments on capital lease obligations ...............................             --              --         (10,978)
    Purchase of treasury stock ..........................................             --         (83,684)        (42,330)
    Payments on repurchase of redeemable convertible preferred stock ....             --              --      (1,000,000)
    Proceeds from exercise of warrants ..................................             --              --             630
                                                                            ------------    ------------    ------------
Net cash provided by (used in) financing activities .....................         24,186      (4,517,806)       (302,092)
                                                                            ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ....................       (417,898)     (1,132,406)        714,488
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      4,005,705       5,138,111       4,423,623
                                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $  3,587,807    $  4,005,705    $  5,138,111
                                                                            ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID ...........................................................   $    192,488    $    229,379    $    363,171
                                                                            ============    ============    ============
INCOME TAXES PAID (REFUNDED) ............................................   $      2,532    $     (3,083)   $    (91,055)
                                                                            ============    ============    ============

---------------
(1)  See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2000, 2001, 2002 and 2003
     Financial Statements."


                        The accompanying Notes are an integral part of these financial statements.


                                                           F-6

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company did not have any non-cash transactions during the year ended December 31, 2004 and 2003.

     During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

o Paid $1.0 million to repurchase 875,000 shares of Series A redeemable convertible preferred stock and 250,000 shares of Series B redeemable convertible preferred stock, valued at $7.0 million and $2.0 million, respectively. The gain on repurchase of $8.0 million was netted against accumulated deficit in the consolidated balance sheet.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

     I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develops, manufactures through subcontractors or obtains from suppliers, markets, and distributes data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers. On July 6, 2004 the Company completed the merger of its wholly owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

NOTE 2 - RESTATEMENT OF 2000, 2001, 2002 AND 2003 FINANCIAL STATEMENTS

     The Company previously accounted for its sales incentives by reducing gross sales at the time sales incentives were offered to its retailers. Upon further examination of its accounting methodology for sales incentives, and a quantitative analysis of its historical sales incentives, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that it should have estimated and recorded sales incentives at the time its products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of the Company's sales incentive history, the Company should have been assessing its revenue recognition criteria to determine whether it was able to effectively estimate or determine its eventual sales price. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 2002 and 2003 and has restated the financial information below for the years ended December 31, 2001, 2002 and 2003.

     The Company previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. The Company conducted a quantitative analysis of its historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, the Company determined that it made an error in its method of estimating product returns. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 2002 and 2003 and has restated the financial information below for the years ended December 31, 2001, 2002 and 2003.

     The Company previously accounted for an adjustment reducing rebate promotions for $1.5 million in the year 2002 as a change in estimate. The Company determined that it had made an error in its accounting for the adjustment and reallocated the adjustment to the years 1998 through 2002 based on the pro-rata amount of rebate promotions recorded in each of those years. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the years ended December 31, 2002 and 2003 and has restated the financial information below for the years ended December 31, 2000, 2001, 2002 and 2003.

     The Company has recalculated its provision for income taxes for the years ended December 31, 2001 and 2002 as a result of the restatements for sales incentives, product returns and rebate promotions, and has restated the financial information below for the years ended December 31, 2000, 2001, 2002 and 2003.

     The effects of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, accounts payable and accrued expenses, and stockholders' equity as of and for the year ended December 31, 2000 are as follows:

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                          AS ORIGINALLY    RESTATEMENT
                                                             REPORTED      ADJUSTMENTS     AS RESTATED
                                                             --------      -----------     -----------
Net sales .............................................   $ 60,805,437    $    242,664    $ 61,048,101
Cost of sales .........................................     53,126,489              --      53,126,489
Gross profit ..........................................      7,678,948         242,664       7,921,612
Net income (loss) .....................................   $ (6,410,849)   $    242,664    $ (6,168,185)

PROFIT (LOSS) PER COMMON SHARE:
   Basic ..............................................   $      (2.44)   $       0.09    $      (2.35)
   Diluted ............................................   $      (2.44)   $       0.09    $      (2.35)
Accounts payable and accrued expenses .................   $  5,584,951    $   (563,400)   $  5,021,551
Stockholders' equity ..................................   $ 22,659,571    $    563,400    $ 23,222,971

NOTE 2 - RESTATEMENT OF 2000, 2001, 2002 AND 2003 FINANCIAL STATEMENTS
(CONTINUED)

     The effects of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, reserves for product returns, sales incentives and rebate promotions, accounts payable and accrued expenses, and stockholders' equity as of and for the year ended December 31, 2001 are as follows:

                                                          AS ORIGINALLY    RESTATEMENT
                                                             REPORTED      ADJUSTMENTS     AS RESTATED
                                                             --------      -----------     -----------
Net sales .............................................   $ 67,788,959    $    323,352    $ 68,112,311
Cost of sales .........................................     62,776,334        (824,693)     61,951,641
Gross profit ..........................................      5,012,625       1,148,045       6,160,670
Provision for income taxes ............................          3,000         978,266         981,266
Net income (loss) .....................................   $ (5,547,645)   $    169,779    $ (5,377,866)

PROFIT (LOSS) PER COMMON SHARE:
   Basic ..............................................   $      (1.23)   $       0.04    $      (1.19)
   Diluted ............................................   $      (1.23)   $       0.04    $      (1.19)
Reserves for product returns and sales incentives .....   $  2,605,679    $   (488,343)   $  2,117,336
Accounts payable and accrued expenses .................   $ 12,027,498    $ (1,223,102)   $ 10,804,396
Stockholders' equity ..................................   $ 17,115,651    $    733,179    $ 17,848,830

     The effects of the restatement on net sales, cost of sales, gross profit, provision for (benefit from) income taxes, net loss, basic and diluted loss per common share, reserves for product returns, sales incentives and rebate promotions, and stockholders' equity as of and for the year ended December 31, 2002 are as follows:

                                                          AS ORIGINALLY    RESTATEMENT
                                                             REPORTED      ADJUSTMENTS     AS RESTATED
                                                             --------      -----------     -----------
Net sales .............................................   $ 83,529,708    $ (2,576,996)   $ 80,952,712
Cost of sales .........................................     74,665,823      (1,101,367)     73,564,456
Gross profit ..........................................      8,863,885      (1,475,629)      7,388,256
Provision for (benefit from) income taxes .............      1,663,638        (978,266)        685,372
Net loss ..............................................   $ (8,347,231)   $   (497,363)   $ (8,844,594)

LOSS PER COMMON SHARE:
   Basic ..............................................   $      (1.84)   $      (0.11)   $      (1.95)
   Diluted ............................................   $      (1.84)   $      (0.11)   $      (1.95)
Reserves for product returns and sales incentives .....   $    765,898    $   (235,816)   $    530,082
Stockholders' equity ..................................   $ 16,726,720    $    235,816    $ 16,962,536

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT OF 2000, 2001, 2002 AND 2003 FINANCIAL STATEMENTS
(CONTINUED)

     The effects of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, reserves for product returns, sales incentives and rebate promotions, and stockholders' equity as of and for the year ended December 31, 2003 are as follows:

                                                              AS ORIGINALLY    RESTATEMENT
                                                                 REPORTED      ADJUSTMENTS     AS RESTATED
                                                                 --------      -----------     -----------

     Net sales ............................................   $ 62,222,513    $  1,364,941    $ 63,587,454
     Cost of sales ........................................     53,083,729       1,559,642      54,643,371
     Gross profit .........................................      9,138,784        (194,701)      8,944,083
     Net income (loss) ....................................   $   (265,317)   $   (194,701)   $   (460,018)

     PROFIT (LOSS) PER COMMON SHARE:
        Basic .............................................   $      (0.06)   $      (0.04)   $      (0.10)
        Diluted ...........................................   $      (0.06)   $      (0.04)   $      (0.10)
     Reserves for product returns, sales incentives and
       rebate promotions ..................................   $    853,373    $    (41,115)   $    812,258
     Stockholders' equity .................................   $ 16,377,717    $     41,115    $ 16,418,832

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of I/OMagic and its subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

     Stock Split
     -----------

     On December 6, 2002, the Company amended its Articles of Incorporation to effect a 1-for-15 reverse stock split as of December 20, 2002. All share and per share data have been retroactively restated to reflect this reverse stock split.

     Revenue Recognition
     -------------------

     The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins." Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company applies the specific provisions of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists." Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of the Company's agreement with a particular retailer. The criteria for revenue recognition in SFAS No. 48 are satisfied as follows: the sales price is substantially fixed or determinable at the date of sale; there is an obligation by the retailer to pay the Company which is not contingent upon resale of the product by the retailer and which does not change if the product is stolen or damaged while in the retailer's possession; the retailer has separate economic substance (is an independent third party unaffiliated with the Company); the Company does not have significant obligations to the retailer for future performance at the time of sale to directly bring about the sale of the product by the retailer; and, the amount of future returns can be reasonably estimated (based upon the Company's prior periods' actual returns). For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when the Company's retailers sell its products to retail customers, at which point the retailers incur an obligation to pay the Company.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)
     -------------------------------

     In accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor's Products," the Company reduces its product revenue for marketing promotions, Market Development Fund and Cooperative Advertising costs.

     The Company recognizes revenue under three primary sales models: a standard terms sales model, a consignment sales model and a special terms sales model. The Company generally uses one of these three primary sales models, or some combination of these sales models, with each of its retailers. Under each of these sales models the Company's payment terms are explicitly stated and agreed to by the Company and the retailer before goods are shipped, thereby making our fee fixed or determinable before revenue is recognized.

     STANDARD TERMS

     Under the Company's standard terms sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer. The Company's standard terms are typically net 60 days from the transfer of title to the products to a retailer. The Company typically collects payment from a retailer within 60 to 75 days from the transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of the Company's agreement with a particular retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on purchase orders generated by a retailer and accepted by the Company. A retailer's obligation to pay the Company for products sold to it under the Company's standard terms sales model is not contingent upon the resale of those products. The Company recognizes revenue for standard terms sales at the time title to products is transferred to a retailer, net of an estimate for sales incentives, rebates and returns.

     CONSIGNMENT

     Under the Company's consignment sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days following notification to the Company by the retailer of the resale of those products. Retailers notify the Company of their resale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to the Company by retailers relating to their resale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, the Company typically collects payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, the Company typically collects payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's resale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to the Company. Except in the case of theft or damage, a retailer's obligation to pay the Company for products transferred under the Company's consignment sales model is entirely contingent upon the resale of those products. Products held by a retailer under the Company's consignment sales model are recorded as the Company's inventory at offsite locations until their resale by the retailer. Because the Company retains title to products in its consignment sales channels until their resale by a retailer, revenue is not recognized until the time of resale. Accordingly, price modifications to inventory maintained in the Company's consignment sales channels do not have an effect on the timing of revenue recognition. The Company recognizes revenue for consignment sales in the period during which resale occurs.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SPECIAL TERMS

     Under the Company's special terms sales model, the payment terms for the purchase of the Company's products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of the Company's negotiations is a special agreement with a retailer that defines how and when transfer of title occurs and risk of ownership shifts to the retailer.

     The Company ordinarily does not offer any rights of return or rebates for products sold under its special terms sales model. A retailer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by the Company. The Company's payment terms are ordinarily shorter under its special terms sales model than under its standard terms or consignment sales models and the Company typically requires payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. However, under its special terms sales model, the Company often requires payment in advance or at the time of transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of the Company's agreement with the retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on the Company's agreement with a retailer. A retailer's obligation to pay the Company for products sold to it under the Company's special terms sales model is not contingent upon the resale of those products. The Company recognizes revenue for special terms sales at the time title to products is transferred to a retailer.

     Comprehensive Income
     --------------------

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2004, 2003, and 2002, comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

     Foreign Currency
     ----------------

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

     Restricted Cash
     ---------------

     Cash of $1,044,339 and $2,085,664 at December 31, 2004 and December 31, 2003, respectively, was restricted to pay down any outstanding balance on the Company's line of credit with United National Bank.

     Cash of $100,000 at December 31, 2003, which was used to back a Letter of Credit with a retailer, was considered restricted.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventory
     ---------

     Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method or market.

     Product Warranties
     ------------------

     The Company's products are subject to limited warranties ranging in duration of up to one year. These warranties cover only repair or replacement of the product. The Company's subcontract manufacturers and suppliers provide the Company with warranties of a duration at least as long as the warranties provided by the Company to consumers. The warranties provided by the Company's subcontract manufacturers and suppliers cover repair or replacement of the product. The Company has a specific right of offset against its subcontract manufacturers and suppliers for defective products, therefore the amount of the Company's warranty claims is not material.

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

     Trademarks
     ----------

     The Hi-Val(R) and Digital Research Technologies(R) trademarks acquired in April 2000 were originally being amortized over a 5-year period. A valuation by an independent third party in early 2002 established that the trademarks had an additional 10-year life. Therefore, effective with the second quarter 2002, the Company extended the amortization period by ten years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable.

     In accordance with SFAS No. 142, "Goodwill and other Intangible Assets," the Company engaged an independent third party to conduct its required valuation on the trademarks for possible impairment as of December 31, 2004. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company wrote down the value of the trademarks by $3,696,099 as of December 31, 2004. This writedown will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

     Accounting for the Impairment of Long-Lived Assets
     --------------------------------------------------

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2004, 2003, and 2002 other than the impairment of the Company's Hi-Val(R) and Digital Research Technologies(R) trademarks during the year ended December 31, 2004.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments
     -----------------------------------

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, line of credit, accounts payable and accrued expenses, accounts payable--related parties, reserve for customer returns and allowances, and settlement payable, the carrying amounts approximate fair value due to their short maturities.

     Stock-Based Compensation
     ------------------------

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

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the year ended December 31, 2004 options to purchase up to 126,375 shares of common stock of the Company were granted. For the years ended December 31, 2003 and 2002, options were not granted.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                          2004             2003             2002
                                                                          ----             ----             ----
                                                                                      (RESTATED)(1)    (RESTATED)(1)
Net loss
    As reported                                                      $  (8,056,864)   $    (460,018)   $  (8,844,594)
    Add stock based compensation expense included in net
      income, net of tax                                                        --               --               --
    Deduct total stock based employee compensation expense
        determined under fair value method for all awards,
        net of tax                                                         (75,673)              --          (88,880)
                                                                     -------------    -------------    -------------
    PRO FORMA                                                        $  (8,132,537)   $    (460,018)   $  (8,933,474)
                                                                     -------------    -------------    -------------
Earnings per common share
    Basic - as reported                                              $       (1.78)   $       (0.10)   $       (1.95)
    Basic - pro forma                                                $       (1.80)   $       (0.10)   $       (1.97)
    Diluted - as reported                                            $       (1.78)   $       (0.10)   $       (1.95)
    Diluted - pro forma                                              $       (1.80)   $       (0.10)   $       (1.97)

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising Costs
     -----------------

     The Company expenses advertising costs as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising costs were $262,584, $160,000 and $3,500, respectively.

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

     The following potential common shares have been excluded from the computations of diluted net income (loss) per share for the years ended December 31, 2004, 2003, and 2002 because the effect would have been anti-dilutive.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                    2004       2003       2002
                                                    ----       ----       ----
     Stock options outstanding                     126,000         --     20,000
     Warrants outstanding                           20,000     40,008         --
     Redeemable convertible preferred stock             --         --         --
                                                  --------   --------   --------
             TOTAL                                 146,000     40,008     20,000
                                                  ========   ========   ========

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Sales Incentive Reserve
     -----------------------

     From time to time, the Company enters into agreements with certain retailers regarding price decreases that are determined by the Company in its sole discretion. These agreements allow those retailers (subject to limitations) a credit equal to the difference between the Company's current price and its new reduced price on units in the retailers' inventories or in transit to the retailers on the date of the price decrease.

     The Company records an estimate of sales incentives based on its actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold. The Company also records a corresponding accrual for its estimated sales incentive liability. This accrual--the Company's sales incentive reserve--is reduced by deductions on future payments taken by the Company's retailers relating to actual sales incentives.

     At the end of each quarterly period, the Company analyzes its existing sales incentive reserve and applies any necessary adjustments based upon actual or expected deviations in sales incentive rates from the Company's applicable historical sales incentive rates. The amount of any necessary adjustment is based upon the amount of the Company's remaining field inventory, which is calculated by reference to the Company's actual field inventory last conducted, plus inventory-in-transit and less estimated product sell-through. The amount of the Company's sales incentive liability for each product is equal to the amount of remaining field inventory for that product multiplied by the difference between the Company's current price and its new reduced price to its retailers for that product. This data, together with all data relating to all sales incentives granted on products in the applicable period, is used to adjust the Company's sales incentive reserve established for the applicable period.

     In 2004, the Company's sales incentives were $2.5 million, or 4.2% of gross sales, all of which was offset against gross sales, as compared to $2.9 million, or 3.5% of gross sales, in 2003, all of which was offset against gross sales. In 2002, the Company's sales incentives were $5.3 million, or 5.1% of gross sales, all of which was offset against gross sales.

     Rebate Promotions Accruals
     --------------------------

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

     For the year 2002, the rebate promotions accrual initially was reduced by $1.5 million due to a change in estimate of the Company's promotion liability. The Company has restated its financial statements for 2000, 2001 and 2002 to allocate the $1.5 million reduction based upon rebate promotions expenses in those years.

     Market Development Fund/Cooperative Advertising Accruals
     --------------------------------------------------------

     The Company has agreements with certain retailers in which the retailer is allowed to use a set percentage of its purchases of the Company's products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of the Company's products. Each period the Company reduces sales by the estimated amounts to be deducted by the retailers on future payments with a corresponding increase in the accrual for the estimated liability.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Product Returns
     ---------------

     The Company has a limited 90-day to one year time period for product returns from end-users; however, its retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. The Company allows its retailers to return damaged or defective products to it following a customary return merchandise authorization process. The Company has no informal return policies. The Company utilizes actual historical return rates to determine its allowance for returns in each period. Gross sales is reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding accrual for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

     As noted above, the Company's return rate is based upon its past history of actual returns and the Company estimates amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. The Company's historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. The Company also compares this life-to-date return rate to its trailing 18-month return rate to determine whether any material changes in the Company's return rate have occurred that may not be reflected in the life-to-date return rate. The Company believes that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides the Company with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides it with a period of time that is short enough to account for recent technological shifts in the Company's product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, the Company will make appropriate adjustments to its estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation; a new product line, within a product category, that needs time to better reflect its return performance; and other factors. For the years ended December 31, 2004, 2003, and 2002, the Company had reserves for product returns totaling $270,706, $364,989, and $498,232, respectively, which reflect the estimated gross margin effect for future returns.

     The Company's warranty terms under its arrangements with its suppliers are that any product that is returned by a retailer or retail customer as defective can be returned by the Company to the supplier for full credit against the original purchase price. The Company incurs only minimal shipping costs to its suppliers in connection with the satisfaction of its warranty obligations.

     Inventory Obsolescence Allowance
     --------------------------------

     The Company's warehouse supervisor, production supervisor and production manager physically review the Company's warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. The Company considers products that have not been sold within six months to be slow moving. Product that is no longer compatible with current hardware or software is considered obsolete. The potential for re-sale of slow moving and obsolete inventories is considered through market research, analysis of the Company's retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. The Company utilizes the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of the Company's slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as the Company believes such reductions are permanent declines in the market price of its products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while the Company continues to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, the Company reduces the reserve by proceeds from the sale of the products.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventory Adjustments
     ---------------------

     The Company's warehouse supervisor, production supervisor and production manager physically review the Company's warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company's subcontract manufacturers and suppliers) which are considered obsolete or damaged are reviewed by these personnel together with the Company's Controller or Chief Financial Officer. At the discretion of the Company's Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company's detail inventory report and its general ledger are reconciled by the Company's Controller and any variances result in a corresponding inventory adjustment.

     Allowance for Doubtful Accounts
     -------------------------------

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its retailers to make required payments. If the financial condition of the Company's retailers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. Since the Company's current retailers are national retailers with a good payment history with the Company, its allowance for doubtful accounts is minimal.

     The Company performs periodic credit evaluations of its retailers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. Management is currently assessing the impact of this statement on its financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. This statement is not applicable to the Company.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

     Reclassifications
     -----------------

     Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net loss.

NOTE 4 - RISKS AND UNCERTAINTIES

     Technological Obsolescence
     --------------------------

     The data storage and digital entertainment industries are characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheets.

     Reliance on Independent and Related Party Manufacturers/Subcontractors/ Suppliers
     -----------------------------------------------------------------------

     The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent and related party manufacturers/subcontractors/suppliers may manufacture and supply products for the Company's existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company's "agreement" with the manufacturer or supplier. Therefore, any of these companies could terminate their relationships with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its retailers.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONCENTRATIONS OF RISK

     Cash and Cash Equivalents
     -------------------------

     The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2004 and 2003, balances totaling $4,404,578 and $6,375,233, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Retailers
     ---------

     During the year ended December 31, 2004, the Company had net sales to five major retailers that represented 32%, 17%, 11%, 10% and 10% of net sales. As of December 31, 2004, accounts receivable from these five retailers were 57%, 6%, 0%, 3% and 16% of accounts receivable, respectively.

     During the year ended December 31, 2003, the Company had net sales to five major retailers that represented 29%, 14%, 10%, 10% and 10% of net sales. As of December 31, 2003, accounts receivable from these five retailers were 13%, 4%, 8%, 7% and 17% of accounts receivable, respectively.

     During the year ended December 31, 2002, the Company had net sales to four major retailers that represented 29%, 25%, 16%, and 15% of net sales. As of December 31, 2002, accounts receivable from these four retailers were 25%, 28%, 17%, and 16% of accounts receivable, respectively.

     Suppliers
     ---------

     During the year ended December 31, 2004, the Company purchased inventory from one related party vendor that represented 55% of purchases. In addition, the Company purchased inventory from a second vendor that represented 13% of purchases. As of December 31, 2004, there was one supplier that represented 85% of accounts payable - related parties.

     During the year ended December 31, 2003, the Company purchased inventory from two related party vendors that represented 45% and 26% of purchases. In addition, the Company purchased inventory from a third vendor that represented 13% of purchases. As of December 31, 2003, there were two suppliers that represented 69% and 17% of accounts payable - related parties.

     During the year ended December 31, 2002, the Company purchased inventory from two related party vendors that represented 47% and 18% of purchases. As of December 31, 2002, there were two suppliers that represented 60% and 12% of accounts payable and accounts payable--related parties.

NOTE 6 - INVENTORY

     Inventory as of December 31, 2004 and 2003 consisted of the following:

                                                  DECEMBER 31,
                                                  ------------
                                              2004             2003
                                              ----             ----

          Component parts                 $  2,123,173    $  3,658,140
          Finished goods--warehouse          2,614,202       2,317,765
          Finished goods--consigned          2,872,605       4,235,832
          Reserves for inventory            (1,463,214)       (505,029)
                                          ------------    ------------
                  TOTAL                   $  6,146,766    $  9,706,708
                                          ============    ============

     Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2004 and 2003 consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                         2004           2003
                                                         ----           ----
          Computer equipment and software            $ 1,051,485   $ 1,041,979
          Warehouse equipment                             55,238        55,238
          Office furniture and equipment                 266,889       264,629
          Vehicles                                        91,304        91,304
          Leasehold improvements                          98,780        88,020
                                                     -----------   -----------
                                                       1,563,696     1,541,170
          Less accumulated depreciation
            and amortization                           1,256,035     1,001,227
                                                     -----------   -----------
          TOTAL                                      $   307,661   $   539,943
                                                     ===========   ===========

     For the years ended December 31, 2004, 2003, and 2002, depreciation and amortization expense was $254,808, $689,341 and $307,505, respectively. Included in depreciation and amortization expense for the year ended December 31, 2003 is $389,000 related to the accelerated amortization of the leasehold improvements at the Company's prior Santa Ana facility. At the beginning of 2003, the Company decided to move to a larger facility by the end of September 2003 and therefore amortized the remaining leasehold improvements balance at December 31, 2002 through September 2003.

NOTE 8 - TRADEMARKS

     Trademarks as of December 31, 2004 and 2003 consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                         2004           2003
                                                         ----           ----
          Trademarks                                 $ 9,645,679   $ 9,645,679
          Less writedown                               3,696,099            --
          Less accumulated amortization                5,449,780     4,871,044
                                                     -----------   -----------
          TOTAL                                      $   499,800   $ 4,774,635
                                                     ===========   ===========

     For the years ended December 31, 2004, 2003, and 2002, amortization expense was $578,736, $578,736 and $916,332, respectively. In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2004. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company recorded an impairment of the value of the trademarks of $3,696,099 as of December 31, 2004. This impairment will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 2004 and 2003 consisted of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                         2004           2003
                                                         ----           ----
                                                                   (RESTATED)(1)
          Accounts payable                           $ 1,282,082   $ 2,525,509
          Accrued rebates and marketing                3,231,655     2,369,544
          Accrued compensation and related benefits      158,896       192,002
          Other                                          549,086       485,824
                                                     -----------   -----------
          TOTAL                                      $ 5,221,719   $ 5,572,879
                                                     ===========   ===========

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - LINE OF CREDIT

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

     On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company's assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in THE WALL STREET JOURNAL plus 0.75%. As of December 31, 2004, the interest rate was 6.00%. The agreement also calls for the Company to be in compliance with certain financial covenants. As of December 31, 2004, the Company was in compliance with all financial covenants except the financial covenant that the Company's tangible net worth be at least $10.5 million and the financial covenant that the Company make at least $1 in the year 2004.

     The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of December 31, 2004 and 2003 was $5,962,891 and $5,938,705, respectively. The amount available to the Company for borrowing as of December 31, 2004 was $37,109. On March 9, 2005 the line of credit with United National Bank was replaced by a line of credit from GMAC Commercial Finance (see Note 19 - Subsequent Events).

NOTE 11 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

     In connection with a 1997 Strategic Alliance Agreement, the Company has available a trade line of credit with a related party for purchases up to $2.0 million. Purchases are non-interest bearing and are due 75 days from the date of receipt. The credit agreement can be terminated or changed at any time. As of December 31, 2003, there was $0 in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

     Pursuant to an oral agreement, the Company also has available an additional trade line of credit with a related party that provides a trade credit facility of up to $3.0 million carrying net 60 day terms, as defined. As of December 31, 2003, there was $0 in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

     In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 may be applied against outstanding accounts payables to the related party after six months. As of December 31, 2004, $1.5 million had been applied against outstanding accounts payables to the related party. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice. Otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. As of December 31, 2004, there were $0 in trade payables under this arrangement.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - TRADE CREDIT FACILITIES WITH RELATED PARTIES (CONTINUED)

     In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During 2004, 2003 and 2002 the Company purchased $19.2 million, $20.1 million and $10.0 million of inventory, respectively, under this or prior arrangements from this related party. As of December 31, 2004 and December 31, 2003, there were $7,346,596 and $8,322,946, respectively, in trade payables outstanding under this arrangement.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through December 2008.

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

     Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2004 are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------
               2005                        $    368,771
               2006                             227,686
               2007                               5,820
               2008                               5,820
                                           ------------
               TOTAL                       $    608,097
                                           ============

     Rent expense was $366,574, $420,425 and $431,590 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying statements of income.

     Service Agreements
     ------------------

     Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2004, 2003, and 2002, the Company incurred expenses of $364,588, $333,982, and $349,056, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Employment Contract
     -------------------

     The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the years ended December 31, 2004, 2003, and 2002, bonuses totaling $60,702, $28,259, and $89,067, respectively, were paid under the terms of this agreement. As of December 31, 2004 and 2003, the accrued bonuses were $0 and $0, respectively.

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

     In May 2001, the Company entered into an agreement to pay certain market development and advertising funds. The agreement provided that the Company was to pay $6.0 million in marketing expenses to a retailer in connection with the retailer's purchase of $60 million in products over a period of one year. In June 2001, the Company began selling to and recognizing revenue from the retailer. All revenue recognized under the terms of this agreement was offset by a proportionate amount of marketing and promotional funds allocated to the same periods in which the revenue was recognized. From June to December 2001, the Company recorded $3.8 million of the market development and advertising funds. This amount directly correlated to the revenue recognized during those periods and the Company netted the same amount against its revenues for those periods. The term of the agreement continued into 2002 and from January to November 2002, the Company recorded $2.1 million of the market development and advertising funds. This amount directly correlated to the revenue recognized during those periods and the Company netted the same amount against its revenues for those periods. The market development and advertising funds were primarily used by the retailer to launch the Company's products through sales promotions, printed media and weekly sales circulars distributed by the retailer. After the aggregate $60 million sales amount was achieved, the Company discontinued all sales and promotional activities under this agreement.

     For the years ended December 31, 2004, 2003, and 2002, the Company incurred $1,701,178, $2,893,200 and $3,388,570, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying statements of operations.

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation (Continued)
     ----------

     On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for September 12, 2005. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

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

     On March 9, 2005, the Company entered into a Settlement Agreement with Magnequench International, Inc., releasing all claims against the Company in exchange for certain information and covenants by the Company, including disclosure of identities of certain of its suppliers of alleged infringing products, a covenant to provide sample products for testing purposes and a covenant to not source products from suppliers of alleged infringing products, provided that, among other limitations, another supplier makes those products available to the Company in sufficient quantities. A dismissal of the case was filed with the court on April 15, 2005.

     In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE 13 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - COMMON STOCK

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

     Treasury Stock
     --------------

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

NOTE 15 - WARRANTS AND STOCK OPTIONS

     Warrants
     --------

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

     During the year ended December 31, 2004, the Company issued warrants to purchase 20,000 shares of common stock to a financial advisory firm, 10,000 of which are exercisable at $4.00 per share and 10,000 of which are exercisable at $6.00 per share. These warrants vested immediately and expire in September 2005.

     During the year ended December 31, 2003, the Company issued warrants to purchase 20,004 shares of common stock to an investor relations firm. The warrants were exercisable at $9.78 per share and vested over six months from grant date. These warrants expired in July 2004.

     During the year ended December 31, 2003, the Company issued warrants to purchase 20,004 shares of common stock to a financial advisory firm. The warrants are exercisable at $9.78 per share and vest over six months from grant date. These warrants expire in July 2004. The value of the warrants was not material.

     Stock Option Plans
     ------------------

     The Company has the following two stock option plans:

          o    2002 Stock Option Plan (the "2002 Plan")

          o    2003 Stock Option Plan (the "2003 Plan")

     The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - WARRANTS AND STOCK OPTIONS (CONTINUED)

     Under the 2002 Plan and the 2003 Plan (collectively, the "Company Plans") options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "nonqualified options." Incentive options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under any of the Company Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Company Plans, exceeds $100,000. Nonqualified options granted under the Company Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the Company Plans must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

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

     As of December 31, 2004, 2003, and 2002, the balance of deferred compensation totaled $0, $0, and $0, respectively.

     In January 2000, the Company granted an aggregate of 134,167 stock options (the "2000 Options") under the Company's 1997 Incentive and Non-Statutory Stock Option Plan (the "1997 Plan") and the 1998 Incentive and Non-Statutory Stock Option Plan (the "1998 Plan"). On March 21, 2000, the Company's board of directors approved, upon advice of prior legal counsel, the extension of the termination date for each of the 1997 Plan and 1998 Plan to December 31, 2000 in order to cover the grant of the 2000 Options that were intended to be made on January 2000. The original termination date for the 1997 Plan and 1998 Plan was December 31, 1997 and December 31, 1998, respectively. Note 14 to the Company's consolidated financial statements dated December 31, 2003, contained in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, reflected the grant of the 2000 Options.

     On June 27, 2004, the Company was advised by its current legal counsel that the Company did not have the authority to grant the 2000 Options under the 1997 Plan and 1998 Plan because the board of directors did not have the authority to extend the termination date of either the 1997 Plan or the 1998 Plan after the date each of these plans had expired pursuant to their original terms. The 1997 Plan and the 1998 Plan terminated pursuant to their own terms on December 31, 1997 and December 31, 1998, respectively. As a result, the 2000 Options were never granted by the Company and have never been outstanding. The information in this Note 15 reflects the foregoing.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - WARRANTS AND STOCK OPTIONS (CONTINUED)

     The following summarizes options and warrants granted and outstanding as of December 31, 2004, 2003, 2002 and 2001:

                                                    NUMBER OF SHARES                        WEIGHTED-
                                                    ----------------                        AVERAGE
                                                                 NON-                       EXERCISE
                                                 EMPLOYEE      EMPLOYEE        TOTAL         PRICE
                                                 --------      --------        -----         -----
          Outstanding, December 31, 2001            40,000            --        40,000    $    22.13
          Expired, cancelled                       (20,000)           --       (20,000)   $    27.30
                                                ----------    ----------    ----------    ----------
          Outstanding, December 31, 2002            20,000            --        20,000    $    16.95
          Granted                                                 40,008        40,008    $     8.49
          Expired, cancelled                       (20,000)           --       (20,000)   $    16.95
                                                ----------    ----------    ----------    ----------
          Outstanding, December 31, 2003                --        40,008        40,008    $     8.49
          Granted                                  126,375        20,000       146,375    $     3.85
          Expired, cancelled                          (375)      (40,008)      (40,383)   $     8.44
                                                ----------    ----------    ----------    ----------
          Outstanding, December 31, 2004           126,000        20,000       146,000    $     3.85
                                                ==========    ==========    ==========    ==========
          Exercisable, December 31, 2004            71,388        20,000        91,388    $     3.96
                                                ==========    ==========    ==========    ==========

     The following table is a summary of the stock options and warrants as of December 31, 2004:

                                                                            WEIGHTED-       WEIGHTED-
                                                                             AVERAGE         AVERAGE
                                                             WEIGHTED-       EXERCISE        EXERCISE
                                                              AVERAGE        PRICE OF        PRICE OF
     RANGE OF          STOCK OPTIONS      STOCK OPTIONS      REMAINING     OPTIONS AND     OPTIONS AND
     EXERCISE           AND WARRANTS       AND WARRANTS     CONTRACTUAL      WARRANTS        WARRANTS
     PRICES             OUTSTANDING        EXERCISABLE         LIFE        OUTSTANDING     EXERCISABLE
     ------             -----------        -----------         ----        -----------     -----------
     $ 3.50-3.85              126,000            71,388     9.25 years     $       3.67    $       3.67
     $ 4.00-6.00               20,000            20,000     0.75 years     $       5.00    $       5.00
                       --------------    --------------     ----------    -------------  --------------
                              146,000            91,388     8.09 YEARS     $       3.85    $       3.96
                       ==============    ==============     ----------    -------------  --------------

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

NOTE 16 - INCOME TAXES

     The components of the income tax provision (benefit) for the years ended December 31, 2004, 2003, and 2002 were as follows:

                                      2004         2003          2002
                                      ----         ----          ----
                                               (RESTATED)(1) (RESTATED)(1)
     Current                       $    2,532   $  (27,148)   $    2,400
     Deferred                              --           --       682,972
                                   ----------   ----------    ----------
             TOTAL                 $    2,532   $  (27,148)   $  685,372
                                   ==========   ==========    ==========

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - INCOME TAXES (CONTINUED)

     Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                       2004           2003           2002
                                                                       ----           ----           ----
                                                                                 (RESTATED)(1)  (RESTATED)(1)
     Computed "expected" tax benefit                               $(2,738,340)   $  (165,636)   $(2,774,135)
     Income in income taxes resulting from expenses not
        deductible for tax purposes                                      7,955          8,106         12,087
             Change in beginning of the year balance of the
                valuation allowance for deferred tax assets
                allocated to income tax expense                      3,199,890       (179,295)     3,753,597
             Return to provision adjustment                                 --        247,767             --
             State and local income taxes, net of tax benefit         (466,973)        91,458         21,206
             Other                                                          --        (29,548)      (327,383)
                                                                   -----------    -----------    -----------
                     TOTAL                                         $     2,532    $   (27,148)   $   685,372
                                                                   ===========    ===========    ===========

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements

     Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 2004 and 2003 consisted of the following:

                                                                         2004            2003
                                                                         ----            ----
                                                                                    (RESTATED)(1)
     Deferred tax assets
        Net operating loss carryforward                             $  9,093,879    $  7,049,202
        Allowance for doubtful accounts                                   10,687           8,805
        Allowances for product returns                                   115,970         156,361
        Allowances for sales incentives                                  129,747         191,610
        Accrued compensation                                              68,789          66,915
        Amortization of trademarks                                     2,609,562       1,053,703
        Settlement payable and related accrued legal expenses                 --         428,400
        Inventory                                                        738,002         370,973
        Other                                                             14,836          14,235
        Valuation allowance                                          (12,098,999)     (8,899,109)
                                                                    ------------    ------------
                Total deferred tax assets                                682,473         441,095
                                                                    ------------    ------------

     Deferred tax liabilities
        State tax                                                       (676,333)       (434,955)
        Other                                                             (6,140)         (6,140)
                                                                    ------------    ------------
                Total deferred tax liabilities                          (682,473)       (441,095)
                                                                    ------------    ------------
                     NET DEFERRED TAX ASSETS/LIABILITIES            $         --    $         --
                                                                    ============    ============

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - INCOME TAXES (CONTINUED)

     As of December 31, 2004 and 2003, the valuation allowance for deferred tax assets, totaled approximately $12,098,999 million and $8,899,109, respectively. For the years ended December 31, 2004, 2003, and 2002, the net change in the valuation allowance was $3,199,890 (increase), $179,295 (increase) and $3,753,597 (increase), respectively.

     The valuation allowance was increased in 2001 to reserve the change in the value of the deferred tax asset based on the Company's performance for that year. For the year ended December 31, 2001, the Company determined that its ability to use the $683,000 in deferred tax assets was not impaired since the Company had income in 1999 and losses in 2000, 2001 and the Company expected to be profitable in 2002. For the year ended December 31, 2002, the Company determined that its ability to use the $683,000 in deferred tax assets was impaired due to losses in 2000, 2001 and 2002 because the inability to show net income for three consecutive years brought into question the Company's ability to obtain future profitability. For 2002, the Company believed that in accordance with SFAS No. 109 it was "more likely than not" that the deferred tax asset would not be utilized.

     As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,137,000 and $13,885,000, respectively, that expire through 2024 and 2014, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

NOTE 17 - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2004, 2003, and 2002, the Company made purchases from related parties totaling $21,725,485, $32,754,145, and $12,705,232, respectively.

     Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company. During the years ended December 31, 2003 and 2002, the Company made rental payments totaling $86,018 and $344,070, respectively, to this related party.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

     The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2004, 2003 and 2002.


                                                        FIRST         SECOND          THIRD         FOURTH          TOTAL
YEAR ENDED DECEMBER 31, 2004                           QUARTER        QUARTER        QUARTER        QUARTER         YEAR
-----------------------------                          -------        -------        -------        -------         ----
                                                    (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                        $  15,474      $   7,490      $   9,947      $  11,486      $  44,397
     Gross profit                                         2,256            438            555           (271)         2,978
     Operating expenses                                   2,056          1,834          1,698          5,293         10,881
     Operating income (loss)                                200         (1,396)        (1,143)        (5,564)        (7,903)
     Other income (expense)                                 (52)           (52)           (26)           (21)          (151)
     Pre-tax income (loss)                                  148         (1,448)        (1,169)        (5,585)        (8,054)
     Income tax provision (benefit)                           3             (1)            --              1              3
     Net income (loss)                                $     145      $  (1,447)     $  (1,169)     $  (5,586)     $  (8,057)
     Net income (loss) per common share diluted       $    0.03      $   (0.32)     $   (0.26)     $   (1.23)     $   (1.78)

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED (CONTINUED)

                                                        FIRST         SECOND          THIRD         FOURTH          TOTAL
YEAR ENDED DECEMBER 31, 2003                           QUARTER        QUARTER        QUARTER        QUARTER         YEAR
-----------------------------                          -------        -------        -------        -------         ----
                                                    (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                        $  17,104      $  12,369      $  14,016      $  20,098      $  63,587
     Gross profit                                         1,987          1,511          2,419          3,027          8,944
     Operating expenses                                   2,150          3,162          1,825          2,100          9,237
     Operating income (loss)                               (163)        (1,651)           594            927           (293)
     Other income (expense)                                 (80)           (26)           (44)           (44)          (194)
     Pre-tax income (loss)                                 (243)        (1,677)           550            883           (487)
     Income tax provision (benefit)                          (2)             1             (2)           (24)           (27)
     Net income (loss)                                $    (241)     $  (1,678)     $     552      $     907      $    (460)
     Net income (loss) per common share diluted       $   (0.05)     $   (0.37)     $    0.12      $    0.20      $   (0.10)

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements.


                                                        FIRST         SECOND          THIRD         FOURTH          TOTAL
YEAR ENDED DECEMBER 31, 2002                           QUARTER        QUARTER        QUARTER        QUARTER         YEAR
-----------------------------                          -------        -------        -------        -------         ----
                                                    (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)  (RESTATED)(1)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                        $  25,525      $  13,259      $  20,711      $  21,458      $  80,953
     Gross profit                                         3,349            310          1,541          2,188          7,388
     Operating expenses                                   2,946          2,633          2,513          1,931         10,023
     Operating income (loss)                                403         (2,323)          (972)           257         (2,635)
     Other income (expense)                                 (84)          (181)           (83)        (5,177)        (5,525)
     Pre-tax income (loss)                                  319         (2,504)        (1,055)        (4,920)        (8,160)
     Income tax provision (benefit)                          --            500            185             --            685
     Net income (loss)                                $     319      $  (3,004)     $  (1,240)     $   (4,920)    $  (8,845)
     Net income (loss) per common share diluted       $    0.07      $   (0.66)     $   (0.27)     $   (1.09)     $   (1.95)

---------------
(1)  See Note 2 - Restatement of 2000, 2001, 2002 and 2003 Financial Statements.

NOTE 19 - SUBSEQUENT EVENTS

     Line of Credit
     --------------

     On March 9, 2005, the Company entered into a Loan and Security Agreement for an asset-based line of credit with GMAC Commercial Finance LLC ("GMAC"). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The prime rate as of March 9, 2005 was 5.50%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%.

     These rates are applicable if the average amount available for borrowing for the prior six month period is between $1.0 million and $3.5 million. If the average amount available for borrowing is less than $1.0 million, then the rates applicable to all amounts borrowed increase by 0.25%. If the average amount available for borrowing is greater than $3.5 million, then the rates applicable to all amounts borrowed decrease by 0.25%. For the unused portion of the line, the Company is to pay on a monthly basis, an unused line fee in the amount of 0.25% of the average unused portion of the line for the preceding month.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

     Line of Credit (Continued)
     --------------------------

     The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period through and including September 30, 2005, a fixed charge coverage ratio of at least 1.2 to 1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0 for all measurement periods thereafter. A measurement period is defined in the Loan Agreement as the three month period ending March 31, 2005, the six month period ending June 30, 2005, the nine month period ending September 30, 2005, the 12 month period ending December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility.

     The obligations of the Company under the Loan Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's wholly-owned subsidiary, IOM Holdings, Inc. (the "Subsidiary"). The obligations of the Company and the guarantee obligations of its Subsidiary are secured pursuant to a Pledge and Security Agreement executed by the Company, a Collateral Assignment Agreement executed by the Company, a Guaranty Agreement executed by its Subsidiary, a General Security Agreement executed by its Subsidiary, an Intellectual Property Security Agreement and Collateral Assignment executed by the Company, and an Intellectual Property Security Agreement and Collateral Assignment executed by its Subsidiary (collectively, the "Security Agreements").

     The new credit facility was initially used to pay off the Company's outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320, and was also used to pay $25,000 of the Company's closing fees for the GMAC line of credit. The line of credit will be used for general operations.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


     To the Board of Directors
     I/OMagic Corporation and subsidiary
     Irvine, California

     Our audits were made for the purpose of forming an opinion on the basic restated consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic restated consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic restated consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic restated consolidated financial statements taken as a whole.

     /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

     Los Angeles, California
     April 18, 2005

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                     ADDITIONS
                                                          BALANCE,    ADDITIONS     (DEDUCTIONS)     BALANCE,
                                                         BEGINNING    CHARGED TO        FROM           END
                                                          OF YEAR     OPERATIONS       RESERVE       OF YEAR
                                                          -------     ----------       -------       -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
        DECEMBER 31, 2004                               $    20,553   $   202,654   $  (198,261)   $    24,946
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2003                               $ 2,135,660   $ 1,478,089   $(3,593,196)   $    20,553
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2002                               $ 2,679,118   $ 1,300,000   $(1,843,458)   $ 2,135,660
                                                        ===========   ===========   ===========    ===========
RESERVES FOR OBSOLETE INVENTORY
        DECEMBER 31, 2004                               $   505,029   $ 2,046,217   $(1,088,032)   $ 1,463,214
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2003                               $ 1,046,812   $   125,000   $  (666,783)   $   505,029
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2002                               $   558,703   $ 2,070,200   $(1,582,091)   $ 1,046,812
                                                        ===========   ===========   ===========    ===========
RESERVES FOR PRODUCT RETURNS AND SALES INCENTIVES
        DECEMBER 31, 2004                               $   812,258   $ 4,043,212   $(4,281,900)   $   573,570
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2003                               $   530,082   $ 3,566,648   $(3,284,472)   $   812,258
                                                        ===========   ===========   ===========    ===========
        DECEMBER 31, 2002                               $ 2,117,339   $ 7,469,768   $(9,057,025)   $   530,082
                                                        ===========   ===========   ===========    ===========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)

3.2       Amended and Restated Bylaws of I/OMagic Corporation dated July 25,
          2002 (1)

10.1 Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)

10.2      I/OMagic Corporation 2002 Stock Option Plan (#) (3)

10.3 Agreement dated January 23, 2003 between I/OMagic Corporation and Lung Hwa Electronics Co., Ltd. (4)

10.4 Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp.
          (4)

10.5      I/OMagic Corporation 2003 Stock Option Plan (#) (6)

10.6 Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)

10.7      Form of Indemnification Agreement (8)

10.8 Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (8)

10.9 Business Loan Agreement (Asset Based) dated August 15, 2003 between United National Bank and I/OMagic Corporation (5)

10.10 Promissory Note dated August 15, 2003 between United National Bank and I/OMagic Corporation (5)

10.11 Commercial Security Agreement dated August 15, 2003 between United National Bank and I/OMagic Corporation (5)

10.12 Letter Agreement dated March 18, 2004 between United National Bank and I/OMagic Corporation (7)

10.13 Change in Terms Agreement dated August 6, 2004 between I/OMagic Corporation and United National Bank (9)

10.14     Extension Letter dated October 27, 2004 from United National Bank (10)

10.15 Change in Terms Agreement dated November 1, 2004 between I/OMagic Corporation and United National Bank (11)

10.16 Change in Terms Agreement dated December 1, 2004 between I/OMagic Corporation and United National Bank (12)

10.17 Change in Terms Agreement dated December 15, 2004 between I/OMagic Corporation and United National Bank (13)

10.18 Change in Terms Agreement dated January 31, 2005 between I/OMagic Corporation and United National Bank (14)

10.19 Change in Terms Agreement dated February 18, 2005 between I/OMagic Corporation and United National Bank (15)

10.20 Change in Terms Agreement dated March 1, 2005 between I/OMagic Corporation and United National Bank (16)

10.21 Loan and Security Agreement entered into between I/OMagic Corporation and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.22 Pledge and Security Agreement executed by I/OMagic Corporation, dated March 9, 2005 (17)

10.23 Collateral Assignment Agreement executed by I/OMagic Corporation, dated March 9, 2005 (17)

10.24 Guaranty Agreement entered into between IOM Holdings, Inc., and GMAC Commercial Finance LLC dated March 9, 2005 (17)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

10.25 General Security Agreement entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.26 Intellectual Property Security Agreement and Collateral Assignment entered into between I/OMagic Corporation and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.27 Intellectual Property Security Agreement and Collateral Assignment entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

14.1 I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)

14.2 I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)

14.3 Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)

21.1      Subsidiaries of the Registrant (8)

23.1      Consent of Independent Registered Public Accounting Firm*

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

---------------
*    Filed herewith.

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3) Incorporated by reference to Registrant's definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(6) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(8) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(9) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 000-27267).
(10) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 2 filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (Reg. No. 333-115208).
(11) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 000-27267).
(12) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2004 (File No. 000-27267).
(13) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2004 (File No. 000-27267).
(14) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 31, 2005 (File No. 000-27267).
(15) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 18, 2005 (File No. 000-27267).
(16) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 4, 2005 (File No. 000-27267).
(17) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2005 (File No. 000-27267).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2005.

                                             I/OMAGIC CORPORATION

                                             /s/ TONY SHAHBAZ
                                             ----------------------------------
                                             Tony Shahbaz
                                             Chief Executive Officer, President
                                             and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                               TITLE                                    DATE
       ---------                               -----                                    ----
/s/ TONY SHAHBAZ             Chief Executive Officer, President and Secretary       May 17, 2005
-------------------------    (Principal Executive Officer)
Tony Shahbaz

/s/ STEVE GILLINGS           Chief Financial Officer (Principal Accounting and      May 17, 2005
-------------------------    Financial Officer)
Steve Gillings

/s/ DANIEL HOU               Director                                               May 16, 2005
-------------------------
Daniel Hou

/s/ DANIEL YAO               Director                                               May 13, 2005
-------------------------
Daniel Yao

/s/ STEEL SU                 Director                                               May 17, 2005
-------------------------
Steel Su

                         EXHIBITS FILED WITH THIS REPORT

   EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------

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