Form 10-Q
period 2005-03-31
I/OMAGIC CORP
filed 2005-05-27
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-27267

                              I/OMAGIC CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                     33-0773180
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

         4 Marconi, Irvine, CA                             92618
----------------------------------------                 ----------
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 23, 2005, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2005 (unaudited) and
         December 31, 2004                                                   3

         Consolidated Statements of Income - For the three months ended
         March 31, 2005 and 2004 (unaudited)                                 5

         Consolidated Statements of Cash Flows - For the three months
         ended March 31, 2005 and 2004 (unaudited)                           6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         42

Item 4.  Controls and Procedures                                            42


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  44

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                               45

Item 3.  Defaults Upon Senior Securities                                    45

Item 4.  Submission of Matters to a Vote of Security Holders                45

Item 5.  Other Information                                                  45

Item 6.  Exhibits                                                           45

SIGNATURES                                                                  46

EXHIBITS FILED WITH THIS REPORT                                             47

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2005           2004
                                                             -------------------------
                                                             (unaudited)
CURRENT ASSETS
       Cash and cash equivalents                             $ 1,658,446   $ 3,587,807
       Restricted cash                                           266,446     1,044,339
       Accounts receivable, net of allowance for doubtful
          accounts of $103,934 (unaudited) and $24,946        12,802,120    14,598,422
       Inventory, net of allowance for obsolete inventory
          of $1,824,709 (unaudited) and $1,463,214             7,492,555     6,146,766
       Inventory in transit                                      512,206       513,672
       Prepaid expenses and other current assets               1,188,386       741,244
                                                             -----------   -----------

                  Total current assets                        23,920,159    26,632,250

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,317,377 (unaudited) and $1,256,036                        247,574       307,661
TRADEMARK, net of accumulated amortization
    of $5,467,012 (unaudited) and $5,449,780                     482,568       499,800
OTHER ASSETS                                                      27,032        27,032
                                                             -----------   -----------

                  TOTAL ASSETS                               $24,677,333   $27,466,743
                                                             ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2005            2004
                                                                ----------------------------
                                                                 (unaudited)

CURRENT LIABILITIES
   Line of credit                                               $  4,803,161    $  5,962,891
   Accounts payable and accrued expenses                           4,626,039       5,221,719
   Accounts payable - related parties                              7,272,155       7,346,596
   Reserves for customer returns and price protection                771,303         573,570
                                                                ------------    ------------

     Total current liabilities                                    17,472,658      19,104,776
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES                                             --              --

STOCKHOLDERS' EQUITY
   Preferred Stock
      10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding                                                 --              --
   Series B, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding                                                 --              --
   Common stock, $0.001 par value
     100,000,000 shares authorized
     4,529,672 (unaudited) and 4,529,672 shares
     issued and outstanding                                            4,530           4,530
Additional paid-in capital                                        31,557,988      31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost       (126,014)       (126,014)
Accumulated deficit                                              (24,231,829)    (23,074,537)
                                                                ------------    ------------

     Total stockholders' equity                                    7,204,675       8,361,967
                                                                ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 24,677,333    $ 27,466,743
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                                       2004
                                                      2005          (RESTATED)
                                                   ----------------------------
                                                    (unaudited)    (unaudited)

NET SALES                                          $  9,036,812    $ 15,473,519
COST OF SALES                                         8,454,880      13,218,254
                                                   ------------    ------------

GROSS PROFIT                                            581,932       2,255,265
                                                   ------------    ------------

OPERATING EXPENSES
     Selling, marketing, and advertising                174,201         480,112
     General and administrative                       1,417,465       1,366,359
     Depreciation and amortization                       78,573         209,271
                                                   ------------    ------------

       Total operating expenses                       1,670,239       2,055,742
                                                   ------------    ------------


INCOME (LOSS) FROM OPERATIONS                        (1,088,308)        199,523
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                         37             219
     Interest expense                                   (77,353)        (44,135)
     Other income (expense)                               8,332          (7,811)
                                                   ------------    ------------

          Total other income (expense)                  (68,984)        (51,727)
                                                   ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (1,157,291)        147,796

PROVISION FOR INCOME TAXES                                   --           3,088
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,157,291)   $    144,708
                                                   ============    ============

BASIC INCOME (LOSS) PER SHARE                      $      (0.26)   $       0.03
                                                   ============    ============

DILUTED INCOME (LOSS) PER SHARE                    $      (0.26)   $       0.03
                                                   ============    ============

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING             4,529,672       4,529,672
                                                   ------------    ------------

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING           4,529,672       4,594,047
                                                   ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                               2005            2004
                                                                            (RESTATED)
                                                            -----------    -----------
                                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $(1,157,292)   $   144,708
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                             61,341         64,587
       Amortization of trademarks                                17,232        144,684
       Allowance for doubtful accounts                           85,000         60,000
       Reserve for customer returns and allowances              197,732       (421,929)
       Reserve for obsolete inventory                           361,663        100,000
       (Increase) decrease in
         Accounts receivable                                  1,711,302      6,183,447
         Inventory                                           (1,707,452)     1,320,096
         Inventory in transit                                     1,467             --
         Prepaid expenses and other current assets             (447,142)      (415,892)
       Decrease in
         Accounts payable and accrued expenses                 (595,678)    (2,212,700)
         Accounts payable - related parties                     (74,441)    (4,614,465)
         Settlement payable                                          --     (1,000,000)
                                                            -----------    -----------

   Net cash used in operating activities                     (1,546,268)      (647,464)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            (1,255)       (13,391)
   Restricted cash                                              777,892      1,175,697
                                                            -----------    -----------

   Net cash provided by investing activities                    776,637      1,162,306
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                           (1,159,730)        (7,580)
                                                            -----------    -----------

Net cash used in financing activities                        (1,159,730)        (7,580)
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents         (1,929,361)       507,262
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                3,587,807      4,005,705
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,658,446    $ 4,512,967
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                           $    79,724    $    42,682
                                                            ===========    ===========
    INCOME TAXES PAID                                       $        --    $     3,088
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                       6

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products to the consumer electronics markets.

On July 6, 2004, the Company completed the merger of its wholly-owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

NOTE 2 - RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company previously accounted for its sales incentives by reducing gross sales at the time sales incentives were offered to its retailers. Upon further examination of its accounting methodology for sales incentives, and a quantitative analysis of its historical sales incentives, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that it should have estimated and recorded sales incentives at the time its products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of the Company's sales incentive history, the Company should have been assessing its revenue recognition criteria to determine whether it was able to effectively estimate or determine its eventual sales price. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three months ended March 31, 2004.

The Company previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. The Company conducted a quantitative analysis of its historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, the Company determined that it made an error in its method of estimating product returns. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three months ended March 31, 2004.

The effects of the restatement on net sales, cost of sales, gross profit, net income, basic and diluted income per common share, reserves for product returns and sales incentives, and stockholders' equity as of and for the three months ended March 31, 2004 is as follows:

                                                       AS ORIGINALLY  RESTATEMENT
                                                          REPORTED    ADJUSTMENTS    AS RESTATED
                                                        -----------   -----------    -----------

Net sales ...........................................   $15,360,219   $   113,300    $15,473,519
Cost of sales .......................................    12,992,415       225,839     13,218,254
Gross profit ........................................     2,367,804      (112,539)     2,255,265
Net income ..........................................   $   257,247   $  (112,539)   $   144,708

PROFIT PER COMMON SHARE:
   Basic ............................................   $      0.06   $     (0.03)   $      0.03
   Diluted ..........................................   $      0.06   $     (0.03)   $      0.03

Reserves for product returns and sales incentives ...   $   318,905   $    71,424    $   390,329
Stockholders' equity ................................   $16,634,964   $   (71,424)   $16,563,540

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of I/OMagic and its subsidiary. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the three months ended March 31, 2005, no options to purchase common stock were granted. For the three months ended March 31, 2004, 126,375 options to purchase common stock were granted.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (which would be December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the three months ended March 31, 2005 (unaudited) and 2004 (unaudited) is as follows:


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                      (unaudited)
                                                                 2005            2004
                                                             -------------    -----------
                                                                               (RESTATED)
                                                                              -----------
         Net income (loss)
            As reported                                      $  (1,157,291)   $   144,708

            Add stock based compensation expense included
            in net income, net of tax                                   --             --

            Deduct total stock based employee compensation
            expense determined under fair value method for
            all awards, net of tax                                 (22,077)        (7,567)
                                                             -------------    -----------
            PRO FORMA                                        $  (1,179,368)   $   137,141
                                                             =============    ===========
         Income (loss) per common share
            Basic - as reported                              $       (0.26)   $      0.03
            Basic - pro forma                                $       (0.26)   $      0.03
            Diluted - as reported                            $       (0.26)   $      0.03
            Diluted - pro forma                              $       (0.26)   $      0.03

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

As of March 31, 2005 (unaudited) and March 31, 2004 (unaudited) the Company had potential common stock as follows:

                                                                    2005       2004
                                                                 ---------   ---------
      Weighted average common shares
         outstanding during the period                           4,529,672   4,529,672

      Incremental shares assumed to be outstanding
         since the beginning of the period related
         to stock options and warrants outstanding (unaudited)          --      64,375
                                                                 ---------   ---------

      Fully diluted weighted average common shares and
         potential common stock                                  4,529,672   4,594,047
                                                                 =========   =========

The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 (unaudited) since their effect would have been anti-dilutive, and for the three months ended March 31, 2004 (unaudited) due to the exercise price being greater than the Company's weighted average stock price for the period.

                                                                 March 31,
                                                          ----------------------
                                                               (unaudited)
                                                           2005            2004
                                                          -------        -------
         Stock options outstanding                        122,950        188,167
         Warrants outstanding                              20,000         20,004
                                                          -------        -------
         TOTAL                                            142,950        208,171
                                                          -------        -------

NOTE 4 - INVENTORY

Inventory consisted of the following:

                                                      March 31,     December 31,
                                                        2005           2004
                                                     -----------    -----------
                                                     (unaudited)
Component parts                                      $ 2,282,214    $ 2,123,173
Finished goods - warehouse                             3,462,832      2,614,202
Finished goods - consigned                             3,572,218      2,872,605
Reserves for obsolete and slow moving inventory       (1,824,709)    (1,463,214)
                                                     -----------    -----------
TOTAL                                                $ 7,492,555    $ 6,146,766
                                                     ===========    ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                         March 31,  December 31,
                                                           2005          2004
                                                        ----------    ----------
                                                       (unaudited)
Computer equipment and software                         $1,052,740    $1,051,485
Warehouse equipment                                         55,238        55,238
Office furniture and equipment                             266,889       266,889
Vehicles                                                    91,304        91,304
Leasehold improvements                                      98,780        98,780
                                                        ----------    ----------
                                                         1,564,951     1,563,696
Less accumulated depreciation and amortization           1,317,377     1,256,035
                                                        ----------    ----------
TOTAL                                                   $  247,574    $  307,661
                                                        ==========    ==========

For the three months ended March 31, 2005 and 2004, depreciation and amortization expense was $61,341 and $64,587, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                         March 31,  December 31,
                                                          2005          2004
                                                       ----------     ----------
                                                       (unaudited)
Accounts payable                                       $  801,990     $1,282,082
Accrued rebates and marketing                           3,154,259      3,231,655
Accrued compensation and related benefits                 200,328        158,896
Other                                                     469,462        549,086
                                                       ----------     ----------
TOTAL                                                  $4,626,039     $5,221,719
                                                       ==========     ==========

NOTE 7 - LINE OF CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allowed the Company to borrow up to a maximum of $6.0 million. The line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. On March 9, 2005 the line of credit with United National Bank was replaced by a line of credit from GMAC Commercial Finance. On March 9, 2005, the Company entered into a Loan and Security Agreement for an asset-based line of credit with GMAC Commercial Finance LLC ("GMAC"). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The prime rate as of March 9, 2005 was 5.50%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%.

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

The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period through and including September 30, 2005, a fixed charge coverage ratio of at least 1.2 to 1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0 for all measurement periods thereafter. A measurement period is defined in the Loan Agreement as the three month period ending March 31, 2005, the six month period ending June 30, 2005, the nine month period ending September 30, 2005, the 12 month period ending December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of March 31 2005, the Company was in breach of the financial covenant; however, as a result of a Letter Agreement between the Company and GMAC, the Company is no longer in breach of this covenant. (See Note 11)

The obligations of the Company under the Loan Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's wholly-owned subsidiary, IOM Holdings, Inc. (the "Subsidiary"). The obligations of the Company and the guarantee obligations of its Subsidiary are secured pursuant to a Pledge and Security Agreement executed by the Company, a Collateral Assignment Agreement executed by the Company, a Guaranty Agreement executed by its Subsidiary, a General Security Agreement executed by its Subsidiary, an Intellectual Property Security Agreement and Collateral Assignment executed by the Company, and an Intellectual Property Security Agreement and Collateral Assignment executed by its Subsidiary.

The new credit facility was initially used to pay off the Company's outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320, and was also used to pay $25,000 of the Company's closing fees for the GMAC line of credit. The line of credit will be used for general operations. The outstanding balance with GMAC as of March 31, 2005 was $4,803,161. The amount available to the Company for borrowing as of March 31, 2005 was $283,758.

NOTE 8 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party has agreed to purchase inventory on behalf of the Company. The agreement allows the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party will charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee will be applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed by the supplier, will result in a credit to the Company for the handling charge. As security for the trade facility, the Company paid the related party a security deposit of $1.5 million, all of which may be applied against outstanding accounts payable. As of March 31, 2005, $1.5 million had been applied against outstanding accounts payable to the related party. The agreement is for 12 months. At the end of the 12-month period, either party may terminate the agreement upon 30 days' written notice; otherwise, the agreement will remain continuously valid without effecting a newly signed agreement. Both parties have the right to terminate the agreement one year following the inception date by giving the other party 30 days' prior written notice of termination. As of March 31, 2005, there were $487,878 in trade payables under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the three months ended March 31, 2005, the Company purchased $7.0 million (unaudited) of inventory under this arrangement. As of March 31, 2005, there were $6,784,277 (unaudited) in trade payables outstanding under this arrangement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through December 2008. The Company moved to its current facilities in September 2003.

Rent expense was $92,333 (unaudited) and $90,870 (unaudited) for the three months ended March 31, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying statements of income.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the Company made purchases from related parties totaling approximately $7,495,622 (unaudited) and $8,274,670 (unaudited), respectively.

During the three months ended March 31, 2005 and 2004, the Company had trade payables to related parties totaling approximately $7,272,155 (unaudited) and $5,732,423 (unaudited), respectively.

NOTE 11 - SUBSEQUENT EVENTS

Litigation - OfficeMax North America, Inc.
------------------------------------------

On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against the Company. The complaint seeks declaratory relief regarding whether plaintiff is still obligated to the Company under certain previous agreements between the parties. The complaint also seeks plaintiff's costs as well as reasonable attorneys' fees. The complaint arises out of the Company's contentions that plaintiff is still obligated to the Company under an agreement entered into in May 2001 and plaintiff's contention that it has been released from such obligation. As of the date of this report, the Company has filed a motion to dismiss, or in the alternative, a motion to stay the plaintiff's action against the Company. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations.

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

Line of Credit
--------------

On May 23, 2005, the Company entered into a Letter Agreement with GMAC with respect to a certain financial covenant under the Company's Loan and Security Agreement with GMAC dated March 9, 2005 (the "Loan Agreement"). The Letter Agreement amended the Loan Agreement to exclude the required Fixed Charge Coverage Ratio for the Measurement Period ending March 31, 2005. As of March 31 2005, the Company was in breach of the financial covenant; however, as a result of this Letter Agreement, the Company is no longer in breach of this covenant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION IN OUR MOST RECENT ANNUAL REPORT ON FORM 10-K AND OUR CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE INDUSTRY AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND CAPITAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

         We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products which we call our GigaBank(TM) products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2004 and for the first quarter of 2005, and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2004 and for the first quarter of 2005.

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

         We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 10,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. In the past three years, our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic(R), however, from time to time, we also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names.

         Our net sales declined by $6.5 million, or 41.9%, to $9.0 million in the first quarter of 2005 from $15.5 million in the first quarter of 2004. Our net loss increased by $1.3 million to $1.2 million in the first quarter of 2005 from net income of $145,000 in the first quarter of 2004. We believe that this significant decline in our operating results is due, in large part, to the following factors:

         o DECREASED SALES. As discussed further below, we believe that our substantial decline in net sales in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to the following factors:

                  o the rapid and continued decline in sales of our CD-based products;

                  o lower average selling prices of our DVD-based products;

                  o slower than anticipated growth in sales of our DVD-based products; and

                  o sales to Best Buy, our largest customer in 2003 and 2002, declined substantially, resulting in no sales to Best Buy in the first quarter of 2005 as compared to $2.8 million in net sales for the first quarter of 2004 due to the expanded operation of private label programs.

         o DECREASED GROSS MARGINS. Our gross margins declined by 56.2% to 6.4% in the first quarter of 2005 as compared to gross margins of 14.6% in the first quarter of 2004. This decline was primarily due to an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from $2.0 million, or 10.2% of gross sales, during the first quarter of 2004 to $2.4 million, or 17.6% of gross sales, during the first quarter of 2005.

         We believe that the significant decline in our net sales during the first quarter of 2005 as compared to the first quarter of 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 72.1% to $866,000 in the first quarter of 2005 from $3.1 million in the first quarter of 2004.

         We believe that another factor contributing to the significant decrease in our net sales for the first quarter of 2005 as compared to the same period in 2004 was an industry-wide decrease over these periods of approximately 30% in the average selling prices of recordable DVD drives. We believe that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. In addition, we believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first quarter of 2005, our sales of recordable DVD-based products decreased 54.5% to $4.6 million as compared to $10.1 million in sales of recordable DVD-based products for the same period in 2004.

         Another factor contributing significantly to the decline in our net sales during the first quarter of 2005 as compared to the first quarter of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy, who was our largest retailer during 2003 and 2002, declined in the first quarter of 2005 to zero as compared to $2.8 million of sales in the first quarter of 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales beginning in 2004 of private label products that compete with products that we sell.

         In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first quarter of 2005. Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank(TM) product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank(TM) products, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004. Sales of our GigaBank(TM) products increased to $2.9 million in the first quarter of 2005 as compared to no sales of these products in the first quarter of 2004. Sales of our GigaBank(TM) products represented 32.3% of our total net sales in the first quarter of 2005.

         One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies and for our GigaBank(TM) products, to next-generation super-high capacity optical data storage devices. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

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

         Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first quarter of 2005, our annualized inventory turnover level was 4.8 as compared to 7.5 for the first quarter of 2004, representing a period-to-period decrease of 36% primarily as a result of a 42% decrease in net sales, which was partially offset by a 10% decrease in inventory. The decline in inventory turnover for the first quarter of 2005 included $362,000 in additional reserves for slow-moving and obsolete inventory as compared to $100,000 in additional reserves for slow-moving and obsolete inventory in the first quarter of 2004. For the year 2004, our annualized inventory turnover level was 7.2 as compared to 6.6 in 2003, representing a period-to-period increase of 9% primarily as a result of a 37% decline in inventory offset by a 30% decrease in net sales. The decline in inventory in 2004 included $2.0 million in additional reserves for slow-moving and obsolete inventory.

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

         Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 32% of our total net sales as compared to 37% of our total net sales in 2003, representing a 13% decrease, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. During 2003, our consignment sales model accounted for 37% of our total net sales as compared to 30% of our total net sales in 2002, representing a 23% increase. During the first quarter of 2005 our consignment sales model accounted for 38% of our total net sales as compared to 25% of our total net sales in the first quarter of 2004, representing a 54% increase, primarily as a result of consigning more products to Staples. Although consignment sales declined as a percentage of our net sales in 2004, and increased as a percentage of our net sales in the first quarter of 2005 as compared to the same period in 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will continue to decline on an annual basis or resume growing.

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

         We retain most risks of ownership of products in our consignment sales channels. These products remain as our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

RETAILERS

         Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first quarter of 2005 and during the years 2004 and 2003, our six largest retailers accounted for approximately 99%, 78% and 88%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

SEASONALITY

         Our data storage products have historically been affected by seasonal purchasing patterns. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

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

         In the first quarter of 2005, our sales incentives were $453,000, or 3.3% of gross sales, as compared to $687,000, or 3.5% of gross sales, in the first quarter of 2004, all of which was offset against gross sales. In 2004, our sales incentives were $2.5 million, or 4.2% of gross sales, all of which was offset against gross sales. In 2003, our sales incentives were $2.9 million, or 3.5% of gross sales, all of which was offset against gross sales.

   MARKET DEVELOPMENT FUND AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first quarter of 2005, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $2.4 million, or 17.8% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $2.0 million, or 10.1% of gross sales, in the first quarter of 2004, all of which was offset against gross sales. These costs and fees increased as a percentage of our net sales in the first quarter of 2005, increasing to 17.8% of our gross sales from 10.1% of our gross sales in the first quarter of 2004, primarily as a result of instituting sales incentives and marketing promotions in order to promote our double layer recordable DVD drives. In 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.8 million, or 13.0% of gross sales, all of which was offset against gross sales. In 2003, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $8.4 million, or 10.3% of gross sales, all of which was offset against gross sales.

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

   INVENTORY OBSOLESCENCE ALLOWANCE

         Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first quarter of 2005 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $362,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first quarter of 2004, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $100,000. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During the first quarter of 2005 and 2004, we sold inventories previously reserved for and accordingly reduced the reserve by $0 and $126,000, respectively. For the first quarter of 2005 and 2004, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

         Our current estimated weighted average future product return rate is approximately 10.3%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

                                                                                                          RESULTS AS A PERCENTAGE
                                                                             DOLLAR       PERCENTAGE        OF NET SALES FOR THE
                                                  THREE MONTHS ENDED        VARIANCE       VARIANCE          THREE MONTHS ENDED
                                                        MARCH 31,           --------       --------              MARCH 31,
                                                  --------------------      FAVORABLE      FAVORABLE        --------------------
                                                             2004                                                   2004
                                                             ----                                                   ----
                                                  2005      (RESTATED)    (UNFAVORABLE)  (UNFAVORABLE)      2005      (RESTATED)
                                                  ----      ----------    -------------  -------------      ----      ----------
                                                          (in thousands)

Net sales.....................................  $   9,037    $ 15,473      $   (6,436)       (41.6)%        100.0%      100.0%
Cost of sales.................................      8,455      13,218           4,763         36.0           93.6        85.4
                                                ---------    --------      ----------        -----          -----       -----
Gross profit..................................        582       2,255          (1,673)       (74.2)           6.4        14.6
Selling, marketing and advertising expenses...        174         480             306         63.8            1.9         3.1
General and administrative expenses ..........      1,417       1,366             (51)        (3.7)          15.7         8.8
Depreciation and amortization ................         79         209             130         62.2            0.9         1.4
                                                ---------    --------      ----------        -----          -----       -----
Operating income (loss).......................     (1,088)        200          (1,288)      (644.0)         (12.0)        1.3
Net interest expense..........................        (77)        (44)            (33)       (75.0)          (0.9)       (0.3)
Other income (expense)........................          8          (8)             16        200.0            0.1        (0.1)
                                                ---------    --------      ----------        -----          -----       -----
Income (loss) from operations before
  provision for income taxes..................     (1,157)        148          (1,305)      (881.8)         (12.8)        0.9
Income tax provision .........................         --           3               3        100.0             --          --
                                                ---------    --------      ----------        -----          -----       -----
Net income (loss).............................  $  (1,157)   $    145      $   (1,302)      (897.9)%        (12.8)%       0.9%
                                                =========    ========      ==========        =====          =====       =====

         NET SALES. As discussed above, we believe that the significant decrease in the amount of $6.5 million in net sales from $15.5 million for the three months ended March 31, 2004 to $9.0 million for the three months ended March 31, 2005 is primarily due to the following factors: the continued decline in sales of our CD-based products; lower average selling prices of DVD-based products; slower than anticipated growth and decrease in sales of our DVD-based products; and the continued operation of private label programs by Best Buy. The decline in net sales caused by these factors was partially offset by a substantial increase in the sale of our GigaBank(TM) USB portable data storage devices.

         We believe that the significant decline in our net sales during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 72.1% to $866,000 in the first quarter of 2005 from $3.1 million in the first quarter of 2004.

         In addition, we believe that an industry-wide decrease of approximately 30% in the average selling prices of recordable DVD drives in the first quarter of 2005 as compared to the first quarter of 2004 resulted in a significant decline in our net sales. We believe that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first quarter of 2005, sales of our recordable DVD-based products decreased 54.5% to $4.6 million as compared to $10.1 million in sales of our recordable DVD-based products for the same period in 2004.

         In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first quarter of 2005. Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank(TM) product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank(TM) products, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004. Sales of our GigaBank(TM) products increased to $2.9 million in the first quarter of 2005 as compared to no sales of these products in the first quarter of 2004. Sales of our GigaBank(TM) products represented 32.3% of our total net sales in the first quarter of 2005.

         Another factor contributing significantly to the decline in our net sales during the first quarter of 2005 as compared to the same period in 2004 was the continued and expanded operation of private label programs by Best Buy. We had no sales to Best Buy in the first quarter of 2005, representing a decrease of 100% from $2.8 million in sales to Best Buy in the same period in 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

         The decrease in gross profit as a percentage of our net sales was primarily due to an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from $2.0 million, or 10.2% of gross sales, during the first quarter of 2004, to $2.4 million, or 17.6% of gross sales, during the first quarter of 2005. These costs and fees increased primarily as a result of our more extensive marketing and rebate promotions used to promote our double-layer recordable DVD drives.

         A change in the allowance for product returns also resulted in an adjustment of $409,000 causing an increase in sales in the first quarter of 2005 as compared to an adjustment of $1.1 million that resulted in an increase in sales in the first quarter of 2004.

         The significant decrease in net sales for the first quarter of 2005 was comprised of a decrease in net sales in the amount of $5.3 million resulting from a decrease in the volume of CD- and DVD-based products sold and a decrease in the amount of $1.2 million resulting from a change in our reserves for future returns on sales. These decreases were partially offset by an increase in net sales in the amount of $79,000 resulting from higher average product sales prices associated with our GigaBank(TM) products. The decrease in the volume of products sold was consistent with reduced sales of our CD-based products as well as our DVD-based products, as noted above.

         GROSS PROFIT. The decrease in gross profit of $1.7 million from $2.3 million for the first quarter of 2004 to $582,000 for the first quarter of 2005 is primarily due to a decline in net sales of $6.5 million, an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees and an increase in our reserve for slow-moving inventory. The decrease in gross profit as a percentage of our net sales was primarily due to an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from 10.2% of gross sales during the first quarter of 2004 to 17.6% of gross sales during the first quarter of 2005. These costs and fees increased primarily as a result of instituting marketing promotions in order to promote our double-layer recordable DVD drives. Our direct product costs, inventory shrinkage and related freight costs increased from 85.4% of net sales for the first quarter of 2004 to 93.6% of net sales for the first quarter of 2005, primarily due to the increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees.

         Our inventory reserve increased by $362,000 in the first quarter of 2005 as compared to $100,000 in the first quarter of 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $306,000 in the first quarter of 2005 as compared to the first quarter of 2004. This decrease was primarily due to no advertising expenses incurred in the first quarter of 2005 as compared to advertising expenses of $240,000 incurred in the first quarter of 2004. In addition, this decrease partially resulted from lower commissions as a result of reduced sales volume and reduced payroll and related expenses due to fewer personnel and lower retailer performance charges.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $51,000 in the first quarter of 2005 as compared to the first quarter of 2004. This increase was primarily due to an $82,000 increase in financing fees related to our new line of credit and a $69,000 increase in legal fees. The increase in general and administrative expenses was partially offset by a $54,000 decrease in payroll and related expenses and a $54,000 decrease in financial relations expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. The $130,000 decrease in depreciation and amortization expenses is primarily due to decreased amortization of our trademarks resulting from an impairment in the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks in the aggregate amount of $3.7 million recorded as of December 31, 2004.

         OTHER INCOME (EXPENSE). Other income (expense) increased by $16,000 in the first quarter of 2005 as compared to the first quarter of 2004. Net interest expense increased by $33,000 due to both greater borrowings under our lines of credit and higher interest rates in the first quarter of 2005 as compared to the first quarter of 2004. This was partially offset by an increase in income in the amount of $12,000 related to foreign currency transactions in connection with our sales in Canada.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the future. As of March 31, 2005, we had working capital of $6.4 million, an accumulated deficit of $24.2 million, $1.7 million in cash and cash equivalents and $12.8 million in net accounts receivable. This compares with working capital of $7.5 million, an accumulated deficit of $23.1 million, $3.6 million in cash and cash equivalents and $14.6 million in net accounts receivable as of December 31, 2004.

         For the quarter ended March 31, 2005, our cash decreased $1.9 million, or 52.8%, from $3.6 million to $1.7 million as compared to an increase of $507,000, or 12.7%, for the quarter ended March 31, 2004 from $4.0 million to $4.5 million.

         Cash used in our operating activities totaled $1.5 million during the first quarter of 2005 as compared to cash used in our operating activities of $600,000 during the first quarter of 2004. This $900,000 increase in cash used in our operating activities primarily resulted from a decrease of $6.5 million in net sales in the first quarter of 2005 as compared to the first quarter of 2004. This decrease in net sales and other factors resulted in a $4.5 million decrease in cash resulting from an increase in accounts receivable and a $3.0 million decrease in cash from an increase in our inventory. These decreases in cash were partially offset by increases in cash resulting from a $1.6 million increase in accounts payable and accrued expenses, a $4.5 million increase in the use of our trade credit facilities with related parties, a decrease in legal settlements payable of $1.0 million as we made the final payment in the first quarter of 2004 on the settlement of a litigation matter, a $620,000 increase in reserves for product returns and allowances, and a $261,000 increase in our reserve for obsolete inventory.

         Cash provided by our investing activities totaled $777,000 during the first quarter of 2005 as compared to cash provided by our investing activities of $1.2 million during the first quarter of 2004. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.

         Cash used in our financing activities totaled $1.2 million during the first quarter of 2005 as compared to $8,000 for the first quarter of 2004. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC Commercial Finance and we borrowed an additional $1.0 million on our GMAC Commercial Finance line of credit during the first quarter of 2005.

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

         Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement contains one financial covenant which requires that we maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the four months ended April 30, 2005 and the five months ended May 31, 2005. The ratio becomes 1.2 to 1.0 for the six months ended June 30, 2005 and the nine months ended September 31, 2005. The ratio becomes 1.5 to 1.0 for the twelve months ended December 31, 2005 and for the twelve months in all subsequent quarters. Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of March 31, 2005, we owed GMAC Commercial Finance approximately $4.8 million and had available to us approximately $284,000 of additional borrowings.

         In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer and supplier of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of March 31, 2005, all of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of March 31, 2005, we owed Lung Hwa Electronics $488,000 in trade payables.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of March 31, 2005, we owed BTC USA $6.8 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

         Our net loss increased 898% to $1.2 million for the first quarter of 2005 from $145,000 for the first quarter of 2004, primarily resulting from a 41.9% decline in net sales to $9.0 million in the first quarter of 2005 from $15.5 million in the first quarter of 2004. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

         We believe that the significant decline in our net sales during the first quarter of 2005, as compared to the same period in 2004, resulted in part from a continued decline in sales of our CD-based products, lower average selling prices of DVD-based products, slower than anticipated growth and a decline in sales of our DVD-based products, and the continued operation of private label programs by Best Buy.

         Despite the decline in our results of operations during the first quarter of 2005, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

         Our backlog at March 31, 2005 was $4.4 million as compared to a backlog at March 31, 2004 of $3.6 million. Based on historical trends, we anticipate that our March 31, 2005 backlog may be reduced by approximately 10.3%, or $453,000, to a net amount of $4.0 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (which would be December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. We do not expect adoption of FIN No. 47 to have a material impact on our financial statements.

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

   IF WE CONTINUE TO SUSTAIN LOSSES, WE WILL BE IN VIOLATION OF THE GMAC COMMERCIAL FINANCE COVENANT AND WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY, TO SUSTAIN OR EXPAND OUR CURRENT SALES VOLUME AND TO FUND OUR DAY-TO-DAY OPERATIONS.

         Our credit facility with GMAC Commercial Finance has one covenant which requires us to have a fixed charge coverage ratio of at least 1.0 to 1.0 for the four months ended April 30, 2005 and the five months ended May 31, 2005. The ratio becomes 1.2 to 1.0 for the six months ended June 30, 2005 and the nine months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the twelve months ended December 31, 2005 and for each twelve month quarter thereafter. If we are unable to attain those ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

   WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM EXPANDING OUR BUSINESS.

         We have incurred net losses in each of the last five years and for the quarter ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $24.2 million. During 2004, 2003, 2002, 2001, 2000 and the quarter ended March 31, 2005, we incurred net losses in the amounts of approximately $8.1 million, $460,000, $8.8 million, $5.4 million, $6.2 million and $1.2 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

   WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         The vast majority of our sales are generated from a small number of retailers. During the first three months of 2005, net sales to our three largest retailers, Staples, CompUSA and Office Depot represented approximately 40%, 25% and 20%, respectively, or an aggregate of approximately 85%, of our total net sales. During 2004, net sales to our five largest retailers, Staples, Circuit City, Best Buy, Office Depot and CompUSA represented approximately 32%, 17%, 11%, 10% and 10%, respectively, or an aggregate of approximately 80%, of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

   OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

         All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our retailers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current retailers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever. For example, in 2004, our sales to Best Buy decreased 73% from $18.2 million in 2003 to $5.0 million in 2004. In addition, in 2004, we had no sales to OfficeMax, as compared to $6.3 million in 2003 and $19.9 million in 2002. These significant declines in sales to Best Buy and OfficeMax were two of the primary reasons for the 30% decline in net sales for 2004 as compared to 2003.

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

         Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, Radio Shack and Staples. Sales to these six retailers collectively accounted for 84% of our net sales for 2004 and for the first quarter of 2005. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers and suppliers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. We did not have any sales to Best Buy in the first three months of 2005, representing a decrease of 100% from $2.8 million in the first three months of 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

         Our accounts receivable represented 53% and 46% of our total assets as of December 31, 2004 and 2003, respectively. As of March 31, 2005, 83% of our accounts receivable represented amounts owed by three retailers, each of whom represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2004, 73% of our accounts receivable represented amounts owed by two retailers, each of whom represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with GMAC Commercial Finance and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

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

         Sales of our data storage products accounted for approximately 99% of our net sales in the first three months of 2005 and in the year 2004. Except for our digital entertainment and other products, which accounted for only approximately 1% of our net sales in the first three months of 2005 and in the year 2004, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of March 31, 2005 and December 31, 2004, we carried and financed inventory valued at approximately $3.6 million and $2.9 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 38% and 32%, respectively, of our total net sales for the three months ended March 31, 2005 and for the year ended December 31, 2004. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

   FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

         We sell our products primarily under our I/OMagic(R) brand name and, from time to time, also sell products under our Digital Research Technologies(R) and Hi-Val(R) brand names. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library(TM), EasyPrint(TM) and GigaBank(TM). One of our key business strategies is to use our brand and product names to successfully compete in the data storage industry. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

   CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

         We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first three months of 2005, six of our retailers accounted for 99% of our total net sales. Similarly, during 2004, five of our retailers accounted for 80% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition,

Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first three months of 2005, the high and low closing bid prices of a share of our common stock were $3.75 and $1.74, respectively. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

         As of May 25, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 122,950 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

         As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from May 25, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operations were not subject to commodity price risk during the first three months of 2005. Our sales to a foreign country (Canada) were approximately 1.8% of our total sales for the first three months of 2005, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

         We currently have an asset-based business loan agreement with GMAC Commercial Finance in the amount of up to $10.0 million. The line of credit provides for an interest rate equal to the prime lending rate as reported in THE WALL STREET JOURNAL plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the GMAC Commercial Finance business loan agreement.

ITEM 4.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the three months ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         OFFICEMAX NORTH AMERICA, INC.

         On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against I/OMagic. The complaint seeks declaratory relief regarding whether plaintiff is still obligated to us under certain previous agreements between the parties. The complaint also seeks plaintiff's costs as well as reasonable attorneys' fees. The complaint arises out of our contentions that plaintiff is still obligated to us under an agreement entered into in May 2001 and plaintiff's contention that it has been released from such obligation. As of the date of this report, we have filed a motion to dismiss, or in the alternative, a motion to stay the plaintiff's action against us. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations.

         On May 20, 2005, I/OMagic filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         Exhibit
         Number                   Description
         ------                   -----------

           10     GMAC Letter dated May 23, 2005 Amending Financial Covenant*

           31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

           32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         ------------------------
         *        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               I/OMAGIC CORPORATION


Dated:  May 27, 2005           By:  /s/ Tony Shahbaz
                                    --------------------------------------------
                                    Tony Shahbaz, President and Chief Executive
                                     Officer (principal executive officer)

Dated:  May 27, 2005           By:  /s/ Steve Gillings
                                    --------------------------------------------
                                    Steve Gillings, Chief Financial Officer
                                    (principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number            Description
------            -----------

10                GMAC Letter dated May 23, 2005 Amending Financial Covenant

31 Certifications Required by Rule 13a-14(a) of the Securities xchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31

 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
 -------------------------------------------------------------------------------

I, Tony Shahbaz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of I/OMagic Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) [omitted pursuant to SEC Release 34-47986];

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 27, 2005

/s/  Tony Shahbaz
-----------------------------
Tony Shahbaz
Chief Executive Officer
(principal executive officer)

 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
 -------------------------------------------------------------------------------

I, Steve Gillings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of I/OMagic Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) [omitted pursuant to SEC Release 34-47986];

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   May 27, 2005

/s/  Steve Gillings
-----------------------------
Steve Gillings,
Chief Financial Officer
(principal financial officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the quarterly report on Form 10-Q of I/OMagic Corporation (the "Company") for the period ended March 31, 2005 (the "Report"), the undersigned hereby certify in their capacities as Chief Executive Officer and Chief Financial Officer of the Company, respectively, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 27, 2005                       By:      /s/ Tony Shahbaz
                                                     -----------------------
                                                     Tony Shahbaz,
                                                     Chief Executive Officer



Dated:   May 27, 2005                       By:      /s/ Steve Gillings
                                                     -----------------------
                                                     Steve Gillings,
                                                     Chief Financial Officer


A signed original of these written statements required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.