Form 10-K/A
period 2004-12-31
I/OMAGIC CORP
filed 2005-07-05
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                                   -----------


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

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 29, 2005 was 4,529,672.

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

EMPLOYEES

     As of June 29, 2005, we had approximately 50 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

     On May 20, 2005, I/OMagic filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, defendant removed this complaint to the United States District Court for the Central District of California. I/OMagic and OfficeMax have jointly requested that the United States District Court for the Central District of California temporarily stay this case pending the outcome of our motion to dismiss, or in the alternative, our motion to stay OfficeMax's action against us in the United States District Court of the Northern District of Ohio. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

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

   SECURITY HOLDERS

     As of June 29, 2005, we had 4,529,672 shares of common stock outstanding held of record by approximately 70 shareholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

     The financial data for 2004 reflects the contribution by our Hi-Val(R)- and Digital Research Technologies(R)-branded products of an aggregate of $7.5 million, or 16.9%, of our total net sales for 2004, and $705,000 of gross margin. Our I/OMagic(R)-branded products contributed $36.9 million, or 83.1%, of our total net sales for 2004, and $2.3 million of gross margin. We amortized $579,000 of the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks and we recorded an impairment of the Hi-Val(R) and Digital Research Technologies(R) trademarks of $3.7 million to reduce the net book value to $500,000 based on a valuation as of year end 2004, for an aggregate of $4.3 million in acquisition-related expenses during 2004.

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

     IMPAIRMENT OF TRADEMARKS. We conducted a valuation on our Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2004. Based upon this valuation, we determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by us for subsequent periods. Therefore, we recorded an impairment in the value of the trademarks of $3.7 million as of December 31, 2004. This impairment will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

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

     Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement has one financial covenant which requires us to have a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005, for the twelve month period ending March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We have been in violation of this financial covenant in the past and may be in violation of this financial covenant in the future. If we are unable to attain the financial covenant ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

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

     On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase up to $15.0 million of inventory through Lung Hwa Electronics as an international purchasing office or manufactured by Lung Hwa Electronics. For inventory purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. Upon effectiveness of the trade credit facility, we paid $1.5 million to Lung Hwa Electronics as an early payment for all invoices coming due for payment. Any early payment funds remaining three months after the date of the commencement of the trade credit facility are to be refunded to us immediately. Once the $1.5 million has been exhausted, or three months from the date of the commencement of the trade credit facility has expired, whichever is sooner, we are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of March 31, 2005, we owed Lung Hwa Electronics $488,000 in trade payables.

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

     Our credit facility with GMAC Commercial Finance has one covenant which requires us to have a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005, for the twelve month period ending March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We have been in violation of this financial covenant in the past and may be in violation of this financial covenant in the future. If we are unable to attain the financial covenant ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

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

   WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES. OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED IF WE DO NOT REMEDIATE THESE MATERIAL WEAKNESSES OR IF WE HAVE OTHER MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES.

     Following their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that certain material weaknesses in our disclosure controls and procedures existed as of December 31, 2004 and as of March 31, 2005. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004 and as of March 31, 2005. The existence of one or more material weaknesses in our disclosure controls and procedures could result in errors in our financial statements and substantial costs and resources may be required to rectify these material weaknesses. If we are unable to produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

     As of June 29, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 121,950 shares of common stock are outstanding under our 2002 Stock Option Plan and no options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from June 29, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2004, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

     In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2004, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. In conjunction with preparing our Form 10-K for the period ended December 31, 2004 and our registration statement on Form S-1, management reviewed our revenue recognition methodologies as they relate to sales incentives and product returns. As a result of this review, management concluded that our controls over the selection and monitoring of appropriate assumptions and factors affecting the recording of revenue and the related sales incentives and product returns were not in accordance with generally accepted accounting principles and that our revenue for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, had been misstated. Based upon this conclusion, our Audit Committee and senior management decided to restate our financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, to reflect the corrections in our revenue recognition methodologies.

     Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the incorrect recording of revenue and the related sales incentives and product returns represented a material weakness.

     2. We did not maintain documentation supporting certain inventory reserves and did not analyze our inventory reserve account on a timely basis. Management evaluated the impact of our inventory accounting practices on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the failure to maintain documentation supporting certain inventory reserves and the failure to analyze our inventory reserve account on a timely basis represented a material weakness. This control deficiency did not result in a material misstatement of our consolidated financial statements.

     3. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

     4. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) revenue recognition, specifically relating to sales incentives and product returns, and (ii) inventory reserves, specifically relating to maintenance of documentary support of certain inventory reserves and the timeliness and frequency of our analysis of our inventory reserve account. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

     To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

      Remediation of Material Weaknesses

     To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to December 31, 2004, which correspond to the four material weaknesses identified above:

     1. We have revised our revenue recognition methodology as it relates to sales incentives. We previously accounted for sales incentives by reducing gross sales at the time sales incentives were offered to our retailers. Upon further examination of our accounting methodology for sales incentives, and a quantitative analysis of our historical sales incentives, we determined that we made an error in our application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that we should have estimated and recorded sales incentives at the time our products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of our sales incentive history, we should have been assessing our revenue recognition criteria to determine whether we were able to effectively estimate or determine our eventual sales price. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the years ended December 31, 2002 and 2003. Beginning with the quarter ended December 31, 2004, we recorded an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve month period, adjusted for any known variations, which we charged to operations and offset against gross sales at the time products were sold with a corresponding accrual for our estimated sales incentive liability. This accrual
- our sales incentive reserve - is to be reduced by deductions on future payments taken by our retailers relating to actual sales incentives.

     We have revised our revenue recognition methodology as it relates to product returns. We previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. We conducted a quantitative analysis of our historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, we determined that we made an error in our method of estimating product returns. As a result of this analysis, we determined that a more appropriate method would be to apply an actual trailing 18-month return rate by product category against actual gross sales for the period. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the years ended December 31, 2002 and 2003. We began using this new methodology in the quarter ended December 31, 2004.

     2. We have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our inventory reserves to ensure that inventory balances are reduced to their net realizable values on a timely basis. We have also revised our methodology in relation to slow-moving or obsolete inventory. Slow-moving inventory is comprised of products that have not been sold within six months. Obsolete inventory is comprised of products that are no longer compatible with current hardware or software. We previously reviewed our slow-moving and obsolete inventory in detail twice a year, during our June 30 and December 31 physical inventories, in regards to our lower of cost or market valuations. Our inventory reviews for the quarters ended March 31 and September 30 were less detailed. We have implemented a new procedure that requires that our purchasing manager review slow-moving and obsolete inventory in detail at the end of each quarter and propose any necessary increases to our inventory reserve. This procedure became effective for the quarter ended December 31, 2004 and is effective for each quarter thereafter.

     3. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting process. We also engaged another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting process. Additionally, as of the date of this report, we have created a new position-Vice President of Corporate Compliance-to further assist us in timely making required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. We are currently in the process of filling this position with an appropriate candidate. We also intend, in 2005, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

      4.  Please see item 3 immediately above.

      Changes in Internal Control over Financial Reporting

     Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions held by our directors and executive officers as of June 29, 2005 and their business experience are as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of June 29, 2005, a total of 4,529,672 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

                                                                                 AMOUNT AND NATURE
NAME AND ADDRESS                                                                    OF BENEFICIAL     PERCENT
OF BENEFICIAL OWNER(1)                                           TITLE OF CLASS  OWNERSHIP OF CLASS   OF CLASS
----------------------                                           --------------  ------------------   --------
Tony Shahbaz..................................................       Common         2,398,991(2)        52.5%
Steel Su......................................................       Common           575,561(3)        12.7%
Sung Ki Kim...................................................       Common           375,529(4)         8.3%
Daniel Yao....................................................       Common           342,918(5)         7.6%
Daniel Hou....................................................       Common           135,436(6)         3.0%
Steve Gillings................................................       Common             9,101(7)          *
All executive officers and directors as a group (5 persons)...       Common         3,462,007(8)        75.5%

------------
*    Less than 1.0%

(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Su, Hou and Yao are directors.

(2) Consists of: (i) 510,795 shares of common stock and 41,299 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

(3) Consists of 406,794 shares of common stock and 2,100 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.

(4) Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.

(5) Consists of 2,100 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.

(6) Consists of 2,100 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.

(7) Consists of 9,101 shares of common stock underlying options held individually by Mr. Gillings.

(8)  Includes 56,700 shares of common stock underlying options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders, subcontract manufacturers and suppliers. Under the terms of the facility, Lung Hwa Electronics agreed to purchase inventory on our behalf. We could purchase up to $10.0 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee, so that the net handling fee is 3%, was applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which were agreed to by a supplier, resulted in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2004, $1.5 million of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. This trade credit facility was for an indefinite term, however, either party had the right to terminate the facility upon 30 days' written notice to the other party. In connection with the entry into the new trade credit facility with Lung Hwa Electronics described below, we entered into a Termination Agreement effective June 6, 2005 that terminated our $10.0 million trade credit facility with Lung Hwa Electronics.

     On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase up to $15.0 million of inventory through Lung Hwa Electronics as an international purchasing office or manufactured by Lung Hwa Electronics. For inventory purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. Upon effectiveness of the trade credit facility, we paid $1.5 million to Lung Hwa Electronics as an early payment for all invoices coming due for payment. Any early payment funds remaining three months after the date of the commencement of the trade credit facility are to be refunded to us immediately. Once the $1.5 million has been exhausted, or three months from the date of the commencement of the trade credit facility has expired, whichever is sooner, we are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party.

     As of December 31, 2004, we owed Lung Hwa Electronics $0 million in trade payables. During 2004, we purchased $2.5 million of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics. During 2002, we purchased no inventory from Lung Hwa Electronics.

     We believe that many of the terms available to us under our trade credit facility with Lung Hwa Electronics are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa Electronics extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa Electronics, the level of security provided by us to Lung Hwa Electronics was initially $1.5 million, which we expect will ultimately be $0, and thereafter will only be 10% of each product order, for a $15.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

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

     Trademarks
     ----------

     The Hi-Val(R) and Digital Research Technologies(R) trademarks acquired in April 2000 were originally being amortized over a 5-year period. A valuation in early 2002 established that the trademarks had an additional 10-year life. Therefore, effective with the second quarter 2002, the Company extended the amortization period by ten years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable.

     In accordance with SFAS No. 142, "Goodwill and other Intangible Assets," the Company conducted its required valuation on the trademarks for possible impairment as of December 31, 2004. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company wrote down the value of the trademarks by $3,696,099 as of December 31, 2004. This writedown will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

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

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

     Quarterly Financial Data--As Restated
     -------------------------------------

     The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2004, 2003 and 2002.

                                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
YEAR ENDED DECEMBER 31, 2004                              QUARTER    QUARTER    QUARTER    QUARTER     YEAR
----------------------------                              -------    -------    -------    -------     ----
                                                         (RESTATED) (RESTATED) (RESTATED)

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                 $ 15,474   $  7,490   $  9,947   $ 11,486   $ 44,397
Gross profit                                                 2,256        438        555       (271)     2,978
Operating expenses                                           2,056      1,834      1,698      5,293     10,881
Operating income (loss)                                        200     (1,396)    (1,143)    (5,564)    (7,903)
Other income (expense)                                         (52)       (52)       (26)       (21)      (151)
Pre-tax income (loss)                                          148     (1,448)    (1,169)    (5,585)    (8,054)
Income tax provision (benefit)                                   3         (1)        --          1          3
Net income (loss)                                         $    145   $ (1,447)  $ (1,169)  $ (5,586)  $ (8,057)
Net income (loss) per common share diluted                $    0.03  $  (0.32)  $  (0.26)  $  (1.23)  $  (1.78)



                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED (CONTINUED)

                                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
YEAR ENDED DECEMBER 31, 2003                              QUARTER    QUARTER    QUARTER    QUARTER     YEAR
----------------------------                              -------    -------    -------    -------     ----
                                                        (RESTATED) (RESTATED)  (RESTATED) (RESTATED) (RESTATED)

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                 $ 17,104   $ 12,369   $ 14,016   $ 20,098   $ 63,587
Gross profit                                                 1,987      1,511      2,419      3,027      8,944
Operating expenses                                           2,150      3,162      1,825      2,100      9,237
Operating income (loss)                                       (163)    (1,651)       594        927       (293)
Other income (expense)                                         (80)       (26)       (44)       (44)      (194)
Pre-tax income (loss)                                         (243)    (1,677)       550        883       (487)
Income tax provision (benefit)                                  (2)         1         (2)       (24)       (27)
Net income (loss)                                         $   (241)  $ (1,678)  $    552   $    907   $   (460)
Net income (loss) per common share diluted                $  (0.05)  $  (0.37)  $   0.12   $   0.20   $  (0.10)


                                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
YEAR ENDED DECEMBER 31, 2002                              QUARTER    QUARTER    QUARTER    QUARTER     YEAR
----------------------------                              -------    -------    -------    -------     ----
                                                        (RESTATED) (RESTATED)  (RESTATED) (RESTATED) (RESTATED)

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                 $ 25,525   $ 13,259   $ 20,711   $ 21,458   $ 80,953
Gross profit                                                 3,349        310      1,541      2,188      7,388
Operating expenses                                           2,946      2,633      2,513      1,931     10,023
Operating income (loss)                                        403     (2,323)      (972)       257     (2,635)
Other income (expense)                                         (84)      (181)       (83)    (5,177)    (5,525)
Pre-tax income (loss)                                          319     (2,504)    (1,055)    (4,920)    (8,160)
Income tax provision (benefit)                                  --        500        185         --        685
Net income (loss)                                         $    319   $ (3,004)  $ (1,240)  $ (4,920)  $ (8,845)
Net income (loss) per common share diluted                $   0.07   $  (0.66)  $  (0.27)  $  (1.09)  $  (1.95)

     Quarterly Financial Data--Restatement Adjustments
     -------------------------------------------------

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

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED (CONTINUED)

     The Company has recalculated its provision for income taxes for the years ended December 31, 2001 and 2002 as a result of the restatements for sales incentives, product returns and rebate promotions.

     Based on the foregoing, the Company has determined the effect of these corrections on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatement adjustments on a quarterly basis, for the first three quarterly periods of the year ended December 31, 2004 and for all quarterly periods in the years ended December 31, 2003 and 2002. The Company did not restate its quarterly financial information for the quarterly period ended December 31, 2004.

                                                                 AS ORIGINALLY          RESTATEMENT
     FIRST QUARTER ENDED MARCH 31, 2004                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         15,360      $          114        $      15,474
     Gross profit (loss)                                                 2,368                (112)               2,256
     Operating expenses                                                  2,056                   -                2,056
     Operating income (loss)                                               312                (112)                 200
     Other expense                                                         (52)                  -                  (52)
     Pre-tax income (loss)                                                 260                (112)                (148)
     Income tax provision                                                    3                   -                    3
     Net income (loss)                                        $            257      $         (112)       $         145
     Net income (loss) per common share diluted               $           0.06      $        (0.03)       $        0.03


                                                                 AS ORIGINALLY          RESTATEMENT
     SECOND QUARTER ENDED JUNE 30, 2004                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $          7,192      $          298        $       7,490
     Gross profit                                                          251                 186                  437
     Operating expenses                                                  1,833                   -                1,833
     Operating income (loss)                                            (1,582)                186              (1,396)
     Other expense                                                         (52)                  -                  (52)
     Pre-tax income (loss)                                              (1,634)                186               (1,448)
     Income tax benefit                                                     (1)                  -                   (1)
     Net income (loss)                                        $         (1,633)     $          186        $      (1,447)
     Net income (loss) per common share diluted               $          (0.36)     $         0.04        $       (0.32)


                                                                 AS ORIGINALLY          RESTATEMENT
     THIRD QUARTER ENDED SEPTEMBER 30, 2004                         REPORTED            ADJUSTMENTS         AS RESTATED
     --------------------------------------                         --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $          8,303      $        1,644        $       9,947
     Gross profit (loss)                                                  (352)                907                  555
     Operating expenses                                                  1,698                   -                1,698
     Operating income (loss)                                            (2,050)                907               (1,143)
     Other expense                                                         (26)                  -                  (26)
     Pre-tax income (loss)                                              (2,076)                907               (1,169)
     Income tax provision (benefit)                                          -                   -                    -
     Net income (loss)                                        $         (2,076)     $          907        $      (1,169)
     Net income (loss) per common share diluted               $          (0.46)     $         0.20        $       (0.26)





                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED (CONTINUED)

                                                                 AS ORIGINALLY          RESTATEMENT
     FIRST QUARTER ENDED MARCH 31, 2003                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         17,064      $           40        $      17,104
     Gross profit (loss)                                                 2,436                (450)               1,986
     Operating expenses                                                  2,150                   -                2,150
     Operating income (loss)                                               286                (450)                (164)
     Other expense                                                         (80)                  -                  (80)
     Pre-tax income (loss)                                                 206                (450)                (244)
     Income tax benefit                                                     (3)                  -                   (3)
     Net income (loss)                                        $            209      $         (450)       $        (241)
     Net income (loss) per common share diluted               $           0.05      $        (0.10)       $       (0.05)


                                                                 AS ORIGINALLY          RESTATEMENT
     SECOND QUARTER ENDED JUNE 30, 2003                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         12,793      $         (424)       $      12,369
     Gross profit (loss)                                                 1,910                (399)               1,511
     Operating expenses                                                  3,162                   -                3,162
     Operating loss                                                     (1,252)               (399)              (1,651)
     Other expense                                                         (26)                  -                  (26)
     Pre-tax loss                                                       (1,278)               (399)              (1,677)
     Income tax provision                                                    1                   -                    1
     Net loss                                                 $         (1,279)     $         (399)       $      (1,678)
     Net loss per common share diluted                        $          (0.28)     $        (0.09)       $       (0.37)


                                                                 AS ORIGINALLY          RESTATEMENT
     THIRD QUARTER ENDED SEPTEMBER 30, 2003                         REPORTED            ADJUSTMENTS         AS RESTATED
     --------------------------------------                         --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         13,505      $          511        $      14,016
     Gross profit                                                        2,062                 357                2,419
     Operating expenses                                                  1,825                   -                1,825
     Operating income                                                      237                 357                  594
     Other expense                                                         (44)                  -                  (44)
     Pre-tax income                                                        193                 357                  550
     Income tax benefit                                                     (2)                  -                   (2)
     Net income                                               $            195      $          357        $         552
     Net income per common share diluted                      $           0.04      $         0.08        $        0.12


                                                                 AS ORIGINALLY          RESTATEMENT
     FOURTH QUARTER ENDED DECEMBER 31, 2003                         REPORTED            ADJUSTMENTS         AS RESTATED
     --------------------------------------                         --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         18,860      $        1,238        $      20,098
     Gross profit                                                        2,730                 297                3,027
     Operating expenses                                                  2,100                   -                2,100
     Operating income                                                      630                 297                  927
     Other expense                                                         (44)                  -                  (44)
     Pre-tax income                                                        586                 297                  883
     Income tax benefit                                                    (24)                  -                  (24)
     Net income                                               $            610      $          297        $         907
     Net income per common share diluted                      $           0.13      $         0.07        $        0.20




                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED (CONTINUED)

                                                                 AS ORIGINALLY          RESTATEMENT
     FIRST QUARTER ENDED MARCH 31, 2002                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         26,720      $       (1,195)       $      25,525
     Gross profit (loss)                                                 4,045                (696)               3,349
     Operating expenses                                                  2,946                   -                2,946
     Operating income (loss)                                             1,099                (696)                 403
     Other expense                                                         (84)                  -                  (84)
     Pre-tax income (loss)                                               1,015                (696)                 319
     Income tax provision                                                    -                   -                    -
     Net income (loss)                                        $          1,015      $         (696)       $         319
     Net income (loss) per common share diluted               $           0.21      $        (0.14)       $        0.07


                                                                 AS ORIGINALLY          RESTATEMENT
     SECOND QUARTER ENDED JUNE 30, 2002                             REPORTED            ADJUSTMENTS         AS RESTATED
     ----------------------------------                             --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         14,086      $         (827)       $      13,259
     Gross profit (loss)                                                   849                (539)                 310
     Operating expenses                                                  2,633                   -                2,633
     Operating loss                                                     (1,784)               (539)              (2,323)
     Other expense                                                        (181)                  -                 (181)
     Pre-tax loss                                                       (1,965)               (539)              (2,504)
     Income tax provision                                                  500                   -                  500
     Net loss                                                 $         (2,465)     $         (539)       $      (3,004)
     Net loss per common share diluted                        $          (0.54)     $        (0.12)       $       (0.66)


                                                                 AS ORIGINALLY          RESTATEMENT
     THIRD QUARTER ENDED SEPTEMBER 30, 2002                         REPORTED            ADJUSTMENTS         AS RESTATED
     --------------------------------------                         --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         20,393      $          318        $      20,711
     Gross profit (loss)                                                 1,555                 (13)               1,542
     Operating expenses                                                  2,514                   -                2,514
     Operating loss                                                       (959)                (13)                (972)
     Other expense                                                         (83)                  -                  (83)
     Pre-tax loss                                                       (1,042)                (13)              (1,055)
     Income tax provision (benefit)                                        499                (314)                 185
     Net income (loss)                                        $         (1,541)     $          301        $      (1,240)
     Net income (loss) per common share diluted               $          (0.34)     $         0.07        $       (0.27)


                                                                 AS ORIGINALLY          RESTATEMENT
     FOURTH QUARTER ENDED SEPTEMBER 30, 2002                        REPORTED            ADJUSTMENTS         AS RESTATED
     ---------------------------------------                        --------            -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net sales                                                $         22,331      $         (873)       $      21,458
     Gross profit (loss)                                                 2,415                (228)               2,187
     Operating expenses                                                  1,929                   -                1,929
     Operating loss                                                        486                (228)                 258
     Other expense                                                      (5,177)                  -               (5,177)
     Pre-tax loss                                                       (4,691)               (228)              (4,919)
     Income tax provision (benefit)                                        665                (664)                   1
     Net income (loss)                                        $         (5,356)     $          436        $      (4,920)
     Net income (loss) per common share diluted               $          (1.17)     $         0.09        $       (1.09)


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

     On May 23, 2005, the Company entered into a Letter Agreement (the "Letter Agreement") with GMAC with respect to a certain financial covenant under the Company's Loan and Security Agreement with GMAC dated March 9, 2005 (the "Loan Agreement"). The Letter Agreement amended the Loan Agreement to exclude the required Fixed Charge Coverage Ratio for the Measurement Period ending March 31, 2005. As of March 31 2005, the Company was in breach of the financial covenant; however, as a result of this Letter Agreement, the Company is no longer in breach of this covenant. The Letter Agreement also amended the Loan Agreement to include new Fixed Charge Coverage Ratio Measurement Periods ending April 30 and May 31, 2005.

     On June 30, 2005, the Company entered into a First Amendment to Loan and Security Agreement (the "Amendment") with GMAC with respect to a certain financial covenant under the Loan Agreement. The Amendment amended the Loan Agreement to exclude the required Fixed Charge Coverage Ratio for the Measurement Periods ending April 30 and May 31, 2005. As of April 30, 2005, the Company was in breach of the financial covenant;
     however, as a result of this Amendment, the Company is no longer in breach of this covenant. The Letter Agreement also amended the Loan Agreement to include new Fixed Charge Coverage Ratio Measurement Periods ending April 30 and May 31, 2005.

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

     Litigation
     ----------

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

     On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, defendant removed this complaint to the United States District Court for the Central District of California. The Company and OfficeMax have jointly requested that the United States District Court for the Central District of California temporarily stay this case pending the outcome of the Company's motion to dismiss, or in the alternative, the Company's motion to stay OfficeMax's action against the Company in the United States District Court of the Northern District of Ohio. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious.

     Agreement with Lung Hwa Electronics Co., Ltd.
     ---------------------------------------------

     On June 6, 2005, the Company entered into an agreement for a trade credit facility with Lung Hwa Electronics Co., Ltd. ("LHE"). LHE is a stockholder and subcontract manufacturer and supplier of I/OMagic. Under the terms of the facility, LHE has agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through LHE as an international purchasing office, or
     (ii) manufactured by LHE. For inventory purchased through LHE the payment terms are 120 days following the date of invoice by LHE and LHE charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by LHE, the payment terms are 90 days following the date of the invoice by LHE. Upon effectiveness of the Agreement, the Company is required to pay LHE $1.5 million as an early payment for all invoices coming due for payment. Any early payment funds remaining three months after the date of the Agreement shall be refunded to the Company immediately. Once the $1.5 million has been exhausted, or three months from the date of the Agreement has expired, whichever is sooner, the Company shall pay LHE 10% of the purchase price on any purchase orders issued to LHE, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party.

     In connection with the entry into the agreement with LHE described above, the Company entered into a Termination Agreement effective June 6, 2005 that terminated the Company's previous January 23, 2003 agreement with LHE that provided a $10 million trade credit facility to the Company.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 18, 2005

                                                            I/OMAGIC CORPORATION
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                  ADDITIONS
                                                                       BALANCE,     ADDITIONS    (DEDUCTIONS)    BALANCE,
                                                                       BEGINNING    CHARGED TO       FROM          END
                                                                        OF YEAR     OPERATIONS     RESERVE       OF YEAR
                                                                        -------     ----------     -------       -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

      DECEMBER 31, 2004                                               $     20,553 $    202,654  $   (198,261) $     24,946
      DECEMBER 31, 2003                                               $  2,135,660 $  1,478,089  $ (3,593,196) $     20,553
      DECEMBER 31, 2002                                               $  2,679,118 $  1,300,000  $ (1,843,458) $  2,135,660

RESERVES FOR OBSOLETE INVENTORY

      DECEMBER 31, 2004                                               $    505,029 $  2,046,217  $ (1,088,032) $  1,463,214
      DECEMBER 31, 2003                                               $  1,046,812 $    125,000  $   (666,783) $    505,029
      DECEMBER 31, 2002                                               $    558,703 $  2,070,200  $ (1,582,091) $  1,046,812

RESERVES FOR PRODUCT RETURNS AND SALES INCENTIVES

      DECEMBER 31, 2004                                               $    812,258 $  4,043,212  $ (4,281,900) $    573,570
      DECEMBER 31, 2003                                               $    530,082 $  3,566,648  $ (3,284,472) $    812,258
      DECEMBER 31, 2002                                               $  2,117,339 $  7,469,768  $ (9,057,025) $    530,082

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

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

10.22 Pledge and Security Agreement executed by I/OMagic Corporation, dated March 9, 2005 (17)

10.23 Collateral Assignment Agreement executed by I/OMagic Corporation, dated March 9, 2005 (17)

10.24 Guaranty Agreement entered into between IOM Holdings, Inc., and GMAC Commercial Finance LLC dated March 9, 2005 (17)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

10.25 General Security Agreement entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.26 Intellectual Property Security Agreement and Collateral Assignment entered into between I/OMagic Corporation and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.27 Intellectual Property Security Agreement and Collateral Assignment entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (17)

10.28 Letter Agreement between GMAC Commercial Finance LLC and I/OMagic Corporation dated May 23, 2005 (18)

10.29 Termination Agreement between Lung Hwa Electronics Co., Ltd. and I/OMagic Corporation dated June 6, 2005 (19)

10.30 Agreement between Lung Hwa Electronics Co., Ltd. and I/OMagic Corporation dated June 6, 2005 (19)

10.31 First Amendment to Loan and Security Agreement between GMAC Commercial Finance LLC and I/OMagic Corporation dated June 30, 2005 (20)

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

(18) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 000-27267).
(19) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 13, 2005 (File No. 000-27267).
(20) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 5 filed by the Registrant with the Securities and Exchange Commission on July 1, 2005 (Reg. No. 333-115208).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of July, 2005.

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


       SIGNATURE                               TITLE                                    DATE
       ---------                               -----                                    ----
/s/ TONY SHAHBAZ             Chief Executive Officer, President and Secretary       July 1, 2005
-------------------------    (Principal Executive Officer)
Tony Shahbaz

/s/ STEVE GILLINGS           Chief Financial Officer (Principal Accounting and      July 1, 2005
-------------------------    Financial Officer)
Steve Gillings

/s/ DANIEL HOU               Director                                               July 1, 2005
-------------------------
Daniel Hou

/s/ DANIEL YAO               Director                                               July 1, 2005
-------------------------
Daniel Yao

/s/ STEEL SU                 Director                                               July 1, 2005
-------------------------
Steel Su

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