Form 10-Q/A
period 2005-03-31
I/OMAGIC CORP
filed 2005-07-05
CIK 1083663

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


As of June 29, 2005, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

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

The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period through and including September 30, 2005, a fixed charge coverage ratio of at least 1.2 to 1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0 for all measurement periods thereafter. A measurement period is defined in the Loan Agreement as the three month period ending March 31, 2005, the six month period ending June 30, 2005, the nine month period ending September 30, 2005, the 12 month period ending December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of March 31 and April 30, 2005, the Company was in breach of the financial covenant; however, as a result of a Letter Agreement and a First Amendment to Loan Agreement between the Company and GMAC, the Company is no longer in breach of this covenant. (See Note 11)

The obligations of the Company under the Loan Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's wholly-owned subsidiary, IOM Holdings, Inc. (the "Subsidiary"). The obligations of the Company and the guarantee obligations of its Subsidiary are secured pursuant to a Pledge and Security Agreement executed by the Company, a Collateral Assignment Agreement executed by the Company, a Guaranty Agreement executed by its Subsidiary, a General Security Agreement executed by its Subsidiary, an Intellectual Property Security Agreement and Collateral Assignment executed by the Company, and an Intellectual Property Security Agreement and Collateral Assignment executed by its Subsidiary.

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


         Our credit facility with GMAC Commercial Finance has one covenant which requires us to have a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005, for the twelve month period ending March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We have been in violation of this financial covenant in the past and may be in violation of this financial covenant in the future.If we are unable to attain the financial covenant ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.



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

ITEM 4.  CONTROLS AND PROCEDURES


         Evaluation of Disclosure Controls and Procedures

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

         3. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

         4. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) revenue recognition, specifically relating to sales incentives and product returns, and
(ii) inventory reserves, specifically relating to maintenance of documentary support of certain inventory reserves and the timeliness and frequency of our analysis of our inventory reserve account. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

         3. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting process. We also engaged another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting process. Additionally, as of the date of this report, we have created a new position--Vice President of Corporate Compliance--to further assist us in timely making required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. We are currently in the process of filling this position with an appropriate candidate. We also intend, in 2005, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

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

           10     GMAC Letter dated May 23, 2005 Amending Financial Covenant(1)

           31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

           32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         ------------------------
         *        Filed herewith

         (1) Filed as an exhibit to the Registrant's initial filing on May 27, 2005 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 0-27267)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               I/OMAGIC CORPORATION



Dated:  July 1, 2005           By:  /s/ Tony Shahbaz
                                    --------------------------------------------
                                    Tony Shahbaz, President and Chief Executive
                                     Officer (principal executive officer)

Dated:  July 1, 2005           By:  /s/ Steve Gillings
                                    --------------------------------------------
                                    Steve Gillings, Chief Financial Officer
                                    (principal financial and accounting officer)

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