Form 10-Q
period 2005-06-30
I/OMAGIC CORP
filed 2005-08-15
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of August 15, 2005, there were 4,529,672 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Financial  Statements

            Consolidated  Balance  Sheets  - June 30, 2005 (unaudited)
            and December 31, 2004                                            3

            Consolidated  Statements  of  Income  -  For the three
            and six months ended June  30,  2005  and  2004 (unaudited)      5

            Consolidated  Statements  of  Cash  Flows  -  For  the  six
            months  ended June  30,  2005  and  2004  (unaudited)            6

            Notes  to  Consolidated  Financial  Statements                   7

Item  2.    Management's  Discussion and Analysis of Financial Condition
            and  Results  of  Operations                                    17

Item  3.    Quantitative and Qualitative Disclosures About Market Risk      48

Item  4.    Controls  and  Procedures                                       48


PART  II  - OTHER  INFORMATION

Item  1.    Legal  Proceedings                                              52

Item  2.    Unregistered  Sale  of Equity Securities and Use of Proceeds    53

Item  3.    Defaults  Upon  Senior  Securities                              53

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders     53

Item  5.    Other  Information                                              53

Item  6.    Exhibits                                                        54

SIGNATURES                                                                  55

EXHIBITS  FILED  WITH  THIS  REPORT                                         56

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                     ASSETS

                                                                      JUNE 30,    DECEMBER 31,
                                                                        2005           2004
                                                                      -------------------------
                                                                      (unaudited)

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $ 1,704,871  $ 3,587,807
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      218,654    1,044,339
Accounts receivable, net of allowance for doubtful
     accounts of $42,337 (unaudited) and $24,946 . . . . . . . . . .   12,455,653   14,598,422
Inventory, net of allowance for obsolete inventory of $0 (unaudited)
     and $1,463,214. . . . . . . . . . . . . . . . . . . . . . . . .    8,211,750    6,146,766
Inventory in transit . . . . . . . . . . . . . . . . . . . . . . . .       52,412      513,672
Prepaid expenses and other current assets. . . . . . . . . . . . . .    1,259,561      741,244
                                                                      -----------  -----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .   23,902,901   26,632,250
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
      $1,360,873 (unaudited) and $1,256,036. . . . . . . . . . . . .      204,078      307,661
TRADEMARK, net of accumulated amortization
      of $5,484,244 (unaudited) and $5,449,780 . . . . . . . . . . .      465,336      499,800
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,032       27,032
                                                                      -----------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  $24,599,347  $27,466,743
                                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                        I/OMAGIC CORPORATION
                                           AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             JUNE 30,     DECEMBER 31,
                                                                               2005           2004
                                                                           -------------  -------------
                                                                            (unaudited)
CURRENT LIABILITIES
Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,191,279   $  5,962,891
 Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .     4,762,922      5,221,719
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . .     7,742,858      7,346,596
 Reserves for customer returns and price protection . . . . . . . . . . .       470,640        573,570
                                                                           -------------  -------------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .    17,167,699     19,104,776
                                                                           -------------  -------------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .             -              -
STOCKHOLDERS' EQUITY
Preferred Stock
   10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .             -              -
   Series B, 1,000,000 shares authorized, 0 and 0 shares
   Issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .             -              -
 Common stock, $0.001 par value
       100,000,000 shares authorized
       4,529,672 (unaudited) and 4,529,672 shares issued and outstanding.         4,530          4,530
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    31,557,988     31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost . . . . . .      (126,014)      (126,014)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24,004,856)   (23,074,537)
                                                                           -------------  -------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .     7,431,648      8,361,967
                                                                           -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $ 24,599,347   $ 27,466,743
                                                                           =============  =============


   The accompanying notes are an integral part of these financial statements.



                                                       I/OMAGIC CORPORATION
                                                          AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                            (UNAUDITED)




                                                         THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                        2005              2004 (RESTATED)            2005          2004 (RESTATED)
                                        -----------------------------  ---------------------------  ------------  ----------------
                                                      (unaudited)           (unaudited)              (unaudited)     (unaudited)

NET SALES. . . . . . . . . . . . . . .  $                  9,557,611   $                7,489,828   $18,594,423   $    22,963,347
COST OF SALES. . . . . . . . . . . . .                     8,040,306                    7,052,324    16,495,186        20,270,578
                                        -----------------------------  ---------------------------  ------------  ----------------
GROSS PROFIT . . . . . . . . . . . . .                     1,517,305                      437,504     2,099,237         2,692,769
                                        -----------------------------  ---------------------------  ------------  ----------------
OPERATING EXPENSES
Selling, marketing, and advertising. .                       123,224                      170,899       297,425           651,011
General and administrative . . . . . .                     1,042,376                    1,453,412     2,459,841         2,819,771
Depreciation and amortization. . . . .                        60,728                      208,969       139,301           418,240
                                        -----------------------------  ---------------------------  ------------  ----------------
   Total operating expenses. . . . . .                     1,226,328                    1,833,280     2,896,567         3,889,022
                                        -----------------------------  ---------------------------  ------------  ----------------
PROFIT (LOSS) FROM OPERATIONS. . . . .                       290,978                   (1,395,776)     (797,330)       (1,196,253)
                                        -----------------------------  ---------------------------  ------------  ----------------
OTHER INCOME (EXPENSE)
Interest income. . . . . . . . . . . .                           245                           33           282               252
Interest expense . . . . . . . . . . .                       (64,798)                     (39,912)     (142,151)          (84,047)
Other income (expense) . . . . . . . .                         2,948                      (12,610)       11,280           (20,421)
                                        -----------------------------  ---------------------------  ------------  ----------------
          Total other income (expense)                       (61,605)                     (52,489)     (130,589)         (104,216)
                                        -----------------------------  ---------------------------  ------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES. . .                       229,372                   (1,448,265)     (927,919)       (1,300,469)
PROVISION FOR (BENEFIT FROM) INCOME
  TAXES. . . . . . . . . . . . . . . .                         2,400                         (892)        2,400             2,196
                                        -----------------------------  ---------------------------  ------------  ----------------
NET INCOME (LOSS). . . . . . . . . . .  $                    226,972   $               (1,447,373)  $  (930,319)  $    (1,302,665)
                                        =============================  ===========================  ============  ================
BASIC AND DILUTED INCOME (LOSS) PER
  SHARE. . . . . . . . . . . . . . . .  $                       0.05                       ($0.32)       ($0.21)           ($0.29)
                                        =============================  ===========================  ============  ================
BASIC AND DILUTED WEIGHTED-AVERAGE
  SHARES OUTSTANDING . . . . . . . . .                     4,529,672                    4,529,672     4,529,672         4,529,672
                                        =============================  ===========================  ============  ================

     The accompanying notes are an integral part of these financial statements.


                                        I/OMAGIC CORPORATION
                                           AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                            (UNAUDITED)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      2005               2004
                                                                                      (RESTATED)
                                                         ---------------------------  -------------
                                                                  (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $                 (930,319)  $ (1,302,665)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
Depreciation and amortization . . . . . . . . . . . . .                     104,837        128,872
Amortization of trademarks. . . . . . . . . . . . . . .                      34,464        289,368
Allowance for doubtful accounts . . . . . . . . . . . .                      91,581        120,000
Reserve for customer returns and allowances . . . . . .                    (102,931)      (376,634)
Reserve for obsolete inventory. . . . . . . . . . . . .                     536,566        368,596
(Increase) decrease in
Accounts receivable . . . . . . . . . . . . . . . . . .                   2,051,188      8,243,013
Inventory . . . . . . . . . . . . . . . . . . . . . . .                  (2,601,550)     2,534,392
Inventory in transit. . . . . . . . . . . . . . . . . .                     461,261              -
Prepaid expenses and other current assets . . . . . . .                    (518,317)      (376,385)
Other assets. . . . . . . . . . . . . . . . . . . . . .                           -         25,952
Decrease in
Accounts payable and accrued expenses . . . . . . . . .                    (458,796)    (1,190,219)
Accounts payable - related parties. . . . . . . . . . .                     396,262     (6,703,433)
Settlement payable. . . . . . . . . . . . . . . . . . .                           -     (1,000,000)
                                                         ---------------------------  -------------
Net cash provided by (used in) operating activities . .                    (935,754)       760,857
                                                         ---------------------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . . .                      (1,255)       (20,975)
   Restricted cash. . . . . . . . . . . . . . . . . . .                     825,685        195,952
                                                         ---------------------------  -------------

   Net cash provided by investing activities. . . . . .                     824,430        174,977
                                                         ---------------------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit. . . . . . . . . . . . .                  (1,771,612)    (1,422,396)
                                                         ---------------------------  -------------
Net cash used in financing activities . . . . . . . . .                 ( 1,771,612)   ( 1,422,396)
                                                         ---------------------------  -------------
Net increase (decrease) in cash and cash equivalents. .                  (1,882,936)      (486,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .                   3,587,807      4,005,705
                                                         ---------------------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $                1,704,871   $  3,519,143
                                                         ===========================  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID. . . . . . . . . . . . . . . . . . . . .  $                  141,816   $     86,111
                                                         ===========================  =============
 INCOME TAXES PAID. . . . . . . . . . . . . . . . . . .  $                    2,400   $      2,196
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

NOTE  2  -  RESTATEMENT  OF  2004  FINANCIAL  STATEMENTS

The Company previously accounted for its sales incentives by reducing gross sales at the time sales incentives were offered to its retailers. Upon further examination of its accounting methodology for sales incentives, and a quantitative analysis of its historical sales incentives, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that it should have estimated and recorded sales incentives at the time its products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of the Company's sales incentive history, the Company should have been assessing its revenue recognition criteria to determine whether it was able to effectively estimate or determine its eventual sales price. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three and six months ended June 30, 2004.

The Company previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. The Company conducted a quantitative analysis of its historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, the Company determined that it made an error in its method of estimating product returns. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three and six months ended June 30, 2004.

The effects of the restatement on net sales, cost of sales, gross profit, net income, basic and diluted income per common share, reserves for product returns and sales incentives, and stockholders' equity as of and for the three months ended June 30, 2004 are as follows:

                                                     AS ORIGINALLY    RESTATEMENT
                                                       REPORTED       ADJUSTMENTS    AS RESTATED
                                                    ---------------  -------------  -------------
Net sales. . . . . . . . . . . . . . . . . . . . .  $    7,191,541   $    298,287   $  7,489,828
Cost of sales. . . . . . . . . . . . . . . . . . .       6,940,415        111,909      7,052,324
Gross profit . . . . . . . . . . . . . . . . . . .         251,126        186,378        437,504
Net income (loss). . . . . . . . . . . . . . . . .  $   (1,633,751)  $    186,378   $ (1,447,373)

PROFIT (LOSS) PER COMMON SHARE:
   Basic . . . . . . . . . . . . . . . . . . . . .  $        (0.36)  $       0.04   $      (0.32)
   Diluted . . . . . . . . . . . . . . . . . . . .  $        (0.36)  $       0.04   $      (0.32)
Reserves for product returns and sales incentives.  $      550,576   $   (114,954)  $    435,622
Stockholders' equity . . . . . . . . . . . . . . .  $   15,001,213   $    114,954   $ 15,116,167

The effects of the restatement on net sales, cost of sales, gross profit, net income, basic and diluted income per common share, reserves for product returns and sales incentives, and stockholders' equity as of and for the six months ended June 30, 2004 are as follows:

                                                    AS ORIGINALLY    RESTATEMENT
                                                      REPORTED       ADJUSTMENTS    AS RESTATED
                                                   ---------------  -------------  -------------
Net sales . . . . . . . . . . . . . . . . . . . .  $   22,551,760   $    411,587   $ 22,963,347
Cost of sales . . . . . . . . . . . . . . . . . .      19,932,830        337,748     20,270,578
Gross profit. . . . . . . . . . . . . . . . . . .       2,618,930         73,839      2,692,769
Net income. . . . . . . . . . . . . . . . . . . .  $   (1,376,504)  $     73,839   $ (1,302,665)

PROFIT PER COMMON SHARE:
   Basic. . . . . . . . . . . . . . . . . . . . .  $        (0.30)  $       0.01   $      (0.29)
   Diluted. . . . . . . . . . . . . . . . . . . .  $        (0.30)  $       0.01   $      (0.29)
Reserves for product returns and sales incentives  $      550,576   $   (114,954)  $    435,622
Stockholders' equity. . . . . . . . . . . . . . .  $   15,001,213   $    114,954   $ 15,116,167

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No.
20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the six months ended June 30, 2005, no options to purchase common stock were granted. For the six months ended June 30, 2004, 126,375 options to purchase common stock were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the six months ended June 30, 2005 (unaudited) and 2004 (unaudited) is as follows:


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------
                                                                                      (unaudited)
                                                                              2005                  2004
                                                                                                 (RESTATED)
                                                                   ---------------------------  ------------
Net income (loss)
 As reported. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 (930,319)  $(1,302,665)

 Add stock based compensation expense included in net income,
    net of tax. . . . . . . . . . . . . . . . . . . . . . . . . .                           -             -

 Deduct total stock based employee compensation expense
   determined under fair value method for all awards, net of tax.                     (43,788)      (30,268)
                                                                   ---------------------------  ------------
 PRO FORMA. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 (974,107)  $(1,332,933)
                                                                   ===========================  ============
Income (loss) per common share
 Basic - as reported. . . . . . . . . . . . . . . . . . . . . . .  $                    (0.21)  $     (0.29)
 Basic - pro forma. . . . . . . . . . . . . . . . . . . . . . . .  $                    (0.22)  $     (0.29)
 Diluted - as reported. . . . . . . . . . . . . . . . . . . . . .  $                    (0.21)  $     (0.29)
 Diluted - pro forma. . . . . . . . . . . . . . . . . . . . . . .  $                    (0.22)  $     (0.29)

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

As of June 30, 2005 (unaudited) and June 30, 2004 (unaudited) the Company had potential common stock as follows:

                                                        2005               2004
                                                        ----               ----
  Weighted  average  common  shares
   outstanding  during the period                      4,529,672       4,529,672

  Incremental  shares  assumed  to  be  outstanding
   since  the  beginning  of  the  period  related
   to stock options and warrants outstanding (unaudited)       -               -
                                                               -               -
  Fully diluted weighted average common shares and
   potential  common  stock                            4,529,672       4,594,047
                                                       =========       =========

The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended June 30, 2004 (unaudited) and the six months ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited) since their effect would have been anti-dilutive, and for the three months ended June 30, 2005 (unaudited) due to the exercise price being greater than the Company's weighted average stock price for the period.

                                                                June 30,
                                                                --------
                                                               (unaudited)
                                                        2005               2004
                                                        ----               ----

Stock  options  outstanding                            121,950            58,908
Warrants  outstanding                                   20,000            40,004
                                                      ----------     -----------
TOTAL                                                  141,950            98,912
                                                      ----------     -----------

NOTE  4  -  INVENTORY

Inventory  consisted  of  the  following:

                                                   June 30,     December 31,
                                                     2005          2004
                                                  ----------  -------------
                                                 (unaudited)
Component parts. . . . . . . . . . . . . . . . .  $1,492,075  $   2,123,173
Finished goods - warehouse . . . . . . . . . . .   2,048,565      2,614,202
Finished goods - consigned . . . . . . . . . . .   4,671,110      2,872,605
Reserves for obsolete and slow moving inventory.           0     (1,463,214)
                                                  ----------  --------------
TOTAL. . . . . . . . . . . . . . . . . . . . . .  $8,211,750  $   6,146,766
                                                  ==========  ==============

NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property and equipment as of June 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                   June 30,     December 31,
                                                     2005          2004
                                                  ----------  -------------
                                                 (unaudited)

Computer equipment and software . . . . . . . .  $1,052,740  $   1,051,485
Warehouse equipment . . . . . . . . . . . . . .      55,238         55,238
Office furniture and equipment. . . . . . . . .     266,889        266,889
Vehicles. . . . . . . . . . . . . . . . . . . .      91,304         91,304
Leasehold improvements. . . . . . . . . . . . .      98,780         98,780
                                                 ----------  -------------
                                                  1,564,951      1,563,696
Less accumulated depreciation and amortization.   1,360,873      1,256,035
                                                 ----------  -------------
TOTAL . . . . . . . . . . . . . . . . . . . . .  $  204,078  $     307,661
                                                 ==========  =============

For the six months ended June 30, 2005 and 2004, depreciation and amortization expense was $104,837 (unaudited) and $128,872 (unaudited), respectively.

NOTE  6  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  consisted  of  the  following:

                                              June 30,     December 31,
                                               2005            2004
                                            ----------  -------------
Accounts payable . . . . . . . . . . . . .  $  576,046  $   1,282,082
Accrued rebates and marketing. . . . . . .   3,612,037      3,231,655
Accrued compensation and related benefits.     124,253        158,896
Other. . . . . . . . . . . . . . . . . . .     450,586        549,086
                                            ----------  -------------
TOTAL. . . . . . . . . . . . . . . . . . .  $4,762,922  $   5,221,719
                                            ==========  =============

NOTE  7  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allowed the Company to borrow up to a maximum of $6.0 million. The line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. On March 9, 2005 the line of credit with United National Bank was replaced by a line of credit from GMAC Commercial Finance. On March 9, 2005, the Company entered into a Loan and Security Agreement for an asset-based line of credit with GMAC Commercial Finance LLC ("GMAC"). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The prime rate as of June 30, 2005 was 6.00%. The Company also has the option to use the 30-day LIBOR rate (as determined by the London Interbank Market) plus an initial amount of 3.50%.

These rates are applicable if the average amount available for borrowing for the prior six month period is between $1.0 million and $3.5 million. If the average amount available for borrowing is less than $1.0 million, then the rates applicable to all amounts borrowed increase by 0.5%. If the average amount available for borrowing is greater than $3.5 million, then the rates applicable to all amounts borrowed decrease by 0.25%. For the unused portion of the line, the Company is to pay on a monthly basis, an unused line fee in the amount of 0.25% of the average unused portion of the line for the preceding month.

The Loan Agreement contains one financial covenant-that the Company maintain at the end of each measurement period through and including September 30, 2005, a fixed charge coverage ratio (the ratio of (a) EBITDA minus internally funded Capital Expenditures to (b) the sum of any scheduled principal and interest payments on all funded debt and income taxes paid or payable) of at least 1.2 to
1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0 for all measurement periods thereafter. A measurement period is defined in the Loan Agreement as the three month period ending March 31, 2005, the six month period ending June 30, 2005, the nine month period ending September 30, 2005, the twelve month period ending December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of March 31 2005, the Company was in breach of the financial covenant.

On May 23, 2005, the Company entered into a Letter Agreement with GMAC with respect to a certain financial covenant under the Company's Loan and Security Agreement with GMAC dated March 9, 2005. The Letter Agreement amended the Loan Agreement to exclude the required Fixed Charge Coverage Ratio for the Measurement Period ending March 31, 2005. The Letter Agreement amended the financial covenant such that the Company maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the months of April 2005 and May 2005, a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005, and a fixed charge coverage ratio of at least 1.5 to 1.0 for the nine months ended December 31, 2005 and for each twelve month period thereafter ending on March 31, June 30, September 30, and December 31 during the term of the credit facility. As a result of this Letter Agreement, the Company is no longer in breach of this covenant for the period ended March 31, 2005. The Company was in breach of the new covenant for the month ended April 30, 2005. The Company was in compliance with the new covenant for the month ended May 31, 2005 and the three months ended June 30, 2005.

On June 30, 2005, the Company entered into a First Amendment To Loan And Security Agreement ("First Amendment") with GMAC with respect to the certain financial covenant. The First Amendment amended the Letter Agreement of May 23, 2005 to exclude the required fixed charge coverage ratio for the measurement period ending April 30, 2005 and May 31, 2005. All other Fixed Charge Coverage Ratios remained the same. The Company was in compliance with the new covenant for the three months ended June 30, 2005.

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

The new credit facility was initially used to pay off the Company's outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320, and was also used to pay $25,000 of the Company's closing fees for the GMAC line of credit. The line of credit will be used for general operations. The outstanding balance with GMAC as of June 30, 2005 was $4,191,279. The amount available to the Company for borrowing as of June 30, 2005 was $118,270.

NOTE  8  -  TRADE  CREDIT  FACILITIES  WITH  RELATED  PARTIES

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the six months ended June 30, 2005, the Company purchased $12.1 million (unaudited) of inventory under this arrangement. As of June 30, 2005, there were $6,554,441 (unaudited) in trade payables outstanding under this arrangement.

On June 6, 2005, the Company entered into an agreement for a trade credit facility with a related party whereby the related party has agreed to purchase and manufacture inventory on the Company's behalf. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. Upon effectiveness of the Agreement, the Company was required to pay the related party $1.5 million as an early payment for all invoices coming due for payment. $1.0 million was paid on April 28, 2005 and $500,000 was paid on April 29, 2005. Any early payment funds remaining three months after the date of the Agreement shall be refunded to the Company immediately. Once the $1.5 million has been exhausted, or three months from the date of the Agreement has expired, whichever is sooner, the Company shall pay the related party 10% of the purchase price on any purchase order issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. During the six months ended June 30, 2005, the Company purchased $1.4 million (unaudited) of inventory under a prior agreement and $1.3 million under this arrangement. As of June 30, 2005, there were $1,188,417 (unaudited) in trade payables under this arrangement. See also Note 11, Subsequent Events.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through December 2008. The Company moved to its current facilities in September 2003.
Rent expense was $187,604 (unaudited) and $179,211 (unaudited) for the six months ended June 30, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying statements of income.

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

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx) (the "California Case"). On or about June 28, 2005, the Company and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. The outcome of this action is presently uncertain. However, the Company believes that all of its claims are meritorious. See also, Note 11, Subsequent Events.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2005 and 2004, the Company made purchases from related parties totaling approximately $13,332,465 (unaudited) and $13,190,065 (unaudited), respectively.

During the six months ended June 30, 2005 and 2004, the Company had trade payables to related parties totaling approximately $7,742,858 (unaudited) and $3,666,686 (unaudited), respectively.

NOTE  11  -  SUBSEQUENT  EVENTS

Stock  Option  Plan
-------------------
On July 14, 2005, the Company granted options to purchase an aggregate of 370,000 shares of the Company's common stock under its 2002 and 2003 Employee Stock Option Plans. The market price of the Company's stock was $2.50 as of July 14, 2005. Options covering 240,000 shares of common stock have an exercise price of $2.50 each and options covering 130,000 shares of common stock have an exercise price of $2.75 each. 50% vest immediately and the balance vests equally over four years from the date of issuance. The stock options expire five years from the date of grant.

Trade  Credit  Facility  with  Related  Party
---------------------------------------------
On July 21, 2005, the Company entered into an Amended and Restated Agreement (the "Amendment") with a related party that amended certain terms of a June 6, 2005 agreement entered between the Company and that certain related party. The Amendment resulted in material amendments to the agreement to (i) apply the terms of the agreement retroactively so that the agreement is effective as of April 29, 2005; (ii) change the payment terms of the 10% down payment for products ordered from payment within one week of the Company's purchase order to payment within ten days of the related party's invoice date; (iii) define the related party's invoice date as no earlier than the shipment date of products to the Company; and (iv) designate all purchase orders as F.O.B. the Company's warehouse in Irvine, California, unless otherwise agreed upon in writing by both parties. See also Note 8.

Consulting  Agreement
---------------------
On July 8, 2005, the Company entered into an Amended and Restated Consulting Agreement for public investor relations services. The agreement has a term of one-year and compensation to be paid at $3,500 per month. The Company will pay $2,500 per month of the compensation in cash consideration and $1,000 per month (or $12,000 for the term of the agreement) in equity compensation in lieu of cash compensation by issuing the consultant warrants to purchase 150,000 shares of common stock, consisting of warrants to purchase 50,000 shares of common stock with an exercise price of $3.00, warrants to purchase 50,000 shares of common stock with an exercise price of $4.00 and warrants to purchase 50,000 shares of common stock with an exercise price of $6.00. The warrants vest immediately and expire eighteen months from issuance. The Amended and Restated Consulting Agreement also terminated the Company's previous March 9, 2004 agreement with this consultant and cancelled 20,000 warrants issued pursuant to that agreement.

Litigation  -  I/OMagic  v.  OfficeMax  North  America, Inc. ("California Case")
--------------------------------------------------------------------------------

On July 6, 2005, the United States District Court in California denied the parties joint stipulation request to temporarily stay the California Case and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim against the Company alleges four causes of action against the Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleges, among other things, that the Company is liable to Office/Max in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax has never been reimbursed. The Counter-Claim seeks, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys' fees and costs of suit. As of the date of this Report, the Company has not yet responded to the Counter-Claim. The Company intends to deny all of the affirmative claims set forth in the Counter-Claim, deny any wrongdoing or liability, deny that OfficeMax is entitled to obtain any relief, and plans to vigorously contest the Counter-Claim. The outcome of this action is presently uncertain. However, the Company believes that all of its claims and defenses are meritorious.

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

OVERVIEW

     We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products which we call our GigaBank products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2004 and for over 99% in the first six months of 2005, and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2004 and far less than 1% in the first six months of 2005.

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

     We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 10,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. In the past three years, our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic , however, from time to time, we also sell products under our Hi-Val and Digital Research Technologies brand names.

     Our net sales declined by $4.4 million, or 19.0%, to $18.6 million in the first six months of 2005 from $23.0 million in the first six months of 2004. Our net loss decreased by $373,000 to $930,000 in the first six months of 2005 from a net loss of $1.3 million in the first six months of 2004. We believe that this significant decline in our operating results is due, in large part, to the following factors:

- Decreased sales. As discussed further below, we believe that our substantial decline in net sales in the first six months of 2005 as compared to the first six months of 2004 was primarily due to the following factors:
      - the rapid and continued decline in sales of our CD-based products;
      - lower  average  selling  prices  of  our  DVD-based  products;
      - slower  than  anticipated  growth  in sales of our DVD-based products;
        and
      - a  decrease  in  net  sales  to  Best Buy due to its expanded operation
        Of private  label  programs  in  2005,  in  addition  to  a
      - decrease in net sales to RadioShack USA that resulted in net returns of $312,000 for the first six months of 2005 due to a transition in product category offerings at RadioShack USA stores,
      - all of which was partially offset by an increase in net sales to Staples.

- Decreased gross margins. Our gross margin was reduced by 0.4% which represented a decline of 3.4% to 11.3% in the first six months of 2005 as compared to gross margin of 11.7% in the first six months of 2004. This decline was primarily due to the Company's decision to increase market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from $3.5 million, or 11.2% of gross sales, during the first six months of 2004 to $3.6 million, or 13.6% of gross sales, during the first six months of 2005.

     We believe that the significant decline in our net sales during the first six months of 2005 as compared to the first six months of 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 74.2% to $1.6 million in the first six months of 2005 from $6.2 million in the first six months of 2004.

     We believe that another factor contributing to the significant decrease in our net sales for the first six months of 2005 as compared to the same period in 2004 was an industry-wide decrease over these periods of approximately 27% in the average selling prices of recordable DVD drives. We believe that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. In addition, we believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first six months of 2005, our sales of recordable DVD-based products decreased 34.4% to $9.9 million as compared to $15.1 million in sales of recordable DVD-based products for the same period in 2004.

     Another factor contributing significantly to the decline in our net sales during the first six months of 2005 as compared to the first six months of 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy declined in the first six months of 2005 to $64,000 as compared to $4.5 million of sales in the first six months of 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales beginning in 2004 of private label products that compete with products that we sell.

     In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first six months of 2005. Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank products, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004. Sales of our GigaBank products increased to $6.1 million in the first six months of 2005 as compared to no sales of these products in the first six months of 2004. Sales of our GigaBank products represented 33.3% of our total net sales in the first six months of 2005.

     One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies and for our GigaBank products, to next-generation super-high capacity optical data storage devices. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

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

     Inventory turnover. Our products' life-cycles typically range from 3-12 months, generating lower average selling prices as the cycles mature. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover levels, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover. Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance. Although our use of a consignment sales model results in greater exposure to the danger of declining average selling prices, it allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

     Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first six months of 2005, our annualized inventory turnover level was 4.5 as compared to 6.8 for the first six months of 2004, representing a period-to-period decrease of 34% as a result of a 19% decrease in net sales and an 87% increase in consigned inventory at our consignment customers' warehouses or retail locations offset by an 18% decrease in on-hand and in-transit inventory. The increase in consigned inventory relates directly to the introduction of our new USB portable data storage devices with our customers. The decrease in our on-hand and in-transit inventory reflects our efforts to more efficiently use funds by not purchasing excess amounts of on-hand inventory. The decline in inventory turnover for the first six months of 2005 included $537,000 in additional reserves for slow-moving and obsolete inventory as compared to $369,000 in additional reserves for slow-moving and obsolete inventory in the first six months of 2004. For the year 2004, our annualized inventory turnover level was 7.2 as compared to 6.6 in 2003, representing a period-to-period increase of 9% primarily as a result of a 37% decline in inventory offset by a 30% decrease in net sales. The decline in inventory in 2004 included $2.0 million in additional reserves for slow-moving and obsolete inventory.

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

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 32% of our total net sales as compared to 37% of our total net sales in 2003, representing a 13% decrease, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. During the first six months of 2005 our consignment sales model accounted for 34% of our total net sales as compared to 32% of our total net sales in the first six months of 2004, representing a 6% increase, primarily as a result of consigning more products to Staples and Office Depot. Although consignment sales declined as a percentage of our net sales in 2004, and increased as a percentage of our net sales in the second quarter of 2005 as compared to the same period in 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will decline or grow on an annual basis.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first six months of 2005 and during the years 2004 and 2003, our six largest retailers accounted for approximately 95%, 78% and 88%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

     In addition, the data storage industry is extremely competitive. Numerous large competitors such as BenQ, Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics and Samsung Electronics compete with us in the optical data storage industry. Numerous large competitors such as PNY Technologies, Sony, Seagate Technology and Western Digital offer products similar to our GigaBank products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

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

     We record an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold with a corresponding accrual for our estimated sales incentive liability. This accrual-our sales incentive reserve-is reduced by deductions on future payments taken by our retailers relating to actual sales incentives.

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

     In the first six months of 2005, our sales incentives were $832,000, or 3.2% of gross sales, as compared to $1.1 million, or 3.7% of gross sales, in the first six months of 2004, all of which was offset against gross sales. In 2004, our sales incentives were $2.5 million, or 4.2% of gross sales, all of which was offset against gross sales. In 2003, our sales incentives were $2.9 million, or 3.5% of gross sales, all of which was offset against gross sales.

Market Development Fund and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

     Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first six months of 2005, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $3.6 million, or 13.6% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $3.5 million, or 11.6% of gross sales, in the first six months of 2004, all of which was offset against gross sales. These costs and fees increased as a percentage of our net gross sales in the first six months of 2005, increasing to 13.6% of our gross sales from 11.6% of our gross sales in the first six months of 2004, primarily as a result of instituting sales incentives and marketing promotions in order to promote our double layer recordable DVD drives. In 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.8 million, or 13.0% of gross sales, all of which was offset against gross sales. In 2003, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $8.4 million, or 10.3% of gross sales, all of which was offset against gross sales.

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

Inventory  Obsolescence  Allowance

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first six months of 2005 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $537,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2004, we decreased our inventory reserve and recorded a corresponding decrease in cost of goods sold of $368,000. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. For the first six months of 2005 and 2004, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

     Our current estimated weighted average future product return rate is approximately 13.4%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

                                                                                                          RESULTS AS A PERCENTAGE
                                                                             DOLLAR       PERCENTAGE        OF NET SALES FOR THE
                                                  THREE MONTHS ENDED        VARIANCE       VARIANCE          THREE MONTHS ENDED
                                                        JUNE 30,           --------       --------                JUNE 30,
                                                  --------------------      FAVORABLE      FAVORABLE        --------------------
                                                             2004                                                   2004
                                                             ----                                                   ----
                                                  2005      (RESTATED)    (UNFAVORABLE)  (UNFAVORABLE)      2005      (RESTATED)
                                                  ----      ----------    -------------  -------------      ----      ----------
                                                          (in thousands)

Net sales . . . . . . . . . . . . . .  $             9,558   $     7,490   $   2,068       27.6%          100.0%        100.0%
Cost of sales . . . . . . . . . . . .                8,041         7,052        (989)     (14.0)           84.1          94.1
                                       --------------------  ------------  ----------  ------------      -------        ------
Gross profit. . . . . . . . . . . . .                1,517           438       1,079      246.3            15.9           5.9
Selling, marketing and advertising
 expenses . . . . . . . . . . . . . .                  123           171          48       28.1             1.3           2.3
General and administrative
 expenses . . . . . . . . . . . . . .                1,042         1,454         412       28.3            10.9          19.4
Depreciation and amortization . . . .                   61           209         148       70.8             0.6           2.8
                                       --------------------  ------------  ----------  ------------      -------        ------
Operating income (loss) . . . . . . .                  291        (1,396)      1,687      120.8             3.1         (18.6)
Net interest expense. . . . . . . . .                  (65)          (40)        (25)     (62.5)           (0.7)         (0.5)
Other income (expense). . . . . . . .                    3           (12)         15      125.0               -          (0.2)
                                       --------------------  ------------  ----------  ------------      -------        ------
Income (loss) from operations before
  provision for income taxes. . . . .                  229        (1,448)      1,677      115.8             2.4         (19.3)
Income tax provision (benefit). . . .                    2            (1)          3      300.0               -             -
                                       --------------------  ------------  ----------  ------------      -------        ------
Net income (loss) . . . . . . . . . .  $               227   $    (1,447)  $   1,674      115.7%            2.4%        (19.3)%
                                       ====================  ============  ==========  ============      =======        ======


     Net Sales. We believe that the increase in the amount of $2.1 million in net sales from $7.5 million for the three months ended June 30, 2004 to $9.6 million for the three months ended June 30, 2005 is primarily due to a substantial increase in the sale of our GigaBank USB portable data storage devices and an increase in the sales of DVD-based products. These increases were partially offset by the continued decline in sales of our CD-based products. We also saw a significant increase in our sales to Staples, offset primarily by a decrease of nearly 100% in sales to Best Buy due to the Company's decision to discontinue its sales of media and CD-based products and Best Buy's implementation of private label programs.

     Sales of our GigaBank products represented 32.8% of our total net sales in the second quarter of 2005. Our sales of GigaBank USB portable storage devices increased to $3.1 million in the second quarter of 2005 from $0 in the second quarter of 2004. Our sales of DVD-based products increased 17.8% to $5.3 million in the second quarter of 2005 from $4.5 million in the second quarter of 2004. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 61.1% to $778,000 in the second quarter of 2005 from $2.0 million in the second quarter of 2004.

     We believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the second quarter of 2005. Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank products, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004. The increase in gross profit as a percentage of our net sales was primarily due to a decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from

$1.5 million, or 13.0% of gross sales, during the second quarter of 2004, to $1.2 million, or 9.4% of gross sales, during the second quarter of 2005. In addition, sales incentives decreased from $439,000, or 3.9% of gross sales, during the second quarter of 2004, to $378,000, or 2.9% of gross sales, during the second quarter of 2005.

     A change in the allowance for product returns also resulted in an adjustment of $41,000 causing a decrease in sales in the second quarter of 2005 as compared to an adjustment of $194,000 that resulted in an increase in sales in the second quarter of 2004.

     The increase in net sales for the second quarter of 2005 was comprised of a $6.8 million increase in net sales resulting from an increase in the volume of products sold including a high volume of unit sales of certain non-recurring items. This increase was partially offset by a $4.5 million decrease in net sales resulting from lower average product sales prices associated with the sale of these non-recurring items. We also had a decrease of $234,000 resulting from a change in our reserves for future returns on sales. We had a decrease of $1.2 million in net sales for the second quarter of 2005 for our CD-based products resulting from a decrease of $293,000 from lower average product sales prices and a decrease of $925,000 from the volume of products sold. We had an increase of $818,000 in net sales for the second quarter of 2005 for our DVD-based products resulting from an increase of $1.8 million in the volume of products sold offset by a decrease of $935,000 from lower average product sales prices. The $3.1 million increase in net sales for the second quarter of 2005 for our GigaBank USB portable storage devices resulted entirely from an increase in the volume of products sold, as we had no sales of these products during the second quarter of 2004.

     Gross Profit. The increase in gross profit of $1.1 million from $438,000 for the second quarter of 2004 to $1.5 million for the second quarter of 2005 is primarily due to an increase in net sales of $2.1 million, a decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees and a decrease in our reserve for slow-moving inventory. The increase in gross profit as a percentage of our net sales was primarily due to a decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from 13.0% of gross sales during the second quarter of 2004 to 9.4% of gross sales during the second quarter of 2005. Our direct product costs, inventory shrinkage and related freight costs decreased from 94.2% of net sales for the second quarter of 2004 to 84.1% of net sales for the second quarter of 2005, primarily due to the decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees in addition to sales incentives.

     Our inventory reserve increased by $175,000 in the second quarter of 2005 as compared to $269,000 in the second quarter of 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $48,000 in the second quarter of 2005 as compared to the second quarter of 2004. This decrease was primarily due to a $21,000 reduction in commissions as a result of reduced sales volume and a $24,000 reduction in payroll and related expenses due to fewer personnel and lower retailer performance charges.

     General and Administrative Expenses. General and administrative expenses decreased by $412,000 in the second quarter of 2005 as compared to the second quarter of 2004. This decrease was primarily due to a $201,000 decrease in payroll and related expenses, a $60,000 decrease in bad debt expense, a $56,000 decrease in financing fees and a $47,000 decrease in financial relations expenses.

     Depreciation and Amortization Expenses. The $148,000 decrease in depreciation and amortization expenses is primarily due to decreased amortization of our trademarks resulting from an impairment in the value of our Hi-Val and Digital Research Technologies trademarks in the aggregate amount of $3.7 million recorded as of December 31, 2004.

     Other Income (Expense). Other income (expense) increased by $10,000 in the second quarter of 2005 as compared to the second quarter of 2004. Net interest expense increased by $25,000 due to both greater borrowings under our lines of credit and higher interest rates in the second quarter of 2005 as compared to the second quarter of 2004. This was partially offset by an increase in income in the amount of $15,000 related to foreign currency transactions in connection with our sales in Canada.

SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)


                                                                                                                     RESULTS AS A
                                                                                                                      PERCENTAGE
                                                                                                                     OF NET SALES
                                                                                                                        FOR THE
                                                                                    DOLLAR         PERCENTAGE         SIX MONTHS
                                               SIX MONTHS ENDED                    VARIANCE         VARIANCE            ENDED
                                                                                 ------------  --------------           JUNE 30,
                                                   JUNE 30,                        FAVORABLE      FAVORABLE              2004
                                              ------------------       2004      ------------- --------------
                                                           2005     (RESTATED)   (UNFAVORABLE)  (UNFAVORABLE)   2005   (RESTATED)
                                              ------------------  ------------  --------------  -------------  ------  ----------
                                                                      (in thousands)

Net sales. . . . . . . . . . . . . . . . . .  $          18,594   $    22,963   $      (4,369)        (19.0)%  100.0%      100.0%
Cost of sales. . . . . . . . . . . . . . . .             16,495        20,270           3,775           18.6    88.7        88.3
                                              ------------------  ------------  --------------  -------------  ------  ----------
Gross profit . . . . . . . . . . . . . . . .              2,099         2,693            (594)         (22.1)   11.3        11.7
Selling, marketing and advertising expenses.                297           651             354           54.4     1.6         2.8
General and administrative expenses. . . . .              2,460         2,820             360           12.8    13.2        12.3
Depreciation and amortization. . . . . . . .                139           419             280           66.8     0.8         1.8
                                              ------------------  ------------  --------------  -------------  ------  ----------
Operating loss . . . . . . . . . . . . . . .               (797)       (1,197)            400           33.4    (4.3)       (5.2)
Net interest expense . . . . . . . . . . . .               (142)          (84)            (58)         (69.0)   (0.8)       (0.4)
Other income (expense) . . . . . . . . . . .                 11           (20)             31          155.0     0.1        (0.1)
                                              ------------------  ------------  --------------  -------------  ------  ----------
Loss from operations before provision
   for income taxes. . . . . . . . . . . . .               (928)       (1,301)            373           28.7    (5.0)       (5.7)
Income tax provision . . . . . . . . . . . .                  2             2               -              -       -           -
                                              ------------------  ------------  --------------  -------------  ------  ----------
Net Loss . . . . . . . . . . . . . . . . . .  $            (930)  $    (1,303)  $         373           28.6%  (5.0)%      (5.7)%
                                              ==================  ============  ==============  =============  ======  ==========

      Net Sales. As discussed above, we believe that the significant decrease in the amount of $4.4 million in net sales from $23.0 million for the six months ended June 30, 2004 to $18.6 million for the six months ended June 30, 2005 is primarily due to the following factors: the continued decline in sales of our CD-based products; lower average selling prices of DVD-based products; slower than anticipated growth and decrease in sales of our DVD-based products; and the continued operation of private label programs by Best Buy. The decline in net sales caused by these factors was partially offset by a substantial increase in the sale of our GigaBank USB portable data storage devices.

     We believe that the significant decline in our net sales during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 74.2% to $1.6 million in the first six months of 2005 from $6.2 million in the first six months of 2004.

     In addition, we believe that an industry-wide decrease of approximately 27% in the average selling prices of recordable DVD drives in the first six months of 2005 as compared to the first six months of 2004 resulted in a significant decline in our net sales. We believe that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first six months of 2005, sales of our recordable DVD-based products decreased 34.4% to $9.9 million as compared to $15.1 million in sales of our recordable DVD-based products for the same period in 2004.

     In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first six months of 2005. Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank products, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004. Sales of our GigaBank products increased to $6.1 million in the first six months of 2005 as compared to no sales of these products in the first six months of 2004. Sales of our GigaBank products represented 33.3% of our total net sales in the first six months of 2005.

     Another factor contributing significantly to the decline in our net sales during the first six months of 2005 as compared to the same period in 2004 was the continued and expanded operation of private label programs by Best Buy. We had only $64,000 in sales to Best Buy in the first six months of 2005, representing a decrease of nearly 100% from $4.5 million in sales to Best Buy in the same period in 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     The decrease in gross profit as a percentage of our net sales was primarily due to an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from $3.5 million, or 11.6% of gross sales, during the first six months of 2004, to $3.6 million, or 13.6% of gross sales, during the first six months of 2005. These costs and fees increased primarily as a result of our more extensive marketing and rebate promotions used to promote our double-layer recordable DVD drives.

     A change in the allowance for product returns also resulted in an adjustment of $369,000 causing an increase in sales in the first six months of 2005 as compared to an adjustment of $1.2 million that resulted in an increase in sales in the first six months of 2004.

     The overall decrease in net sales for the first six months of 2005 was comprised of a $5.8 million decrease in net sales resulting from lower average product sales prices, including a high volume of unit sales of certain non-recurring items in the second quarter of 2005. This decrease was partially offset by a $2.3 million increase in net sales resulting from an increase in the volume of products sold associated with the sale of these non-recurring items in the second quarter of 2005. We also had a decrease of $875,000 resulting from a change in our reserves for future returns on sales. We had a decrease of $4.5 million in net sales for the first six months of 2005 for our CD-based products resulting from a decrease of $550,000 from lower average product sales prices and a decrease of $4.0 million from the volume of products sold. We had a decrease of $5.3 million in net sales for the first six months of 2005 for our DVD-based products resulting from a decrease of $4.3 million from lower averge product sales prices and a decrease of $1.0 million from the volume of products sold. The $6.1 million increase in net sales for the first six months of 2005 for our GigaBank USB portable storage devices resulted entirely from an increase in the volume of products sold, as we had no sales of these products for the first six months of 2004.

     Gross Profit. The decrease in gross profit of $594,000 from $2.7 million for the first six months of 2004 to $2.1 million for the first six months of 2005 is primarily due to a decline in net sales of $4.4 million, an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees and an increase in our reserve for slow-moving inventory. The decrease in gross profit as a percentage of our net sales was primarily due to an increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees from 11.6% of gross sales during the first six months of 2004 to 13.6% of gross sales during the first six months of 2005. These costs and fees increased primarily as a result of instituting marketing promotions in order to promote our double-layer recordable DVD drives. Our direct product costs, inventory shrinkage and related freight costs increased from 88.3% of net sales for the first six months of 2004 to 88.7% of net sales for the first six months of 2005, primarily due to the increase in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees.

     Our inventory reserve increased by $537,000 in the first six months of 2005 as compared to $369,000 in the first quarter of 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $354,000 in the first six months of 2005 as compared to the first six months of 2004. This decrease was primarily due to no advertising expenses incurred in the first six months of 2005 as compared to advertising expenses of $241,000 incurred in the first six months of 2004. In addition, this decrease partially resulted from lower commissions as a result of reduced sales volume and reduced payroll and related expenses due to fewer personnel and lower retailer performance charges.

     General and Administrative Expenses. General and administrative expenses decreased by $360,000 in the first six months of 2005 as compared to the first six months of 2004. This decrease was primarily due to a $256,000 decrease in payroll and related expenses and a $101,000 decrease in financial relations expenses.

     Depreciation and Amortization Expenses. The $280,000 decrease in depreciation and amortization expenses is primarily due to decreased amortization of our trademarks resulting from an impairment in the value of our Hi-Val and Digital Research Technologies trademarks in the aggregate amount of $3.7 million recorded as of December 31, 2004.

     Other Income (Expense). Other income (expense) increased by $27,000 in the first six months of 2005 as compared to the first six months of 2004. Net interest expense increased by $58,000 due to both greater borrowings under our lines of credit and higher interest rates in the first six months of 2005 as compared to the first six months of 2004. This was partially offset by an increase in income in the amount of $31,000 related to foreign currency transactions in connection with our sales in Canada.

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

     Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. We also have the option to use the 30-day LIBOR rate (as determined by the London Interbank Market) plus an initial amount of 3.50%. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement contains one financial covenant which requires that we maintain a certain fixed charge coverage ratio. The covenant was modified by a May 23, 2005 Letter Agreement with GMAC and again by a June 30, 2005 First Amendment To Loan And Security Agreement ("First Amendment"). The First Amendment requires that we maintain a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005 and for the twelve months in all subsequent quarters. Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of June 30, 2005, we owed GMAC Commercial Finance approximately $4.2 million and had available to us approximately $118,000 of additional borrowings.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer and supplier of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of June 30, 2005, all of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party.

     In July 2005, we entered into an amended and restated trade credit facility agreement with Lung Hwa Electronics, with the terms retroactive to April 29, 2005. Under the terms of the amended and restated trade credit facility, we can purchase up to $15.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics for inventory purchased directly from Lung Hwa

Electronics and 90 days following the date of invoice by Lung Hwa Electronics for inventory purchased from a third party through Lung Hwa Electronics on our behalf. A 10% deposit is required to be made by us to Lung Hwa Electronics within 10 days of Lung Hwa Electronics' invoice date. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As of June 30, 2005, we owed Lung Hwa Electronics $1.2 million in trade payables under this agreement.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of June 30, 2005, we owed BTC USA $6.6 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the future. As of June 30, 2005, we had working capital of $6.7 million, an accumulated deficit of $24.0 million, $1.7 million in cash and cash equivalents and $12.5 million in net accounts receivable. This compares with working capital of $7.5 million, an accumulated deficit of $23.1 million, $3.6 million in cash and cash equivalents and $14.6 million in net accounts receivable as of December 31, 2004.

     For the six months ended June 30, 2005, our cash decreased $1.9 million, or 52.8%, from $3.6 million to $1.7 million as compared to a decrease of $487,000, or 12.2%, for the six months ended June 30, 2004 from $4.0 million to $3.5 million.

     Cash used in our operating activities totaled $936,000 during the six months ended June 30, 2005 as compared to cash provided by our operating activities of $761,000 during the six months ended June 30, 2004. This $1.7 million increase in cash used in our operating activities primarily resulted from a decrease of $4.4 million in net sales in the first six months of 2005 as compared to the first six months of 2004. This decrease in net sales and other factors resulted in a $6.2 million decrease in cash resulting from an increase in accounts receivable and a $5.1 million decrease in cash from an increase in our inventory. These decreases in cash were partially offset by increases in cash resulting from a $731,000 increase in accounts payable and accrued expenses, a $7.1 million increase in the use of our trade credit facilities with related parties, a decrease in legal settlements payable of $1.0 million as we made the final payment in the first quarter of 2004 on the settlement of a litigation matter, a $274,000 increase in reserves for product returns and allowances, and a $168,000 increase in our reserve for obsolete inventory.

     Cash provided by our investing activities totaled $824,000 during the first six months of 2005 as compared to cash provided by our investing activities of $175,000 the first six months of 2004. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.

     Cash used in our financing activities totaled $1.8 million during the first six months of 2005 as compared to cash used in our financing activities of $1.4 million for the first six months of 2004. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC Commercial Finance and we borrowed an additional $375,000 on our GMAC Commercial Finance line of credit during the first six months of 2005.

     Our net loss decreased 28.5% to $930,000 for the first six months of 2005 from $1.3 million for the first six months of 2004, primarily resulting from a 25.6% decrease in operating expenses to $2.9 million in the first six months of 2005 from $3.9 million in the first six months of 2004, offset by a 19.1% decrease in our net sales to $18.6 million in the first six months of 2005 from $23.0 million in the first six months of 2004. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

     We believe that the significant decline in our net sales during the first six months of 2005, as compared to the same period in 2004, resulted in part from a continued decline in sales of our CD-based products, lower average selling prices of DVD-based products, slower than anticipated growth and a decline in sales of our DVD-based products, and the continued operation of private label programs by Best Buy.

     Despite the decline in our results of operations during the first six months of 2005, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at June 30, 2005 was $4.8 million as compared to a backlog at June 30, 2004 of $2.6 million. Based on historical trends, we anticipate that our June 30, 2005 backlog may be reduced by approximately 13.4%, or $643,000, to a net amount of $4.2 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors.

     SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We do not expect adoption of SFAS No. 154 to have a material impact on our financial statements.

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

     Our credit facility with GMAC Commercial Finance has one financial covenant which requires us to have a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005 and for each twelve month period thereafter. If we are unable to attain those ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM EXPANDING OUR BUSINESS.

     We have incurred net losses in each of the last five years and for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $24.0 million. During 2004, 2003, 2002, 2001, 2000 and the six months ended June 30, 2005, we incurred net losses in the amounts of approximately $8.1 million, $460,000, $8.8 million, $5.4 million, $6.2 million and $930,000, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During the first six months of 2005, net sales to our three largest retailers, Staples, Office Depot and CompUSA represented approximately 46%, 17% and 15%, respectively, or an aggregate of approximately 78%, of our total net sales. During 2004, net sales to our five largest retailers, Staples, Circuit City, Best Buy, Office Depot and CompUSA represented approximately 32%, 17%, 11%, 10% and 10%, respectively, or an aggregate of approximately 80%, of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

     All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our retailers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current retailers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever. For example, our sales to Best Buy decreased 99% from $5.0 million for the year 2004 to $64,000 for the first six months of 2005. In addition, our sales to Radio Shack USA decreased 118% from $1.7 million for the year 2004 to a credit of $312,000 (due to returns in excess of gross sales) for the first six months of 2005.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, Radio Shack and Staples. Sales to these six retailers collectively accounted for 84% of our net sales for 2004 and for the first six months of 2005. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers and suppliers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. We had only $64,000 in sales to Best Buy in the first six months of 2005, representing a decrease of nearly 100% from $4.5 million in the first six months of 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

     Our accounts receivable represented 51%, 53% and 46% of our total assets as of June 30, 2005, December 31, 2004 and December 31, 2003, respectively. As of June 30, 2005, 79% of our accounts receivable represented amounts owed by two retailers, each of whom represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2004, 73% of our accounts receivable represented amounts owed by two retailers, each of whom represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with GMAC Commercial Finance and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

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

     Sales of our data storage products accounted for over 99% of our net sales in the first six months of 2005 and approximately 99% in the year 2004. Except for our digital entertainment and other products, which accounted for less than 1% of our net sales in the first six months of 2005 and in the year 2004, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of June 30, 2005 and December 31, 2004, we carried and financed inventory valued at approximately $4.7 million and $2.9 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 34% and 32%, respectively, of our total net sales for the six months ended June 30, 2005 and for the year ended December 31, 2004. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

     We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products and additional products in our line of GigaBank products, as well as products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management's close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our capital investments, causing a decline in our profitability.

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

     One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic brand is perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our I/OMagic brand as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products and portable magnetic data storage devices such as our GigaBank products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which would decrease our net sales and earnings.

     As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products as well as increasing demand for portable magnetic data storage devices such as our GigaBank products. Accordingly, future sales and any future profits from DVD-based products and our GigaBank line of products are substantially dependent upon widespread consumer acceptance of DVD-based products and portable data storage devices. If this widespread consumer acceptance of DVD-based products and our GigaBank products does not occur, or is delayed, our sales and earnings will be adversely affected.

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

FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

     We sell our products primarily under our I/OMagic brand name and, from time to time, also sell products under our Digital Research Technologies and Hi-Val brand names. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as "MediaStation," "DataStation," Digital Photo Library , EasyPrint and GigaBank . One of our key business strategies is to use our brand and product names to successfully compete in the data storage industry. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first six months of 2005, five of our retailers accounted for 92% of our total net sales. Similarly, during 2004, five of our retailers accounted for 80% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

     The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first six months of 2005, the high and low closing bid prices of a share of our common stock were $3.75 and $0.75, respectively. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

-     changes  in  market  valuations  of  similar  companies;
-     stock  market  price  and  volume  fluctuations  generally;
- economic conditions specific to the data storage or digital entertainment products industries;
- announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
- the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;
- delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
- disputes or litigation concerning our rights to use third parties' intellectual property or third parties' infringement of our intellectual property;
- changes in our pricing policies or the pricing policies of our competitors;
- changes in foreign currency exchange rates affecting our product costs and pricing;

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

     As of August 15, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 121,950 shares of common stock are outstanding under our 2002 Stock Option Plan and options covering 370,000 shares of common stock were issued July 14, 2005 under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from August 15, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction.

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

IF OUR STOCK BECOMES SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED. IF THE LEVEL OF TRADING ACTIVITY IS REDUCED, YOU MAY NOT BE ABLE TO READILY SELL YOUR SHARES OF OUR COMMON STOCK.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our operations were not subject to commodity price risk during the first three months of 2005. Our sales to a foreign country (Canada) were approximately 1.2% of our total sales for the first six months of 2005, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. In conjunction with preparing our Form 10-K for the period ended December 31, 2004 and our registration statement on Form S-1, and after receiving comments from the Staff of the Securities and Exchange Commission relating to our registration statement on Form S-1, management reviewed, in the first quarter of 2005, our revenue recognition methodologies as they relate to sales incentives and product returns. As a result of this review, management concluded, in the first quarter of 2005, that our controls over the selection and monitoring of appropriate assumptions and factors affecting the recording of revenue and the related sales incentives and product returns were not in accordance with generally accepted accounting principles and that our revenue for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, had been misstated. Based upon this conclusion, our Audit Committee and senior management decided, in the second quarter of 2005, to restate our financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, to reflect the corrections in our revenue recognition methodologies.

     Management evaluated, in the second quarter of 2005 and as of March 31, 2005, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of March 31, 2005, that the control deficiency that resulted in the incorrect recording of revenue and the related sales incentives and product returns represented a material weakness.

     2. We did not maintain documentation supporting certain inventory reserves and did not analyze our inventory reserve account on a timely basis. Management evaluated, in the second quarter of 2005 and as of March 31, 2005, the impact of our inventory accounting practices on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of March 31, 2005, that the control deficiency that resulted in the failure to maintain documentation supporting certain inventory reserves and the failure to analyze our inventory reserve account on a timely basis represented a material weakness. This control deficiency did not result in a material misstatement of our consolidated financial statements.

     3. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Management evaluated, in the second quarter of 2005 and as of March 31, 2005, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of March 31, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

     4. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) revenue recognition, specifically relating to sales incentives and product returns, and (ii) inventory reserves, specifically relating to maintenance of documentary support of certain inventory reserves and the timeliness and frequency of our analysis of our inventory reserve account. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Management evaluated, in the second quarter of 2005 and as of March 31, 2005, the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of March 31, 2005, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

     To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     Remediation  of  Material  Weaknesses

     To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to December 31, 2004, in the periods specified below, which correspond to the four material weaknesses identified above:

     1. We have revised our revenue recognition methodology as it relates to sales incentives. We previously accounted for sales incentives by reducing gross sales at the time sales incentives were offered to our retailers. Upon further examination of our accounting methodology for sales incentives, and a quantitative analysis of our historical sales incentives, we determined that we made an error in our application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that we should have estimated and recorded sales incentives at the time our products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of our sales incentive history, we should have been assessing our revenue recognition criteria to determine whether we were able to effectively estimate or determine our eventual sales price. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the years ended December 31, 2002 and 2003. Beginning with the quarter ended December 31, 2004, we recorded an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve month period, adjusted for any known variations, which we charged to operations and offset against gross sales at the time products were sold with a corresponding accrual for our estimated sales incentive liability. This accrual
- our sales incentive reserve - is to be reduced by deductions on future payments taken by our retailers relating to actual sales incentives. The revision of our revenue recognition methodology as it relates to sales incentives was completed in the second quarter of 2005. We began using this new methodology for the quarter ended December 31, 2004 and all periods included in this report now reflect this change. In addition, this methodology applies to all periods subsequent to December 31, 2004.

     We have revised our revenue recognition methodology as it relates to product returns. We previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. We conducted a quantitative analysis of our historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, we determined that we made an error in our method of estimating product returns. As a result of this analysis, we determined that a more appropriate method would be to apply an actual trailing 18-month return rate by product category against actual gross sales for the period. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the years ended December 31, 2002 and 2003. The revision of our revenue recognition methodology as it relates to product returns was completed in the second quarter of 2005. We began using this new methodology for the quarter ended December 31, 2004 and all periods included in this report now reflect this change. In addition, this methodology applies to all periods subsequent to December 31, 2004.

     Management believes that the remediation described in item 1 immediately above has remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     2. We have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our inventory reserves to ensure that inventory balances are reduced to their net realizable values on a timely basis. We have also revised our methodology in relation to slow-moving or obsolete inventory. Slow-moving inventory is comprised of products that have not been sold within six months. Obsolete inventory is comprised of products that are no longer compatible with current hardware or software. We previously reviewed our slow-moving and obsolete inventory in detail twice a year, during our June 30 and December 31 physical inventories, in regards to our lower of cost or market valuations. Our inventory reviews for the quarters ended March 31 and September 30 were less detailed. We have implemented a new procedure that requires that our purchasing manager review slow-moving and obsolete inventory in detail at the end of each quarter and propose any necessary increases to our inventory reserve. The implementation of these review procedures and the revision of our inventory accounting methodology was completed in the second quarter of 2005. We began using this new procedure and revised methodology for the quarter ended December 31, 2004 and the financial data for the quarter ended March 31, 2005 included in this report reflects this change. This new procedure and revised methodology will apply to all subsequent periods.

     Management believes that the remediation described in item 2 immediately above has remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     3. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting process. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting process. Additionally, in the second quarter of 2005, we created a new position-Vice President of Corporate Compliance-to further assist us in timely making required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. We are currently in the process of filling this position with an appropriate candidate. We also intend, in 2005, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

     Management expects that the remediation described in item 3 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     4. Please see item 3 immediately above.

     Management expects that the remediation described in item 4 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     Changes  in  Internal  Control  over  Financial  Reporting

     The changes noted above are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

     On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx) (the "California Case"). On or about June 28, 2005, I/OMagic and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. On July 6, 2005, the United States District Court in California denied the parties joint stipulation request and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against us. The Counter-Claim against us alleges four causes of action against us: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleges, among other things, that we are liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement between the two parties and the return of computer peripheral products to us by OfficeMax. The Counter-Claim seeks, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys' fees and costs of suit. As of the date of this Report, we have not yet responded to the Counter-Claim. We intend to deny all of the affirmative claims set forth in the Counter-Claim, deny any wrongdoing or liability, deny that OfficeMax is entitled to obtain any relief, and plan to vigorously contest the Counter-Claim. The outcome of this action is presently uncertain. However, we believe that all of our claims and defenses are meritorious.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM  2.  UNREGISTERED  SALE  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

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

                                          I/OMAGIC  CORPORATION

Dated:  August  15,  2005                 By:  /s/  Tony  Shahbaz
                                               -------------------
                                          Tony  Shahbaz,  President  and  Chief
                                          Executive  Officer  (principal
                                          executive  officer)

Dated:  August  15,  2005                 By:  /s/  Steve  Gillings
                                              ---------------------
                                          Steve  Gillings,  Chief  Financial
                                          Officer
                                          (principal  financial  and
                                          accounting  officer)

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