Form 10-Q
period 2005-09-30
I/OMAGIC CORP
filed 2005-11-14
CIK 1083663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   Yes  [   ]    No  [  X  ]

As of November 11, 2005, there were 4,531,572 shares of the issuer's common stock issued and outstanding.

                      I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Financial  Statements

            Consolidated  Balance  Sheets - September 30, 2005 (unaudited)
            and December 31,  2004                                           3

            Consolidated  Statements  of  Income  - For the three and
            nine months ended September  30,  2005  and  2004 (unaudited)    5

            Consolidated  Statements  of  Cash  Flows  -  For  the  nine
            months ended September  30,  2005  and  2004  (unaudited)        6

            Notes  to  Consolidated  Financial  Statements                   7

Item  2.    Management's Discussion and Analysis of Financial Condition
            and  Results  of  Operations                                    15

Item  3.    Quantitative and Qualitative Disclosures About Market Risk      46

Item  4.    Controls  and  Procedures                                       46


PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings                                             49

Item  2.     Unregistered  Sale  of Equity Securities and Use of Proceeds   50

Item  3.     Defaults  Upon  Senior  Securities                             50

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders    50

Item  5.     Other  Information                                             50

Item  6.     Exhibits                                                       50

SIGNATURES                                                                  51

EXHIBITS  FILED  WITH  THIS  REPORT                                         52

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005  (UNAUDITED) AND DECEMBER 31, 2004


                                     ASSETS

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2005            2004
                                                               ---------------  -------------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                      $     2,781,920  $   3,587,807
Restricted cash                                                         38,295      1,044,339
Accounts receivable, net of allowance for doubtful
     accounts of $123,222 (unaudited) and $24,946                   12,090,212     14,598,422
Inventory, net of allowance for obsolete inventory of $34,709
     (unaudited) and $1,463,214                                      7,179,842      6,146,766
Inventory in transit                                                    78,607        513,672
Prepaid expenses and other current assets                            1,524,627        741,244
                                                               ---------------  -------------
     Total current assets                                           23,693,503     26,632,250
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
       $1,392,789 (unaudited) and $1,256,036                           195,100        307,661
TRADEMARK, net of accumulated amortization
       of $5,501,476 (unaudited) and $5,449,780                        448,104        499,800
OTHER ASSETS                                                            27,032         27,032
                                                               ---------------  -------------
     TOTAL ASSETS                                              $    24,363,739  $  27,466,743
                                                               ===============  =============

   The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2005             2004
                                                                        ---------------  --------------
                                                                          (unaudited)
                                                                        ---------------
CURRENT LIABILITIES
Line of credit                                                          $    5,509,304   $   5,962,891
 Accounts payable and accrued expenses                                       5,510,742       5,221,719
 Accounts payable - related parties                                          5,617,227       7,346,596
 Reserves for customer returns and price protection                            500,643         573,570
                                                                        ---------------  --------------
   Total current liabilities                                                17,137,916      19,104,776
                                                                        ---------------  --------------
COMMITMENTS AND CONTINGENCIES                                                        -               -
STOCKHOLDERS' EQUITY
Preferred Stock
   10,000,000 shares authorized, $0.001 par value                                    -               -
       Series A, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                                        -               -
       Series B, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                                        -               -
 Common stock, $0.001 par value
      100,000,000 shares authorized
     4,531,572 (unaudited) and 4,529,672 shares issued and outstanding           4,532           4,530
Additional paid-in capital                                                  31,564,636      31,557,988
Treasury stock, 13,493 (unaudited) and 13,493 shares, at cost                 (126,014)       (126,014)
Accumulated deficit                                                        (24,217,331)    (23,074,537)
                                                                        ---------------  --------------
   Total stockholders' equity                                                7,225,823       8,361,967
                                                                        ---------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   24,363,739   $  27,466,743
                                                                        ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                               2005            2004 (RESTATED)        2005      2004 (RESTATED)
                                       -------------------------------------------------------------------------
                                           (unaudited)           (unaudited)      (unaudited)     (unaudited)

NET SALES                              $         8,423,756   $        9,946,733   $27,018,179   $    32,910,080
COST OF SALES                                    7,074,310            9,391,995    23,569,496        29,662,573
                                       --------------------  -------------------  ------------  ----------------
GROSS PROFIT                                     1,349,446              554,738     3,448,683         3,247,507
                                       --------------------  -------------------  ------------  ----------------
OPERATING EXPENSES
Selling, marketing, and advertising                182,265              195,756       479,690           846,767
General and administrative                       1,254,080            1,293,576     3,713,921         4,113,347
Depreciation and amortization                       49,148              208,265       188,449           626,505
                                       --------------------  -------------------  ------------  ----------------
   Total operating expenses                      1,485,493            1,697,597     4,382,060         5,586,619
                                       --------------------  -------------------  ------------  ----------------
LOSS FROM OPERATIONS                              (136,047)          (1,142,859)     (933,377)       (2,339,112)
                                       --------------------  -------------------  ------------  ----------------
OTHER INCOME (EXPENSE)
Interest income                                         64                   62           346               314
Interest expense                                   (76,543)             (38,090)     (218,694)         (122,137)
Other income (expense)                                  52               11,675        11,332            (8,746)
                                       --------------------  -------------------  ------------  ----------------
          Total other income (expense)             (76,427)             (26,353)     (207,016)         (130,569)
                                       --------------------  -------------------  ------------  ----------------

LOSS BEFORE INCOME TAXES                          (212,474)          (1,169,212)   (1,140,393)       (2,469,681)

PROVISION FOR INCOME TAXES                               -                  336         2,400             2,532
                                       --------------------  -------------------  ------------  ----------------
NET LOSS                               $          (212,474)  $       (1,169,548)  $(1,142,793)  $    (2,472,213)
                                       ====================  ===================  ============  ================
BASIC AND DILUTED LOSS PER SHARE       $             (0.05)  $            (0.26)  $     (0.25)  $         (0.55)
                                       ====================  ===================  ============  ================
BASIC AND DILUTED WEIGHTED-AVERAGE
SHARES OUTSTANDING                               4,530,581            4,529,672     4,529,978         4,529,672
                                       ====================  ===================  ============  ================


     The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)





                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2005                     2004
                                                                                      (RESTATED)
                                                   ---------------------------------  ------------
                                                              (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $                     (1,142,793)  $(2,472,213)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization                                               136,753       192,453
Amortization of trademarks                                                   51,696       434,052
Allowance for doubtful accounts                                             179,183       180,000
Reserve for customer returns and allowances                                 (72,929)     (541,787)
Reserve for obsolete inventory                                              705,426       843,596
(Increase) decrease in
Accounts receivable                                                       2,329,027     6,271,047
Inventory                                                                (1,738,502)    2,857,058
Inventory in transit                                                        435,066      (910,919)
Prepaid expenses and other current assets                                  (783,383)     (231,600)
Other assets                                                                      -        25,952
Decrease in
Accounts payable and accrued expenses                                       289,024      (854,451)
Accounts payable - related parties                                       (1,729,369)   (7,740,066)
Settlement payable                                                                -    (1,000,000)
                                                   ---------------------------------  ------------
Net cash used in operating activities                                    (1,340,801)   (2,946,878)
                                                   ---------------------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       (24,193)      (22,758)
   Restricted cash                                                        1,006,044     1,788,360
                                                   ---------------------------------  ------------

   Net cash provided by investing activities                                981,851     1,765,602
                                                   ---------------------------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants                                            6,650             -
Net payments on line of credit                                             (453,587)      (16,030)
                                                   ---------------------------------  ------------
Net cash used in financing activities                                     ( 446,937)      (16,030)
                                                   ---------------------------------  ------------
Net decrease in cash and cash equivalents                                  (805,887)   (1,197,306)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,587,807     4,005,705
                                                   ---------------------------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $                      2,571,920   $ 2,808,399
                                                   =================================  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 INTEREST PAID                                     $                        211,658   $   114,495
                                                   =================================  ============
 INCOME TAXES PAID                                 $                          2,400   $     2,532
                                                   =================================  ============

     The accompanying notes are an integral part of these financial statements.

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute data storage and digital entertainment products to the consumer electronics marketplace.


NOTE  2  -  RESTATEMENT  OF  2004  FINANCIAL  STATEMENTS

The Company previously accounted for its sales incentives by reducing gross sales at the time sales incentives were offered to its retailers. Upon further examination of its accounting methodology for sales incentives, and a quantitative analysis of its historical sales incentives, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 48, as interpreted under Topic 13, and determined that it should have estimated and recorded sales incentives at the time its products were sold. Under SFAS 48, as interpreted under Topic 13, the eventual sales price must be fixed or determinable before revenue can be recognized. Due to the nature and extent of the Company's sales incentive history, the Company should have been assessing its revenue recognition criteria to determine whether it was able to effectively estimate or determine its eventual sales price. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three and nine months ended September 30, 2004.

The Company previously accounted for product returns using a method that did not take into account the different return characteristics of categories of similar products and also did not adequately take into account the variability over time of product return rates. The Company conducted a quantitative analysis of its historical product return data to determine moving averages of product return rates by groupings of similar products. Following completion of this analysis, the Company determined that it made an error in its method of estimating product returns. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements and the financial information below for the three and nine months ended September 30, 2004.

The effects of the restatement on net sales, cost of sales, gross profit, net income, basic and diluted income per common share, reserves for product returns and sales incentives, and stockholders' equity as of and for the three months ended September 30, 2004 are as follows:



                                                     AS ORIGINALLY    RESTATEMENT
                                                       REPORTED       ADJUSTMENTS    AS RESTATED
                                                    ---------------  -------------  -------------
Net sales                                           $    8,302,490   $  1,644,243   $  9,946,733
Cost of sales                                            8,654,753        737,242      9,391,995
Gross profit                                              (352,263)       907,001        554,738
Net income (loss)                                   $   (2,076,549)  $    907,001   $ (1,169,548)

PROFIT (LOSS) PER COMMON SHARE:
   Basic                                            $        (0.46)  $       0.20   $      (0.26)
   Diluted                                          $        (0.46)  $       0.20   $      (0.26)
Reserves for product returns and sales incentives   $    1,292,426   $ (1,021,955)  $    270,471
Stockholders' equity                                $   12,924,663   $  1,021,955   $ 13,946,618

The effects of the restatement on net sales, cost of sales, gross profit, net income, basic and diluted income per common share, reserves for product returns and sales incentives, and stockholders' equity as of and for the nine months ended

September  30,  2004  are  as  follows:

                                                     AS ORIGINALLY    RESTATEMENT
                                                       REPORTED       ADJUSTMENTS    AS RESTATED
                                                    ---------------  -------------  -------------
Net sales                                           $   30,854,250   $  2,055,830   $ 32,910,080
Cost of sales                                           28,587,583      1,074,990     29,662,573
Gross profit                                             2,266,667        980,840      3,247,507
Net income (loss)                                   $   (3,453,053)  $    980,840   $ (2,472,213)

PROFIT (LOSS) PER COMMON SHARE:
   Basic                                            $        (0.76)  $       0.21   $      (0.55)
   Diluted                                          $        (0.76)  $       0.21   $      (0.55)
Reserves for product returns and sales incentives   $    1,292,426   $ (1,021,955)  $    270,471
Stockholders' equity                                $   12,924,663   $  1,021,955   $ 13,946,618


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

STOCK-BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," establishes and encourages the use of the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the nine months ended September 30, 2005, 370,000 options to purchase common stock were granted. For the nine months ended September 30, 2004, 126,375 options to purchase common stock were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the three months and nine months ended September 30, 2005 (unaudited) and 2004 (unaudited) is as follows:





                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       --------------------                 -------------------
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                       --------------------                 -------------------
                                                           (unaudited)                          (unaudited)
                                                                            2004                               2004
                                                                2005     (RESTATED)                2005     (RESTATED)
                                                 --------------------  ------------  -------------------  ------------
Net loss
 As reported                                     $          (212,474)  $(1,169,548)  $       (1,142,793)  $(2,472,213)

 Add stock based compensation expense
    included in net income, net of tax                             -             -                    -             -
 Deduct total stock based employee
   compensation expense determined under
   fair value method for all awards, net of tax             (388,555)      (22,610)            (432,708)      (52,878)
                                                 --------------------  ------------  -------------------  ------------

 PRO FORMA                                       $          (601,029)  $(1,192,158)  $       (1,575,501)  $(2,525,091)
                                                 ====================  ============  ===================  ============
Loss per common share
 Basic - as reported                             $             (0.05)  $     (0.26)  $            (0.25)  $     (0.55)
 Basic - pro forma                               $             (0.13)  $     (0.26)  $            (0.35)  $     (0.56)
 Diluted - as reported                           $             (0.05)  $     (0.26)  $            (0.25)  $     (0.55)
 Diluted - pro forma                             $             (0.13)  $     (0.26)  $            (0.35)  $     (0.56)

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

As of September 30, 2005 (unaudited) and September 30, 2004 (unaudited) the Company had potential common stock as follows:



                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                --------------------        -------------------
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------        -------------------
                                                                    (unaudited)                 (unaudited)
                                                                       2005       2004                2005       2004
                                                        -------------------  ---------  ------------------  ---------
Weighted average common shares
 outstanding during the period                                    4,530,581  4,529,978           4,529,672  4,529,672
Incremental shares assumed to be outstanding
 since the beginning of the period related
 to stock options and warrants outstanding (unaudited)                    -          -                   -          -
                                                        -------------------  ---------  ------------------  ---------
Fully diluted weighted average common shares and
 potential common stock                                           4,530,581  4,529,978           4,529,672  4,529,672
                                                        ===================  =========  ==================  =========

The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) and the nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) since their effect would have been anti-dilutive.



                           September 30,
                           --------------
                            (unaudited)

                                     2005     2004
                           --------------  -------
Stock options outstanding         478,950  126,150
Warrants outstanding              150,000   20,000
                           --------------  -------
TOTAL                             628,950  146,150
                           ==============  =======


NOTE  4  -  INVENTORY
Inventory  consisted  of  the  following:



                                                  September 30,    December 31,
                                                      2005             2004
                                                 ---------------  --------------
                                                   (unaudited)
Component parts                                  $    1,520,661   $   2,123,173
Finished goods - warehouse                            1,904,071       2,614,202
Finished goods - consigned                            3,789,819       2,872,605
Reserves for obsolete and slow moving inventory         (34,709)     (1,463,214)
                                                 ---------------  --------------
TOTAL                                            $    7,179,842   $   6,146,766
                                                 ===============  ==============

For the nine months ended September 30, 2005, $2,133,932 (unaudited) in obsolete inventory was written off against the reserve.


NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property and equipment as of September 30, 2005 (unaudited) and December 31, 2004 consisted of the following:


                                                 September 30,    December 31,
                                                      2005             2004
                                                ---------------  -------------
                                                  (unaudited)
Computer equipment and software                 $     1,052,740  $   1,051,485
Warehouse equipment                                      55,238         55,238
Office furniture and equipment                          281,974        266,889
Vehicles                                                 91,304         91,304
Leasehold improvements                                  106,633         98,780
                                                ---------------  -------------
                                                      1,587,889      1,563,696
Less accumulated depreciation and amortization        1,392,789      1,256,035
                                                ---------------  -------------
TOTAL                                           $       195,100  $     307,661
                                                ===============  =============



For the nine months ended September 30, 2005 and 2004, depreciation and amortization expense was $136,753 (unaudited) and $192,453 (unaudited), respectively.


NOTE  6  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts  payable  and  accrued  expenses  consisted  of  the  following:

                                            September 30,    December 31,
                                                2005            2004
                                            -------------   -------------
                                             (unaudited)
Accounts payable                           $       750,228  $   1,282,082
Accrued rebates and marketing                    4,132,947      3,231,655
Accrued compensation and related benefits          188,895        158,896
Other                                              438,672        549,086
                                           ---------------  -------------
TOTAL                                      $     5,510,742  $   5,221,719
                                           ===============  =============


NOTE  7  -  LINE  OF  CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allowed the Company to borrow up to a maximum of $6.0 million. The line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. On March 9, 2005 the line of credit with United National Bank was replaced by a line of credit from GMAC Commercial Finance. On March 9, 2005, the Company entered into a Loan and Security Agreement ("Loan Agreement") for an asset-based line of credit with GMAC Commercial Finance LLC ("GMAC"). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The prime rate as of September 30, 2005 was 6.75%. The Company also has the option to use the 30-day LIBOR rate (as determined by the London Interbank Market), which was 3.86% at September 30, 2005, plus an initial amount of 3.50%.

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

On May 23, 2005, the Company entered into a Letter Agreement ("Letter Agreement") with GMAC with respect to a certain financial covenant under the Loan Agreement with GMAC dated March 9, 2005. The Letter Agreement amended the
Loan Agreement to exclude the required fixed charge coverage ratio for the measurement period ending March 31, 2005. The Letter Agreement amended the financial covenant to provide that the Company maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the months of April 2005 and May 2005, a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005, and a fixed charge coverage ratio of at least 1.5 to 1.0 for the nine months ended December 31, 2005 and for each twelve month period thereafter ending on March 31, June 30, September 30, and December 31 during the term of the credit facility.

On June 30, 2005, the Company entered into a First Amendment to Loan and Security Agreement ("First Amendment") with GMAC with respect to the foregoing financial covenant. The First Amendment amended the Letter Agreement to exclude the required fixed charge coverage ratio for the measurement periods ending April 30, 2005 and May 31, 2005. The fixed charge coverage ratio as it applies to future measurement periods remained the same. The Company was in compliance with this covenant for the nine months ended September 30, 2005.

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

The new credit facility was initially used to pay off the Company's outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320 (unaudited), and was also used to pay $25,000 of the Company's closing fees for the GMAC line of credit. The line of credit will be used for general operations. The outstanding balance with GMAC as of September 30, 2005 was $5,509,304 (unaudited). The Company was in an overdraft position as of September 30, 2005 in the amount of $1,060,298 after its ineligible assets were recalculated in early October 2005. As of the date of this report, the Company is no longer in an overdraft position.

NOTE  8  -  TRADE  CREDIT  FACILITIES  WITH  RELATED  PARTIES

In February 2003, the Company entered into an agreement with a related party whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days prior written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the nine months ended September 30, 2005, the Company purchased approximately $14.0 million (unaudited) of inventory under this arrangement. As of September 30, 2005, there were $4,413,513 (unaudited) in trade payables outstanding under this arrangement.

Effective as of June 6, 2005, the Company entered into an agreement for a trade credit facility with a related party whereby the related party has agreed to purchase and manufacture inventory on the Company's behalf. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms are 120 days following the date of invoice by the related party for which the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. Upon effectiveness of the Agreement, the Company was required to pay the related party $1.5 million as an early payment for all invoices coming due for payment. Of this amount, $1.0 million was paid on April 28, 2005 and $500,000 was paid on April 29, 2005. Any early payment funds remaining three months after the date of the Agreement are to be refunded to the Company immediately. Once the $1.5 million has been exhausted, or three months from the date of the Agreement has expired, whichever is sooner, the Company is to pay the related party 10% of the purchase price on any purchase order issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party.

On July 21, 2005, the Company entered into an Amended and Restated Agreement (the "Amendment") with this related party with respect to its trade credit facility that amended certain terms of the aforementioned June 6, 2005 agreement. The Amendment resulted in material amendments to the agreement to (i) apply the terms of the agreement retroactively so that the agreement is effective as of April 29, 2005; (ii) change the payment terms of the 10% down payment for products ordered from payment within one week of the Company's purchase order to payment within ten days of the related party's invoice date;
(iii) define the related party's invoice date as no earlier than the shipment date of products to the Company; and (iv) designate all purchase orders as F.O.B. the Company's warehouse in Irvine, California, unless otherwise agreed upon in writing by both parties. During the nine months ended September 30, 2005, the Company purchased $1.4 million (unaudited) of inventory under the prior agreement and $2.7 million (unaudited) under this arrangement. As of September 30, 2005, there were $1,203,714 (unaudited) in trade payables under this arrangement.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through December 2008. The Company moved to its current facilities in September 2003.

Rent expense was $282,486 (unaudited) and $274,725 (unaudited) for the nine months ended September 30, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION

On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants have responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company has denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for February 6, 2006. The outcome of this action is presently uncertain.
However, the Company believes that all of its claims and defenses are meritorious.

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

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx) (the "California Case"). On or about June 28, 2005, the Company and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. On July 6, 2005, the United States District Court in California denied the parties joint stipulation request to temporarily stay the California Case and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim against the Company alleges four causes of action against the Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleges, among other things, that the Company is liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax allegedly has never been reimbursed. The Counter-Claim seeks, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys' fees and costs of suit. The Company filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, denying that OfficeMax is entitled to obtain any relief, and plans to vigorously contest the Counter-Claim. As of the date of this report, discovery has commenced and a trial date in this action has been set for October 17, 2006. The outcome of this action is presently uncertain. However, the Company believes that all of its claims and defenses are meritorious.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2005 and 2004, the Company made purchases from related parties totaling approximately $18,073,816 (unaudited) and $13,436,147 (unaudited), respectively.

During the nine months ended September 30, 2005 and 2004, the Company had trade payables to related parties totaling approximately $5,617,227 (unaudited) and $2,630,053 (unaudited), respectively.


NOTE  11  -  SUBSEQUENT  EVENTS

The Company entered into a consulting agreement for public investor relations services effective as of November 14, 2005. The agreement is for six months at $9,000 per month. In addition, the consultant was issued warrants to purchase up to 30,000 shares of common stock, consisting of 15,000 warrants with an exercise price of $8.00 and 15,000 warrants with an exercise price of $10.00. The warrants vested immediately and expire twelve months from issuance.

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

OVERVIEW

     We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products that we call our GigaBank products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2004 and in the first nine months of 2005, and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2004 and in the first nine months of 2005.

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

     Our net sales declined by $5.9 million, or 17.9%, to $27.0 million in the first nine months of 2005 from $32.9 million in the first nine months of 2004. Our net loss decreased by $1.3 million, or 52%, to $1.2 million in the first nine months of 2005 from a net loss of $2.5 million in the first nine months of 2004. We believe that this change in our operating results is due, in large part, to the following factors:

  - Decreased sales. As discussed further below, we believe that our substantial decline in net sales in the first nine months of 2005 as compared to the first nine months of 2004 is primarily due to the following factors:

     -the  rapid  and  continued  decline  in  sales  of  our CD-based products;

     -lower  average  selling  prices  of  our  DVD-based  products;

     -the decline in sales of our DVD-based products to Circuit City, CompUSA, RadioShack and Micro Center that were not offset by sales of our GigaBank products to these retailers; and

     -a decrease in net sales to Best Buy due to its expanded operation of private label programs in 2005;

  all of which was partially offset by an increase in net sales to Staples and Office Depot, which expanded their product offerings to include our GigaBank line of products during our initial launch in 2004 and have further expanded these offerings by introducing higher capacities and newer models.

  - Increased gross profit. Our gross profit increased to $3.4 million for the first nine months of 2005 from $3.2 million for the first nine months of 2004. Net sales decreased 17.9% for the first nine months of 2005 to $27.0 million from $32.9 million for the first nine months of 2004. This decrease was offset by a decrease of 20.5% in cost of sales for the first nine months of 2005 to $23.6 million, or 87.4% of net sales, from $29.7 million, or 90.3% of net sales, for the first nine months of 2004. The percentage decrease in net sales was not as large as the percentage decrease in cost of sales because of large decreases in sales incentives and slotting fees, which are dilutive factors to sales and contributed to net sales for the First nine months of 2005 as compared to the first nine months of 2004. For the first nine months of 2005, slotting fees were none as compared to $855,000 for the first nine months of 2004. For the first nine months of 2005, sales incentives declined by $578,000 as compared to the first nine months of 2004.

     We believe that the significant decline in our net sales during the first nine months of 2005 as compared to the first nine months of 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 74.7% to $2.2 million in the first nine months of 2005 from $8.7 million in the first nine months of 2004.

     In addition, we also believe that part of the significant decline in our net sales during the first nine months of 2005 as compared to the first nine months of 2004 resulted in part from the decline in sales of our DVD-based products. For the first nine months of 2005, sales of our recordable DVD-based products decreased to $14.4 million, or 36.0%, as compared to $22.5 million in sales for the same period in 2004. We experienced a 28.4% decrease in our average selling price of DVD-based products for the first nine months of 2005 as compared to the first nine months of 2004, similar to the decrease of approximately 22.0% in the average selling prices of recordable DVD drives in the North American retail marketplace in the first nine months of 2005 as compared to the first nine months of 2004. We believe that this decrease is an industry-wide effect and that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales.

     In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first nine months of 2005. Our business focus in 2004 was predominantly on DVD-based optical data storage products. Our business focus in 2005 has been predominantly on DVD-based optical data storage products and our line of GigaBank products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank products. Sales of our GigaBank products increased 1,003.1% to $9.2 million in the first nine months of 2005 as compared to $834,000 in the first nine months of 2004. Sales of our GigaBank products represented 34.3% of our total net sales in the first nine months of 2005. Our net sales to some of our retailers, including Staples and Office Depot, have increased during the first nine months of 2005 as compared to 2004 due to their expanded offerings of our GigaBank line of products. Other retailers, however, including Circuit City, CompUSA, RadioShack and Micro Center did not begin or expand sales of our GigaBank products as rapidly as Staples and Office Depot and thus the general decline in sales of our DVD-based products to these retailers was not offset by sales of our GigaBank products to these retailers. As of the date of this report, we have begun shipping our line of GigaBank products to additional retailers, including RadioShack and CompUSA, for the initial launch of these portable storage devices in their retail outlets. Another factor contributing significantly to the decline in our net sales during the first nine months of 2005 as compared to the same period in 2004 was the continued and expanded operation of private label programs by Best Buy. We had only $62,000 in sales to Best Buy in the first nine months of 2005, representing a decrease of nearly 100% from $5.2 million in sales to Best Buy in the same period in 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies and for our GigaBank products, to next-generation super-high capacity optical data storage devices, such as Blu-ray DVD or HD-DVD drives. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices. In addition, the Company has also concentrated its efforts and resources on developing new product categories to be released in the upcoming year to supplement our current data storage product offerings.

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

     Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first nine months of 2005, our annualized inventory turnover level was 5.0 as compared to 6.3 for the first nine months of 2004, representing a period-to-period decrease of 21% as a result of an 18% decrease in net sales and a 105% increase in consigned inventory at our retailers' warehouses or retail locations which was partially offset by an 32% decrease in on-hand and in-transit inventory. The increase in consigned inventory results directly from our introduction of our GigaBank products. The decrease in our on-hand and in-transit inventory results from efforts to more efficiently use our capital resources by not purchasing and maintaining excess inventory. The decline in inventory turnover for the first nine months of 2005 included $705,000 in additional reserves for slow-moving and obsolete inventory as compared to $844,000 in additional reserves for slow-moving and obsolete inventory in the first nine months of 2004. For the year 2004, our annualized inventory turnover level was 7.2 as compared to 6.6 in 2003, representing a period-to-period increase of 9% primarily as a result of a 37% decline in inventory offset by a 30% decrease in net sales. The decline in inventory in 2004 included $2.0 million in additional reserves for slow-moving and obsolete inventory.

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

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 32% of our total net sales as compared to 37% of our total net sales in 2003, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. During the first nine months of 2005 our consignment sales model accounted for 35% of our total net sales as compared to 31% of our total net sales in the first nine months of 2004, primarily as a result of consigning our new GigaBank products to Staples and Office Depot. Although consignment sales declined as a percentage of our net sales in 2004, and increased as a percentage of our net sales in the first nine months of 2005 as compared to the same period in 2004, it is not yet clear whether consignment sales as a percentage of our total net sales will decline or grow on an annual basis.

     Our consignment sales model is based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of resale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first nine months of 2005 and during the years 2004 and 2003, our six largest retailers accounted for approximately 96%, 78% and 88%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

     In the first nine months of 2005, our sales incentives were $1.1 million, or 2.8% of gross sales, as compared to $1.6 million, or 3.8% of gross sales, in the first nine months of 2004, all of which was offset against gross sales. In 2004, our sales incentives were $2.5 million, or 4.2% of gross sales, all of which was offset against gross sales. In 2003, our sales incentives were $2.9 million, or 3.5% of gross sales, all of which was offset against gross sales.

Market Development Fund and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

     Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first nine months of 2005, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $4.5 million, or 12.1% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $5.1 million, or 11.8% of gross sales, in the first nine months of 2004, all of which was offset against gross sales. These costs and fees increased as a percentage of our net gross sales in the first nine months of 2005, primarily as a result of instituting sales incentives and marketing promotions to promote our double layer recordable DVD drives and to further launch our GigaBank product line.
In 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.8 million, or 13.0% of gross sales, all of which was offset against gross sales. In 2003, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $8.4 million, or 10.3% of gross sales, all of which was offset against gross sales.

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

Inventory  Obsolescence  Allowance

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first nine months of 2005 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $705,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first nine months of 2004, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $844,000. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. For the first nine months of 2005 and 2004, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

     Our current estimated weighted average future product return rate is approximately 13.9%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)


                                                                                                          RESULTS AS A PERCENTAGE
                                                                             DOLLAR       PERCENTAGE        OF NET SALES FOR THE
                                                  THREE MONTHS ENDED        VARIANCE       VARIANCE          THREE MONTHS ENDED
                                                      SEPTEMBER 30,         --------       --------              SEPTEMBER 30,
                                                  --------------------      FAVORABLE      FAVORABLE        --------------------
                                                               2004                                                      2004
                                                               ----                                                      ----
                                                  2005      (RESTATED)    (UNFAVORABLE)  (UNFAVORABLE)      2005      (RESTATED)
                                                  ----      ----------    -------------  -------------      ----      ----------
                                                          (in thousands)

Net sales                              $             8,424   $    9,947   $      (1,523)            (15.3)%  100.0%      100.0%
Cost of sales                                        7,074        9,392           2,318              24.7     84.0        94.4
                                       --------------------  -----------  --------------  -----------------  ------  ----------
Gross profit                                         1,350          555             795             143.2     16.0         5.6
Selling, marketing and advertising
   expenses                                            183          196              13               6.6      2.1         2.0
General and administrative expenses                  1,254        1,293              39               3.0     14.9        13.0
Depreciation and amortization                           50          209             159              76.1      0.6         2.1
                                       --------------------  -----------  --------------  -----------------  ------  ----------
Operating loss                                        (137)      (1,143)          1,006              88.0     (1.6)      (11.5)
Net interest expense                                   (76)         (38)            (38)           (100.0)    (0.9)       (0.4)
Other income                                             -           12             (12)           (100.0)       -         0.1
                                       --------------------  -----------  --------------  -----------------  ------  ----------
Loss from operations before
   provision for income taxes                         (213)      (1,169)            956              81.8     (2.5)      (11.8)
Income tax provision (benefit)                           -            1               1             100.0        -           -
                                       --------------------  -----------  --------------  -----------------  ------  ----------
Net loss                               $              (213)  $   (1,170)  $         957              81.8%    (2.5)%     (11.8)%
                                       ====================  ===========  ==============  =================  ======  ==========


     NET SALES. We believe that the decrease in the amount of $1.5 million in net sales from $9.9 million in net sales for the three months ended September 30, 2004 to $8.4 million in net sales for the three months ended September 30, 2005 is primarily due to a substantial decrease in sales of our CD- and DVD-based products. This decrease was partially offset by an increase in sales of our GigaBank products. Our sales to Staples and Office Depot increased significantly but were offset by significant decreases in sales to Circuit City, CompUSA, RadioShack and Micro Center. Circuit City, CompUSA, RadioShack and Micro Center did not begin or expand sales of our GigaBank products as rapidly as Staples and Office Depot and thus the general decline in sales of our DVD-based products to these retailers was not offset by sales of our GigaBank products to these retailers. As of the date of this report, we have begun shipping our line of GigaBank products to additional retailers, including RadioShack and CompUSA, for the initial launch of these portable storage devices in their retail outlets.

     Sales of our GigaBank products represented 36.6% of our total net sales in the third quarter of 2005. Sales of our GigaBank products increased to $3.2 million, or by 283.7%, in the third quarter of 2005 from $834,000 in the third quarter of 2004. Our sales of DVD-based products decreased to $4.6 million, or by 37.8%, in the third quarter of 2005 from $7.4 million in the third quarter of 2004, as a result of the transition in the data storage category from DVD-based products to GigaBank USB portable storage devices. In addition, predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined to $359,000, or 81.1%, in the third quarter of 2005 from $1.9 million in the third quarter of 2004.

     We believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the third quarter of 2005. Our business focus is predominantly on DVD-based optical data storage products but we also focus on and sell our GigaBank products. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. A change in the allowance for product returns also resulted in an adjustment of $253,000 causing a decrease in net sales in the third quarter of 2005 as compared to an adjustment of $530,000 that resulted in an increase in net sales in the third quarter of 2004.

     The decrease in net sales for the third quarter of 2005 was comprised of a $2.3 million decrease in net sales resulting from a decrease in the volume of products sold. We also had a decrease of $219,000 resulting from a change in our reserves for future returns on sales. These decreases were partially offset by a $1.0 million increase in net sales resulting from higher average product
sales prices.    We had a decrease of $1.9 million in net sales for the third quarter of 2005 for our CD-based products resulting from a decrease of $276,000 due to lower average product sales prices and a decrease of $1.7 million resulting from a decrease in the volume of products sold. We had a decrease of $2.8 million in net sales for the third quarter of 2005 for our DVD-based products resulting from a decrease of $1.5 million due to lower average product sales prices and a decrease of $1.3 million resulting from a decrease in the volume of products sold. A $2.3 million increase in net sales for the third quarter of 2005 for our GigaBank products resulted from an increase of $2.8 million due to an increase in the volume of products sold, offset by a decrease of $459,000 resulting from a decrease in lower average product sales prices.

     GROSS PROFIT. The increase in gross profit to $1.3 million, or by 134.2%, in the third quarter of 2005 from $555,000 in the third quarter of 2004 is primarily due to a decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees, a greater decrease in our direct product costs relative to the decrease in our gross sales net of returns, and a decrease in our reserve for slow-moving inventory. The increase in gross profit as a percentage of our net sales was primarily due to a decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees to 8.6% of gross sales during the third quarter of 2005 from 13.4% of gross sales during the third quarter of 2004. Our direct product costs, inventory shrinkage and related freight costs decreased to 84.0% of net sales for the third quarter of 2005 from 94.4% of net sales for the third quarter of 2004, primarily due to the decrease in market development fund and cooperative advertising costs, rebate promotion costs and slotting fees in addition to the decrease in direct product costs.

     Our inventory reserve increased by $169,000 in the third quarter of 2005 as compared to $475,000 in the third quarter of 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     SELLING, MARKETING, AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $13,000 in the third quarter of 2005 as compared to the third quarter of 2004. This decrease was primarily due to a $19,000 reduction in commissions as a result of reduced sales volume offset by an $11,000 increase in payroll and related expenses due to increased personnel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $39,000 in the third quarter of 2005 as compared to the third quarter of 2004. This decrease was primarily due to a $69,000 decrease in payroll and related expenses, offset by small increases in other expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. The $159,000 decrease in depreciation and amortization expenses is primarily due to decreased amortization of our trademarks resulting from an impairment in the value of our Hi-Val and Digital Research Technologies trademarks in the aggregate amount of $3.7 million recorded as of December 31, 2004. In addition, some of our fixed assets became fully depreciated during the third quarter of 2005.

     OTHER INCOME (EXPENSE). Other income (expense) increased by $51,000 in the third quarter of 2005 as compared to the third quarter of 2004. Net interest expense increased by $38,000 due to both greater borrowings under our lines of credit and higher interest rates in the third quarter of 2005 as compared to the third quarter of 2004. In addition, we had no gains related to foreign currency transactions in connection with our sales in Canada in the third quarter of 2005 as compared to $13,000 in gains in the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)


                                                                                                          RESULTS AS A PERCENTAGE
                                                                             DOLLAR       PERCENTAGE        OF NET SALES FOR THE
                                                  NINE MONTHS ENDED        VARIANCE       VARIANCE           NINE MONTHS ENDED
                                                      SEPTEMBER 30,         --------       --------              SEPTEMBER 30,
                                                  --------------------      FAVORABLE      FAVORABLE        --------------------
                                                               2004                                                      2004
                                                               ----                                                      ----
                                                  2005      (RESTATED)    (UNFAVORABLE)  (UNFAVORABLE)      2005      (RESTATED)
                                                  ----      ----------    -------------  -------------      ----      ----------
                                                          (in thousands)

Net sales                             $           27,018   $   32,910   $      (5,892)           (17.9)%    100.0%       100.0%
Cost of sales                                     23,569       29,662           6,093             20.5       87.2         90.1
                                      -------------------  -----------  --------------  ----------------    ------   ----------
Gross profit                                       3,449        3,248             201              6.2       12.8          9.9
Selling, marketing and advertising
   expenses                                          480          847             367             43.3        1.8          2.6
General and administrative expenses                3,714        4,113             399              9.7       13.7         12.5
Depreciation and amortization                        189          627             438             69.9        0.7          1.9
                                      -------------------  -----------  --------------  ----------------    ------   ----------
Operating loss                                      (934)      (2,339)          1,405             60.1       (3.4)        (7.1)
Net interest expense                                (218)        (122)            (96)           (78.7)      (0.8)        (0.4)
Other income (expense)                                11           (8)             19            237.5          -            -
                                      -------------------  -----------  --------------  ----------------    ------   ----------
Loss from operations before
   provision for income taxes                     (1,141)      (2,469)          1,328             53.8       (4.2)        (7.5)
Income tax provision                                   2            3               1             33.3          -            -
                                      -------------------  -----------  --------------  ----------------    ------   ----------
Net Loss                              $           (1,143)  $   (2,472)  $       1,329             53.8%      (4.2)%       (7.5)%
                                      ===================  ===========  ==============  ================    ======   ==========

     NET SALES. As discussed above, we believe that the significant decrease in the amount of $5.9 million in net sales from $32.9 million for the nine months ended September 30, 2004 to $27.0 million for the nine months ended September 30, 2005 is primarily due to the following factors: the continued decline in sales of our CD-based products; lower average selling prices of DVD-based products; slower than anticipated growth of DVD-compatible applications; the decrease in sales of our DVD-based products; and the continued operation of private label programs by Best Buy. The decline in net sales caused by these factors was partially offset by a substantial increase in the sale of our GigaBank products.

     We believe that the significant decline in our net sales during the first nine months of 2005 as compared to the first nine months of 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 74.7% to $2.2 million in the first nine months of 2005 from $8.7 million in the first nine months of 2004.

     In addition, we also believe that part of the significant decline in our net sales during the first nine months of 2005 as compared to the first nine months of 2004 resulted in part from the decline in sales of our DVD-based products. For the first nine months of 2005, sales of our recordable DVD-based products decreased to $14.4 million, or 36.0%, as compared to $22.5 million in sales for the same period in 2004. We experienced a 28.4% decrease in our average selling price of DVD-based products for the first nine months of 2005 as compared to the first nine months of 2004, similar to the decrease of approximately 22.0% in the average selling prices of recordable DVD drives in the North American retail marketplace in the first nine months of 2005 as compared to the first nine months of 2004. We believe that this decrease is an industry-wide effect and that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales.

     In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first nine months of 2005. Our business focus in 2004 was predominantly on DVD-based optical data storage products. Our business focus in 2005 has been predominantly on DVD-based optical data storage products and our line of GigaBank products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank products. Sales of our GigaBank products increased 1,003.1% to $9.2 million in the first nine months of 2005 as compared to $834,000 in the first nine months of 2004. Sales of our GigaBank products represented 34.3% of our total net sales in the first nine months of 2005. Our net sales to some of our retailers, including Staples and Office Depot, have increased during the first nine months of 2005 as compared to 2004 due to their expanded offerings of our GigaBank line of products. Other retailers, however, including Circuit City, CompUSA, RadioShack and Micro Center did not begin or expand sales of our GigaBank products as rapidly as Staples and Office Depot and thus the general decline in sales of our DVD-based products to these retailers was not offset by sales of our GigaBank products to these retailers. As of the date of this report, we have begun shipping our line of GigaBank products to additional retailers, including RadioShack and CompUSA, for the initial launch of these portable storage devices in their retail outlets.

     Another factor contributing significantly to the decline in our net sales during the first nine months of 2005 as compared to the same period in 2004 was the continued and expanded operation of private label programs by Best Buy. We had only $62,000 in sales to Best Buy in the first nine months of 2005, representing a decrease of nearly 100% from $5.2 million in sales to Best Buy in the same period in 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell.

     A change in the allowance for product returns also resulted in an adjustment of $116,000 causing a decrease in sales in the first nine months of 2005 as compared to an adjustment of $1.7 million that resulted in an increase in sales in the first nine months of 2004.

     The overall decrease in net sales for the first nine months of 2005 was comprised of a $7.9 million decrease in net sales resulting from a decrease in the volume of products sold and a decrease of $556,000 resulting from a change in our reserves for future returns on sales. This decrease was partially offset by a $2.6 million increase from higher average product sales prices. We had a decrease of $6.5 million in net sales for the first nine months of 2005 for our CD-based products resulting from a decrease of $832,000 due to lower average product sales prices and a decrease of $5.6 million resulting from a decrease in the volume of products sold. We had a decrease of $8.1 million in net sales for the first nine months of 2005 for our DVD-based products resulting from a decrease of $5.8 million due to lower average product sales prices and a decrease of $2.3 million due to an increase in the volume of products sold.
The $8.4 million increase in net sales for the first nine months of 2005 for our GigaBank products resulted from an increase of $10.5 million due to an increase in the volume of products sold, offset by a decrease of $2.1 million due to lower average product sales prices.

     GROSS PROFIT. Gross profit increased to $3.4 million for the first nine months of 2005 from $3.2 million for the first nine months of 2004. Net sales decreased 17.9% for the first nine months of 2005 to $27.0 million from $32.9 million for the first nine months of 2004. This decrease was offset by a decrease of 20.5% in cost of sales for the first nine months of 2005 to $23.6 million, or 87.4% of net sales, from $29.7 million, or 90.3% of net sales, for the first nine months of 2004. The percentage decrease in net sales was not as large as the percentage decrease in cost of sales because of large decreases in sales incentives and slotting fees, which are dilutive factors to sales and contributed to net sales for the first nine months of 2005 as compared to the first nine months of 2004. For the first nine months of 2005, slotting fees were none as compared to $855,000 for the first nine months of 2004. For the first nine months of 2005, sales incentives declined by $578,000 as compared to the first nine months of 2004.

     Our inventory reserve increased by $705,000 in the first nine months of 2005 as compared to $844,000 in the first nine months of 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

     SELLING, MARKETING, AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $367,000 in the first nine months of 2005 as compared to the first nine months of 2004. This decrease was primarily due to no advertising expenses incurred in the first nine months of 2005 as compared to advertising expenses of $263,000 incurred in the first nine months of 2004. In addition, this decrease partially resulted from lower commissions as a result of reduced sales volume and reduced payroll and related expenses due to fewer personnel and lower retailer performance charges.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $399,000 in the first nine months of 2005 as compared to the first nine months of 2004. This decrease was primarily due to a $325,000 decrease in payroll and related expenses and a $122,000 decrease in financial relations expenses, offset by a $52,000 increase in legal expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. The $438,000 decrease in depreciation and amortization expenses is primarily due to decreased amortization of our trademarks resulting from an impairment in the value of our Hi-Val and Digital Research Technologies trademarks in the aggregate amount of $3.7 million recorded as of December 31, 2004. In addition, some of our fixed assets became fully depreciated during 2005.

     OTHER INCOME (EXPENSE). Other income (expense) increased by $77,000 in the first nine months of 2005 as compared to the first nine months of 2004. Net interest expense increased by $96,000 due to both greater borrowings under our lines of credit and higher interest rates in the first nine months of 2005 as compared to the first nine months of 2004. This was partially offset by an increase in income in the amount of $19,000 related to foreign currency transactions in connection with our sales in Canada.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the future. As of September 30, 2005, we had working capital of $6.6 million, an accumulated deficit of $24.2 million, $2.8 million in cash and cash equivalents and $12.1 million in net accounts receivable. This compares with working capital of $7.5 million, an accumulated deficit of $23.1 million, $3.6 million in cash and cash equivalents and $14.6 million in net accounts receivable as of December 31, 2004.

     Our cash decreased to $2.8 million, or by 22.4%, from $3.6 million in the first nine months of 2005 as compared to a decrease to $2.8 million, or by 30.0%, from $4.0 million in the first nine months of 2004.

     Cash used in our operating activities totaled $1,341,000 during the nine months ended September 30, 2005 as compared to cash used in our operating activities of $2,947,000 during the nine months ended September 30, 2004. This $1.6 million decrease in cash used in our operating activities primarily resulted from a decrease of $1.3 million in net loss in the first nine months of 2005 as compared to the first nine months of 2004. The decrease in cash used in our operating activities also resulted from a $1.1 million increase in accounts payable and accrued expenses, a $6.0 million increase in the use of our trade credit facilities with related parties, a decrease in legal settlements payable of $1.0 million as we made the final payment in the first quarter of 2004 on the settlement of a litigation matter, and a $469,000 increase in reserves for product returns and allowances. These increases in cash were partially offset by decreases in cash resulting from a decrease in our reserve for obsolete inventory of $138,000 and an increase in our prepaid expenses of $552,000. Net sales decreased $5.9 million which resulted in a $3.9 million decrease in cash resulting from an increase in accounts receivable and a $3.2 million decrease in cash from a net increase in our inventory and inventory in-transit

     Cash provided by our investing activities totaled $982,000 during the first nine months of 2005 as compared to cash provided by our investing activities of $1.8 million the first nine months of 2004. Our investing activities consisted of restricted cash related to our United National Bank loan and purchases of property and equipment.

     Cash used in our financing activities totaled $447,000 during the first nine months of 2005 as compared to cash used in our financing activities of $16,000 for the first nine months of 2004. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC Commercial Finance and we borrowed an additional $1.7 million on our GMAC Commercial Finance line of credit during the first nine months of 2005.

     Our net loss decreased to $1.1 million, or by 56.0%, for the first nine months of 2005 from $2.5 million for the first nine months of 2004, primarily resulting from a 20.5% decrease in cost of sales to $23.6 million in the first nine months of 2005 from $29.7 million in the first nine months of 2004 and a decrease in operating expenses to $4.4 million in the first nine months of 2005 from $5.6 million in the first nine months of 2004, offset by a decrease in our net sales to $27.0 million, or by 17.9%, in the first nine months of 2005 from $32.9 million in the first nine months of 2004. If either the absolute level or the downward trend of our net loss or net sales continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

     Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. We also have the option to use the 30-day LIBOR rate (as determined by the London Interbank Market) plus an initial amount of 3.50%. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement contains one financial covenant which requires that we maintain a certain fixed charge coverage ratio. The covenant was modified by a May 23, 2005 Letter Agreement with GMAC and again by a June 30, 2005 First Amendment To Loan And Security Agreement ("First Amendment"). The First Amendment requires that we maintain a fixed charge coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005 and for the twelve months in all subsequent quarters. Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of September 30, 2005, we owed GMAC Commercial Finance approximately $5.5 million. We were in an overdraft position as of September 30, 2005 in the amount of $1.1 million after our ineligible assets were recalculated in early October 2005. As of the date of this report, the Company is no longer in an overdraft position.

     In January 2003, we entered into a trade credit facility with Lung Hwa Electronics. Lung Hwa Electronics is a stockholder and subcontract manufacturer and supplier of I/OMagic. Under the terms of the facility, Lung Hwa Electronics has agreed to purchase inventory on our behalf. We can purchase up to $10.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of September 30, 2005, all of this deposit had been applied against outstanding trade payables as the agreement allowed us to apply the security deposit against our outstanding trade payables. This trade credit facility is for an indefinite term; however, either party has the right to terminate the facility upon 30 days' prior written notice to the other party.

     In July 2005, we entered into an amended and restated trade credit facility agreement with Lung Hwa Electronics, with the terms retroactive to April 29, 2005. Under the terms of the amended and restated trade credit facility, we can purchase up to $15.0 million of inventory, with payment terms of 120 days following the date of invoice by Lung Hwa Electronics for inventory purchased directly from Lung Hwa Electronics and 90 days following the date of invoice by Lung Hwa Electronics for inventory purchased from a third party through Lung Hwa Electronics on our behalf. A 10% deposit is required to be made by us to Lung Hwa Electronics within 10 days of Lung Hwa Electronics' invoice date. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. As of September 30, 2005, we owed Lung Hwa Electronics $1.2 million in trade payables under this agreement.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of September 30, 2005, we owed BTC USA $4.4 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

     If, like Best Buy, any other of our major retailers, or a significant number of our smaller retailers, implement or expand private label programs covering products that compete with our products, our net sales will likely continue to decline and our net losses are likely to increase, which in turn could have a material and adverse impact on our liquidity, financial condition and capital resources. We expect the decline in our sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs.

     We believe that the significant decline in our net sales during the first nine months of 2005, as compared to the same period in 2004, resulted in part from a continued decline in sales of our CD-based products, lower average selling prices of DVD-based products, a greater and more rapid decline in sales of our DVD-based products greater than the increase in the sales of our GigaBank products due to the slow transition of certain of our retailers data storage product offerings from DVD-based optical storage products to our GigaBank products, and the continued operation of private label programs by Best Buy.

     Despite the decline in our results of operations during the first nine months of 2005, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at September 30, 2005 was $4.4 million as compared to a backlog at September 30, 2004 of $5.0 million. Based on historical trends, we anticipate that our September 30, 2005 backlog may be reduced by approximately 13.9%, or $608,000, to a net amount of $3.8 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

     Our credit facility with GMAC Commercial Finance has one financial covenant which requires us to have a fixed charge coverage ratio of at least 1.2 to 1.0 for the six months ended September 30, 2005. The ratio becomes 1.5 to 1.0 for the nine months ended December 31, 2005 and for each twelve month period thereafter. If we are unable to attain those ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM EXPANDING OUR BUSINESS.

     We have incurred net losses in each of the last five years and for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $24.2 million. During 2004, 2003, 2002, 2001, 2000 and the nine months ended September 30, 2005, we incurred net losses in the amounts of approximately $8.1 million, $460,000, $8.8 million, $5.4 million, $6.2 million and $1.1 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, this will result in negative cash flow and may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

     The vast majority of our sales are generated from a small number of retailers. During the first nine months of 2005, net sales to our three largest retailers, Staples, Office Depot and CompUSA represented approximately 43%, 19% and 14%, respectively, or an aggregate of approximately 76%, of our total net sales. During 2004, net sales to our five largest retailers, Staples, Circuit City, Best Buy, Office Depot and CompUSA represented approximately 32%, 17%, 11%, 10% and 10%, respectively, or an aggregate of approximately 80%, of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS AND COMMITMENTS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

     All of our significant retailers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our retailers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our retailers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current retailers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever. For example, our sales to Best Buy decreased 99% from $5.2 million in the first nine months of 2004 to only $62,000 for the first nine months of 2005. In addition, our sales to Radio Shack USA decreased 100% from $1.8 million in the first nine months of 2004 to no sales in the first nine months of 2005.

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

     Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our retailers have included Best Buy, Circuit City, CompUSA, Office Depot, Radio Shack and Staples. Sales to these six retailers collectively accounted for 84% of our net sales for 2004 and 85% of our net sales for the first nine months of 2005. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers and suppliers. For example, Best Buy, our largest retailer, already has a private label program and sells certain products that compete with some of our products. We had only $62,000 in sales to Best Buy in the first nine months of 2005, representing a decrease of nearly 100% from $5.2 million in the first nine months of 2004. We believe that this decrease reflects, at least in part, Best Buy's increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

     Our accounts receivable represented 50%, 53% and 46% of our total assets as of September 30, 2005, December 31, 2004 and December 31, 2003, respectively.
As of September 30, 2005, 85% of our accounts receivable represented amounts owed by three retailers, each of whom represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2004, 73% of our accounts receivable represented amounts owed by two retailers, each of whom represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with GMAC Commercial Finance and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

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

     Sales of our data storage products accounted for over 99% of our net sales in the first nine months of 2005 and approximately 99% in the year 2004. Except for our digital entertainment and other products, which accounted for less than 1% of our net sales in the first nine months of 2005 and in the year 2004, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of September 30, 2005 and December 31, 2004, we carried and financed inventory valued at approximately $3.8 million and $2.9 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 35% and 32%, respectively, of our total net sales for the nine months ended September 30, 2005 and for the year ended December 31, 2004. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

     We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during the first nine months of 2005, five of our retailers accounted for 92% of our total net sales. Similarly, during 2004, five of our retailers accounted for 80% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

     The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first nine months of 2005, the high and low closing bid prices of a share of our common stock were $6.50 and $0.75, respectively. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

     As of November 11, 2005, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% shareholders beneficially own approximately 3.5 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 108,950 shares of common stock are outstanding under our 2002 Stock Option Plan and options covering 370,000 shares of common stock were issued July 14, 2005 under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

     As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 75% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from November 11, 2005). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the first nine months of 2005. Our sales to a foreign country (Canada) were approximately 0.8% of our total sales for the first nine months of 2005, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. As a result of our restatement of prior periods' financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, management evaluated, in the fourth quarter of 2005 and as of September 30, 2005, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the fourth quarter of 2005 and as of September 30, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

     2. We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Form 10-Q for the quarter ended June 30, 2005, management evaluated, in the fourth quarter of 2005 and as of September 30, 2005, the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the fourth quarter of 2005 and as of September 30, 2005, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

     Remediation of Material Weaknesses

     To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following, in the periods specified below, which correspond to the material weaknesses identified above:

     1. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting processes. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports. Additionally, in the third quarter of 2005, we created a new position-Corporate Compliance Manager-to further assist us in timely making required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. We have employed the services of professional placement agencies and are currently in the process of filling this position with an appropriate candidate. In the third quarter of 2005, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to product returns and sales incentives through enhancements to our MIS financial reporting system that expedite our internal reporting processes as well as periodic reviews by our independent auditors. In addition, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports. Prior to this time, these personnel focused their time on other matters. We also intend, in 2005, to continue to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

     Management expects that the remediation described in item 1 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. Management estimates that it has paid the third-party consultant approximately $37,000 in connection with his services and estimates that it has paid the third-party accounting firm approximately $63,000 in connection with its services. Management believes that a suitable candidate for its new position-Corporate Compliance Manager-will have an annual salary of at least $75,000, not including benefits and other costs of employment. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports, our enhancements to our MIS financial reporting system or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

     2. Management believes that the procedures we implemented in connection with the restatement of our financial statements, and the circumstances surrounding the restatement, have led to a greater depth of understanding by management of revenue recognition principles. Management also believes that these procedures, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes as a result of more detailed and accurate recording of sales incentives and product returns as they relate to revenue recognition. In addition, management believes that these procedures, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes as a result of more detailed and accurate recording of charges to our inventory reserve. Management further believes that the involvement of the third-party consultant and the third-party accounting firm, as discussed above, has led to improved procedures and controls with respect to these matters. We also believe that the new position of Corporate Compliance Manager, once it is filled with a suitable candidate, will contribute additional expertise to our team of finance and accounting personnel. In addition, as noted above, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports and we believe that this has assisted us, and will continue to assist us, in timely filing our periodic reports.

     Management expects that the remediation described in item 2 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. As noted above, management estimates that it has paid the third-party consultant approximately $37,000 in connection with his services and estimates that it has paid the third-party accounting firm approximately $63,000 in connection with its services. As also noted above, management believes that a suitable candidate for its new position-Corporate Compliance Manager-will have an annual salary of at least $75,000, not including benefits and other costs of employment. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

     Changes in Internal Control over Financial Reporting

     The changes noted above, specifically, the changes relating to our creation of the new position of Corporate Compliance Manager, and our efforts to fill that position with a suitable candidate, and enhancements to our MIS financial reporting system, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Horwitz and Beam

     On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We have denied their allegations in the Cross-Complaint. As of the date of this report, discovery has commenced and a trial date in this action has been set for February 6, 2006. The outcome of this action is presently uncertain. However, we believe that all of our claims are meritorious.

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

     On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants' breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx) (the "California Case"). On or about June 28, 2005, I/OMagic and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. On July 6, 2005, the United States District Court in California denied the parties joint stipulation request and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against us. The Counter-Claim against us alleges four causes of action: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleges, among other things, that we are liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement between the two parties and the return of computer peripheral products to us by OfficeMax. The Counter-Claim seeks, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys' fees and costs of suit. We filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, denying that OfficeMax is entitled to obtain any relief, and plan to vigorously contest the Counter-Claim. As of the date of this report, discovery has commenced and a trial date in this action has been set for October 17, 2006. The outcome of this action is presently uncertain. However, we believe that all of our claims and defenses are meritorious.

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.


ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 14 2005, we issued options to purchase an aggregate of 240,000 shares of common stock under our 2002 Stock Option Plan at an exercise price of $2.50 per share to a total of 12 officers, directors and employees. The options expire on July 14, 2010.

     On July 14, 2005, we issued options to purchase an aggregate of 130,000 shares of common stock under our 2002 Stock Option Plan at an exercise price of $2.75 per share to a total of 2 officers, directors and employees. The options expire on July 14, 2010.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS

          Exhibit
          Number          Description
          ------          -----------

            10 Amended and Restated Agreement between Lung Hwa Electronics Co. Ltd., and I/OMagic Corporation, dated July 21, 2005 (1)

            31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

            32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
-----------------------
*     Filed herewith.
(1) Filed with the Securities and Exchange Commission on July 27, 2005 as an exhibit to I/OMagic Corporation's Report on Form 8-K and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   I/OMAGIC  CORPORATION


Dated:  November  11,  2005        By:     /s/  Tony  Shahbaz
                                           ------------------
                                           Tony Shahbaz, President and Chief
                                           Executive Officer
                                           (principal executive officer)

Dated:  November  11,  2005        By:     /s/  Steve  Gillings
                                           ---------------------
                                           Steve Gillings, Chief Financial
                                           Officer
                                           (principal financial and
                                           accounting officer)

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