Form 10-K/A
period 2004-12-31
I/OMAGIC CORP
filed 2006-02-02
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

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


                        COMMISSION FILE NUMBER: 000-27267

                                   -----------

                              I/OMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   -----------


             NEVADA                                              33-0773180
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

          4 MARCONI, IRVINE, CA                                    92618
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

                                   -----------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $5.8 million, as of December 30, 2005, the last business day of the registrant's most recently completed fiscal quarter. The registrant has no non-voting common equity.

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of January 30, 2006 was 4,531,572.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                                PRELIMINARY NOTE

         This Amendment No. 2 to Form 10-K (this "Amendment No. 2") is filed by I/OMagic Corporation, a Nevada corporation (hereinafter the "Company" or the "Registrant"), to amend Amendment No. 1 to Form 10-K filed by the Registrant (File No. 000-27267) on July 5, 2005, with respect to the Registrant's disclosures in Item 9A - Controls and Procedures set forth in such Amendment No.
1. The Registrant has filed this Amendment No. 2 to amend and restate in its entirety Item 9A - Controls and Procedures, as set forth below:

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

         Management evaluated, in the second quarter of 2005 and as of December 31, 2004, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of December 31, 2004, that the control deficiency that resulted in the incorrect recording of revenue and the related sales incentives and product returns represented a material weakness.

         2. We did not maintain documentation supporting certain inventory reserves and did not analyze our inventory reserve account on a timely basis. Management evaluated, in the second quarter of 2005 and as of December 31, 2004, the impact of our inventory accounting practices on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of December 31, 2004, that the control deficiency that resulted in the failure to maintain documentation supporting certain inventory reserves and the failure to analyze our inventory reserve account on a timely basis represented a material weakness. This control deficiency did not result in a material misstatement of our consolidated financial statements.

         3. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004. Management evaluated, in the second quarter of 2005 and as of December 31, 2004, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of December 31, 2004, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

         4. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles with respect to: (i) revenue recognition, specifically relating to sales incentives and product returns, and
(ii) inventory reserves, specifically relating to maintenance of documentary support of certain inventory reserves and the timeliness and frequency of our analysis of our inventory reserve account. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004. Management evaluated, in the second quarter of 2005 and as of December 31, 2004, the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2005 and as of December 31, 2004, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

         2. We have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our inventory reserves to ensure that inventory balances are reduced to their net realizable values on a timely basis. We have also revised our methodology in relation to slow-moving or obsolete inventory. Slow-moving inventory is comprised of products that have not been sold within six months. Obsolete inventory is comprised of products that are no longer compatible with current hardware or software. We previously reviewed our slow-moving and obsolete inventory in detail twice a year, during our June 30 and December 31 physical inventories, in regards to our lower of cost or market valuations. Our inventory reviews for the quarters ended March 31 and September 30 were less detailed. We have implemented a new procedure that requires that our purchasing manager review slow-moving and obsolete inventory in detail at the end of each quarter and propose any necessary increases to our inventory reserve. The implementation of these review procedures and the revision of our inventory accounting methodology was completed in the second quarter of 2005. We began using this new procedure and revised methodology for the quarter ended December 31, 2004 and the financial data for the year ended December 31, 2004 included in this report reflects this change. In addition, this new procedure applies to all periods subsequent to December 31, 2004.

         Management believes that the remediation described in item 2 immediately above has remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

         3. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting processes. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports. Additionally, in the third quarter of 2005, we created a new position--Corporate Compliance Manager--to further assist us in timely making required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. Commencing in the fourth quarter of 2005, we began employing the services of professional placement agencies and are currently in the process of filling this position with an appropriate candidate. In the third quarter of 2005, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to product returns and sales incentives through enhancements to our MIS financial reporting system that expedite our internal reporting processes as well as periodic reviews by our independent auditors. In addition, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports. Prior to this time, these personnel focused their time on other matters. We also intend, in 2005, to continue to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

         Management expects that the remediation described in item 3 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. Management estimates that it has paid the third-party consultant approximately $37,000 in connection with his services and estimates that it has paid the third-party accounting firm approximately $63,000 in connection with its services. Management believes that a suitable candidate for its new position--Corporate Compliance Manager--will have an annual salary of at least $75,000, not including benefits and other costs of employment. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures relating to higher fees paid to our independent auditors in connection with their review of this remediation.

         4. Management believes that the procedures we implemented in connection with the restatement of our financial statements, and the circumstances surrounding the restatement, have led to a greater depth of understanding by management of revenue recognition principles. Management also believes that these procedures, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes as a result of more detailed and accurate recording of sales incentives and product returns as they relate to revenue recognition. In addition, management believes that these procedures, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes as a result of more detailed and accurate recording of charges to our inventory reserve. Management further believes that the involvement of the third-party consultant and the third-party accounting firm, as discussed above, has led to improved procedures and controls with respect to these matters. We also believe that the new position of Corporate Compliance Manager, once it is filled with a suitable candidate, will contribute additional expertise to our team of finance and accounting personnel. In addition, as noted above, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports and we believe that this has assisted us, and will continue to assist us, in timely filing our periodic reports.

         Management expects that the remediation described in item 4 immediately above will remediate the corresponding material weakness also described above by December 31, 2005. As noted above, management estimates that it has paid the third-party consultant approximately $37,000 in connection with his services and estimates that it has paid the third-party accounting firm approximately $63,000 in connection with its services. As also noted above, management believes that a suitable candidate for its new position--Corporate Compliance Manager--will have an annual salary of at least $75,000, not including benefits and other costs of employment. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The changes noted above, specifically, the changes relating to our (i) creation of the new position of Corporate Compliance Manager and our efforts to locate a suitable candidate to fill this position; (ii) enhancements to our MIS financial reporting system; (iii) allocation of existing personnel with accounting experience to assist us in timely completing our periodic reports; and (iv) plans and efforts to enhance our financial reporting processes, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

(14) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 31, 2005 (File No. 000-27267).
(15) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 18, 2005 (File No. 000-27267).
(16) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 4, 2005 (File No. 000-27267).
(17) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2005 (File No. 000-27267).
(18) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 000-27267).
(19) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 13, 2005 (File No. 000-27267).
(20) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 5 filed by the Registrant with the Securities and Exchange Commission on January 30, 2006 (Reg. No. 333-115208).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of January, 2006.

                                I/OMAGIC CORPORATION


                                /s/ TONY SHAHBAZ
                                ------------------------------------------------
                                Tony Shahbaz
                                Chief Executive Officer, President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                            DATE
            ---------                               -----                            ----
/s/ TONY SHAHBAZ                    Chief Executive Officer, President and      January 30, 2006
---------------------------------   Secretary (Principal Executive Officer)
Tony Shahbaz                        and Director

/s/ STEVE GILLINGS                  Chief Financial Officer (Principal          January 30, 2006
---------------------------------   Accounting and Financial Officer)
Steve Gillings

/s/ DANIEL HOU                      Director                                    January 30, 2006
---------------------------------
Daniel Hou

/s/ DANIEL YAO                      Director                                    January 30, 2006
---------------------------------
Daniel Yao

/s/ STEEL SU                        Director                                    January 30, 2006
---------------------------------
Steel Su

/s/ WILLIAM TING                    Director                                    January 30, 2006
---------------------------------
William Ting

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