Form 10-Q/A
period 2005-03-31
I/OMAGIC CORP
filed 2006-02-02
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-27267
                              I/OMAGIC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                       33-0773180
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    4 Marconi, Irvine, CA                                  92618
  --------------------------                           ------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of January 30, 2006 was 4,531,572.

                                PRELIMINARY NOTE

         This Amendment No. 2 to Form 10-Q (this "Amendment No. 2") is filed by I/OMagic Corporation, a Nevada corporation (hereinafter the "Company" or the "Registrant"), to amend Amendment No. 1 to Form 10-Q filed by the Registrant (File No. 000-27267) on July 5, 2005, with respect to the Registrant's disclosures in Item 4 - Controls and Procedures set forth in such Amendment No.
1. The Registrant has filed this Amendment No. 2 to amend and restate in its entirety Item 4 - Controls and Procedures, as set forth below:

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

           10     GMAC Letter dated May 23, 2005 Amending Financial Covenant (1)

           31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*

           32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         -----------------
         *        Filed herewith
         (1) Filed as an exhibit to the Registrant's initial filing on May 27, 2005 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 0-27267)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              I/OMAGIC CORPORATION


Dated: January 30, 2006        By:  /s/ Tony Shahbaz
                                    --------------------------------------------
                                    Tony Shahbaz, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Dated: January 30, 2006        By:  /s/ Steve Gillings
                                    --------------------------------------------
                                    Steve Gillings, Chief Financial Officer
                                    (principal financial and accounting officer)

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