Form 10-K
period 2005-12-31
I/OMAGIC CORP
filed 2006-03-31
CIK 1083663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $1.0 million as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of March 31, 2006 was 4,562,847.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business.

Introductory Note

This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new strategies and similar matters, and/or statements preceded by, followed by or that include the words “believe,” “may,” “could,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “seek,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under Item 1A – Risk Factors of this Annual Report on Form 10-K that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

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

We own or have rights to use all of the product names, brand names and trademarks that we use in conjunction with the sale of our products, including our I/OMagic®, Hi-Val® and Digital Research Technologies® brand names and related logos, and our “MediaStation,” “DataStation,” GigaBank™, and EZ NetShare™ product names. In addition, this report refers to other product names, trade names and trademarks that are the property of their respective owners.

For purposes of this Annual Report, unless the context indicates otherwise, references to “we,” “us,” “our,” “I/OMagic,” and the “Company” means or refers to I/OMagic Corporation.

Company Overview

We operate primarily in the data storage industry and, to a much lesser extent, we also sell digital entertainment and other products. We sell our products primarily in the United States and, to a much lesser extent, in Canada, together known as the North American retail marketplace. During 2005, sales generated within the United States accounted for approximately 98% of our net sales and sales generated within Canada accounted for approximately 2% of our net sales. For the years ended December 31, 2004 and 2003 sales generated within the United States accounted for approximately 98 % and 99%, respectively, of our net sales and sales generated within Canada accounted for approximately 2% and 1%, respectively, of our net sales.

Our product offerings predominantly consist of optical data storage products and portable magnetic data storage products. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. Our portable magnetic data storage products, which we call our GigaBank™ products, consist of compact and portable universal serial bus, or USB, hard disk drives that plug into any standard USB port and that provide from 2.2 gigabytes, or 2,200 megabytes, to up to 120 gigabytes, or 120,000 megabytes, of storage capacity, depending on the user’s operating system and other factors. We have designed our GigaBank™ products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our data storage products accounted for approximately 99% of our net sales for 2005. We also sell digital entertainment and other products, which accounted for only approximately 1% of our net sales for that period.

We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy, Best Buy Canada, Circuit City, CompUSA, Costco, Fred Meyer Stores, Micro Center, Office Depot, RadioShack, Staples and Target. We sell our products in over 8,000 retail locations throughout North America. Our retailers collectively operate retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall, Shop at Home and Tiger Direct, predominantly through distribution by Tech Data.

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

Our most significant retailers during the past few years have been Staples, Office Depot, CompUSA and Circuit City. Collectively, these four retailers accounted for 81% of our net sales during 2005, including 36%, 17%, 17% and 11% of our total net sales for that period to these four retailers, respectively.

We market our products primarily under one brand name. Our primary brand name is I/OMagic®. We also, from time to time, market products under our Hi-Val® and Digital Research Technologies® brand names. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet different consumer needs.

We do not directly manufacture any of the products that we sell. We subcontract manufacture or source our products in Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd. BTC and Lung Hwa Electronics also provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a supplier of USB hard disk drives, including some of our GigaBank™ products, as well as a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers and suppliers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allows us to utilize more capital resources for other aspects of our business. See “Management,” and “Certain Relationships and Related Transactions.”

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

Types of Data Storage Media

The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

•	Magnetic. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a “1” or a “0.” Indeed, all digital data is comprised of different combinations of “1s” and “0s” regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip® disks, magnetic tape and hard disk drives, including compact and portable hard disk drives, such as our GigaBank™ products.

•	Optical. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

•	Solid State. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as universal serial bus, or USB, drives which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

Relative Advantages and Disadvantages of Types of Data Storage Media

Each of the principal types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

Magnetic Media

•	Hard disks. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have high capacity, holding up to approximately 500 gigabytes, or 500,000 megabytes, depending on the user’s operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability; however certain hard disk drives, such as our GigaBank™ products, allow physical transport of data and drive portability.

•	Floppy disks. Floppy disks are removable media allowing physical transport of data. External floppy disk drives allow portability of the drive itself. Floppy disks benefit from being “legacy” products with a large existing user base and a low cost per unit for a floppy disk. Relative to other available media, floppy disks have extremely low capacity, holding up to approximately 1.44 megabytes per disk depending on the user’s operating system and other factors, and represent a very high cost per megabyte. In addition, floppy disks typically employ older, less efficient storage, management, protection, retrieval and transfer technology, and offer moderate data access times and data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the disk.

•	Zip® disks. Zip® disks are removable media allowing physical transport of data. External Zip® disk drives allow portability of the drive itself. Relative to other available media, Zip® disks have moderate capacity, holding up to approximately 750 megabytes per disk depending on the user’s operating system and other factors, and represent a moderate cost per megabyte. Zip® disks themselves have a moderate cost per unit and offer moderate data access times and data transfer rates. A special Zip® drive is required to utilize Zip® disk technology and media.

•	Magnetic tape. Magnetic tape is removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user’s operating system and other factors, and represents a moderate cost per megabyte. While magnetic tape itself is not expensive, magnetic tape drives have a high cost per unit. Magnetic tape media typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

Optical Media

•	Compact discs. CDs are removable media allowing physical transport of data. External CD drives allow portability of the drive itself. Relative to other available media, CDs have moderate capacity, holding up to approximately 700 megabytes, depending on the user’s operating system and other factors, and offer virtually unlimited storage capacity with the use of additional low cost CDs. CDs offer only moderate data access times and data transfer rates as compared to hard disk technologies; however, new technology continues to improve data access times for this media. CDs are also compatible with numerous devices ranging from PCs to CD and DVD players typically found in the home and office. Unlike hard disks, the integrity of data protection and retrieval is not drive-dependent, since a reliability problem with an optical drive will not affect digital data already stored on a CD, and ease of transport allows access to data using another drive if a problem exists with a user’s primary drive unit. In addition, unlike magnetic media, use of CDs results in limited or no degradation of the CD itself.

•	Digital video or digital versatile discs. The relative advantages and disadvantages of DVD drives and media are generally the same as for CD drives and media. However, as compared to other available media, DVDs are moderate to high capacity, holding up to approximately 4.3 gigabytes, or 4,300 megabytes, on a single-layer DVD drive and up to 8.5 gigabytes, or 8,500 megabytes, on a double-layer DVD drive, depending on the user’s operating system and other factors.

Solid State Media

•	Flash memory chips. Flash memory chips are generally not removable media. Typically, flash memory chips are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips have moderate capacity, holding up to approximately 2 gigabyte, or 2,000 megabytes, depending on the user’s operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory chips are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but require another device or medium for data back-up purposes.

•	Flash memory cards. The relative advantages and disadvantages of flash memory cards are generally the same as for flash memory chips. However, flash memory cards are removable media allowing physical transport of data.

Industry Challenges and Trends

We believe that the challenges currently facing the data storage industry include:

•	Need for high-capacity, cost-effective and flexible media and related data storage devices. We believe that, as a result of the rapid growth in data and in new applications requiring or using high data-content movies, photos, music and games and other multi-media content, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and data storage devices. To meet this need, the data storage industry has shifted its product offerings to DVD-based technologies as well as to compact and portable hard disk drives such as our GigaBank™ products.

•	Need to identify and satisfy consumer demands and preferences. The data storage industry is characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that, to be successful, companies in this industry must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage products to provide higher levels of performance and functionality than existing products.

We believe that trends in the data storage industry include the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD-based media and devices.

Another trend in the data storage industry is the progression toward smaller, more portable hard disk drives such as our GigaBank™ products. We expect that products with storage capacities of up to 20 gigabytes, or 20,000 megabytes, on a 1-inch hard disk drive, and up to one terabyte, or one million megabytes, on a 3.5 inch hard disk drive will be available in late 2006. It is not clear when we will be able to offer products with similar storage capacities.

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

Historically, we focused on optical data storage products, such as CD and DVD drives. We continue to focus on optical data storage products but also focus on a line of portable magnetic data storage products, called our GigaBank™ products, which are compact and portable universal serial bus, or USB, hard disk drives that plug into any standard USB port, to respond to the demands and preferences of the data storage marketplace. We believe that the market for data storage products, especially “after-market” devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to optical media and drives as well as to compact and portable hard disk drives. We believe that optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility. Magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data. However, since late 2004, we have also focused on our GigaBank™ products as a cost-effective portable alternative to flash media devices and standard hard disk drives.

We believe that our focus on optical data storage products and our GigaBank™ products is also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well-complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience, together with a related drive unit, is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices. In addition, for greater storage capacity and portability at cost-effective prices, we offer our GigaBank™ products.

Our Strategy

Our primary goal is to remain a leading provider of optical data storage products and to expand our market share of portable magnetic data storage products. Our business strategy to achieve this goal includes the following elements:

•	Continue to develop and solidify our North American retail network. We have developed, and plan to continue to develop and solidify, close working relationships with leading North American computer, consumer electronic and office supply superstores and other retailers. These retailers carry many of the products that we sell. As we offer both new and enhanced data storage, digital entertainment and other products, we intend to continue to utilize our existing relationships with these retailers to offer and sell these products to consumers.

•	Continue to develop and expand our strategic subcontract and supply relationships. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers, such as Behavior Tech Computer Corp. and Lung Hwa Electronics Co, Ltd. in Asia. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers’ and suppliers’ continued development of new and improved data storage, digital entertainment and other products. Some of these relationships are particularly strong because some of our subcontract manufacturers and suppliers are also our stockholders. We plan to continue to develop and explore other subcontract manufacturer and supplier relationships as well. By continuing to subcontract manufacture and source our products, we intend to continue to increase our operating leverage by delivering products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

•	Continue to develop and offer high value products. We intend to continue to work in conjunction with our retailers, subcontract manufacturers and suppliers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our target consumers seek high value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. We believe that our core competencies such as our ability to efficiently bring to market newly developed products and enhanced products and to efficiently manage our product supply chain will enable us to enhance our products and offer new products in a cost-effective and timely manner. We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to higher-priced products offered by some of our competitors.

•	Market products to our existing consumer base. We intend to market new, enhanced and current products to existing purchasers of our products. We also believe that existing users of our products can be an important source of referrals for potential new purchasers of our products. In addition, through our company websites located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com, we plan to increase sales of our products over the Internet by continuing to offer select products for direct purchase by consumers, conduct special promotions and offer downloads to existing and potential purchasers of our products.

Our Products

We have two primary data storage product categories: our optical data storage product category and our portable magnetic data storage product category. Our optical data storage products consist of a range CD and DVD drives that store traditional PC data as well as music, photos, movies, games and other multi-media. These products are designed principally for general data storage purposes. Our portable magnetic data storage products consist of a range of hard disk drives that we call our GigaBank™ products.

Our Optical Data Storage Products

Our optical data storage products are based on one or more of the following technology formats which allow the storage, management, protection, retrieval and transfer of data:

Technology	Meaning	Data Storage and Retrieval Capability(1)
CD-ROM	Compact Disc-Read Only Memory	Retrieval only

CD-R	Compact Disc-Recordable	Retrieval and single-session storage

CD-RW	Compact Disc-Rewritable	Retrieval and multi-session storage

DVD-ROM	Digital Video Disc-Read Only Memory	Retrieval only

DVD-R or DVD+R	Digital Video Disc-Recordable	Retrieval and single-session storage

DVD-RW or DVD+RW	Digital Video Disc-Rewritable	Retrieval and multi-session storage and backward compatibility with CDs

DVD-RAM	Digital Video Disc-Random Access Memory	Retrieval and multi-session storage

DVD+/-RW+/-R	Dual Format Digital Video Disc-Rewritable and Recordable	Retrieval and multi-session storage and backward compatibility with CDs and DVD-Rs

CD-RW+DVD	Compact Disc-Rewritable DVD	Retrieval and multi-session storage and backward compatibility with CDs and DVD-ROMs

(1)	Single-session storage media and devices allow storage on a disc only a single time, whereas multi-session storage media and devices allow repeated storage, erasure and re-storage of data. Backward compatible devices permit the use of media based on older technology in devices employing newer technology, such as DVD-based devices which permit the use of CD media.

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

Our optical data storage products currently include:

•	Internal and external optical data storage drives based on the following technologies: CD-ROM, CD-RW, DVD-ROM, DVD+R, DVD+RW, DVD-RAM, DVD+/-RW+/-R or CD-RW+DVD; and

•	Disc duplicator systems that are stand-alone units that do not require a computer connection and that copy information from a source disc, such as a CD or DVD, to a compatible target disc.

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

Our Portable Magnetic Data Storage Products

Our existing and planned portable magnetic data storage products currently include.

•	GigaBank™ USB hard disk drives with dimensions measuring 2.0”W x 2.5”L x 0.5”D that provide from up to 2.2 gigabytes, or 2,200 megabytes, to up to 15.0 gigabytes, or 15,000 megabytes, of storage capacity, depending on the user’s operating system and other factors;

•	GigaBank™ Elite USB hard disk drives with dimensions measuring 2.75”W x 4.5”L x 0.625”D that provide from up to 40 gigabytes, or 40,000 megabytes, to up to 80 gigabytes, or 80,000 megabytes, of storage capacity, depending on the user’s operating system and other factors; and

•	GigaBank™ Premier USB hard disk drives with dimensions measuring 3.5”W x 5.75”L x 1.0”D that provide from up to 80 gigabytes, or 80,000 megabytes, to up to 120 gigabytes, or 120,000 megabytes, of storage capacity, depending on the user’s operating system and other factors.

•	EZ NetShare™ external 3.5” network hard disk drives with dimensions measuring 5.25”W x 9.75”L x 1.5”D that provide up to 300 gigabytes, or 300,000 megabytes, of storage capacity, depending on the user’s operating system and other factors.

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

Our GigaBank™ products, which are compact and portable external hard disk drives with a built-in USB connector, are designed to provide cost-effective portable alternatives to flash media devices and standard hard disk drives. We believe that our GigaBank™ line of products represents a substantial opportunity for sales growth. We also believe that sales of our GigaBank™ products will, over the next twelve months, grow as a percentage of our net sales.

Our EZ NetShare™ drives are designed for network data storage needs. We believe that over the last few years there has been a substantial increase in the number of households that have high-speed Internet connections. Our EZ NetShare™ drives allow individuals to store documents, music, videos and pictures and share them with friends, family members and coworkers throughout a personal network. Our EZ NetShare™ drives operate as network data storage devices as well as standalone USB compatible data storage drives. We believe that our EZ NetShare™ products represent a substantial opportunity for sales growth. We also believe that sales of our EZ NetShare™ drives will, over the next twelve months, grow as a percentage of our net sales.

Our Digital Entertainment and Other Products

Our digital entertainment and other products currently include:

•	External floppy disk drives that integrate a floppy disk drive and a built-in 7-n-1, digital media card reader which we call our DataStation devices; and

•	Case enclosures for external or portable data storage drives for 2.5” or 3.5” drives.

We believe that the markets for digital entertainment and other consumer electronics and peripheral products are expanding. We intend to continue to monitor these markets and develop and sell digital entertainment and other consumer electronics and peripheral products as we are able to identify products that we believe we can sell competitively. Currently, our digital entertainment and other consumer electronics and peripheral products represent only a minor product category. These products accounted for only approximately 1% of our net sales during 2005 and approximately 1% of our net sales during 2004.

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

Many of our subcontract manufacturers and suppliers have substantial product development resources and facilities in Asia, and are among the major component manufacturers and suppliers in their product categories. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including BTC and Lung Hwa Electronics. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa Electronics is a supplier of USB hard disk drives, including some of our GigaBank™ products, as well as a major manufacturer of digital entertainment products. These subcontract manufacturers and suppliers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

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

Operations

We do not directly manufacture any of the products that we sell. We subcontract manufacture or source our data storage, digital entertainment and other products. We believe that by outsourcing the manufacturing of our products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

•	Lower overhead costs. By subcontract manufacturing or sourcing our products we believe that we benefit from lower overhead costs resulting from the elimination of capital expenditures related to owning and operating manufacturing facilities, such as expenditures related to acquiring a manufacturing plant, property and equipment, and staffing, as well as the ongoing cash requirements to fund such an operation.

•	Economies of scale. By subcontract manufacturing or sourcing our products with some of the largest production facilities available in the industry, we believe that we benefit from our subcontract manufacturers’ and suppliers’ economies of scale, which enable us to keep unit production costs low, our supply chain management efficient and our expansion or contraction of product orders flexible in response to changing consumer demands and preferences.

•	Engineering and manufacturing resources. By subcontract manufacturing our products we believe that we benefit from our subcontract manufacturers’ substantial engineering and manufacturing resources, which aid us in offering new and enhanced products and enable us to rapidly bring them to market in a cost-effective manner.

•	Diversification of manufacturing risks. By subcontract manufacturing to, or sourcing our products from, a group of manufacturers or suppliers, we believe that we are able to diversify the risks associated with employing a single manufacturer or supplier. We also believe that we are potentially able to expand our opportunities with respect to new products as they arise by virtue of the varying expertise of those manufacturers and suppliers.

•	Reduction of potential liabilities. By subcontract manufacturing or sourcing our products we believe that we reduce potential significant liabilities associated with direct product manufacturing, including environmental liabilities and liabilities resulting from warranty claims. We believe that the reduction in potential liabilities decreases our business risks and results in tangible economic benefits such as cost savings related to insurance and the operation of compliance programs.

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

Our North American retailers include Best Buy, Best Buy Canada, Circuit City, CompUSA, Fred Meyer Stores, Micro Center, Office Depot, RadioShack, Staples, and Target. We also have relationships with other retailers and with catalog companies and Internet retailers such as Buy.com, Dell, PC Mall and Tiger Direct.

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

Companies that offer products similar to our optical data storage products include BenQ, Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony and TDK. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our portable magnetic data storage products include Iomega, LaCie, PNY Technologies, Sony, Seagate Technology and Western Digital.

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

Intellectual Property

We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic®, Hi-Val® and Digital Research Technologies® are our registered trademarks. We also sell products under various product names such as MediaStation, DataStation, GigaBank™ and EZ NetShare™. As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

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

Employees

As of March 31, 2006, we had approximately 50 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

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

If we continue to sustain losses, we will be in violation of our financial covenant to GMAC Commercial Finance and we may be unable to borrow funds to purchase inventory, to sustain or expand our current sales volume and to fund our day-to-day operations.

Our credit facility with GMAC Commercial Finance has one covenant that requires us to have a fixed charge coverage ratio of 1.5 to 1.0 for the nine months ended December 31, 2005, for the twelve month period ending March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We have been in violation of this financial covenant in the past, including as of December 31, 2005, and may be in violation of this financial covenant in the future. If we are unable to attain the required financial covenant ratio in the future, then GMAC Commercial Finance may immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales volume. In addition, we would be unable to fund our day-to-day operations.

We have incurred significant losses in the past, and we may continue to incur significant losses in the future. If we continue to incur losses, we will experience negative cash flow which may hamper current operations and may prevent us from sustaining or expanding our business.

We have incurred net losses in each of the last six years. As of December 31, 2005, we had an accumulated deficit of approximately $24.9 million. During 2005, 2004, 2003, 2002, 2001 and 2000, we incurred net losses in the amounts of approximately $1.8 million, $8.1 million, $460,000, $8.8 million, $5.4 million and $6.2 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, our negative cash flow will likewise and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

We have identified material weaknesses in our disclosure controls and procedures. Our business and stock price may be adversely affected if we do not remediate these material weaknesses or if we have other material weaknesses in our disclosure controls and procedures.

Following their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that certain material weaknesses in our disclosure controls and procedures existed as of December 31, 2005. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005. The existence of one or more material weaknesses in our disclosure controls and procedures could result in errors in our financial statements and substantial costs and resources may be required to rectify these material weaknesses. If we are unable to produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We depend on a small number of retailers for the vast majority of our sales. A reduction in business from any of these retailers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of retailers. During 2005, net sales to our four largest retailers, Staples, Office Depot, CompUSA and Circuit City represented approximately 36%, 17%, 17% and 11%, respectively, of our total net sales. During 2005, aggregate net sales to these four retailers represented approximately 81% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

Optical data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Staples, Office Depot, CompUSA and Circuit City. Collectively, these four retailers accounted for 81% of our net sales in 2005. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and other suppliers around the world, including from some of our own subcontract manufacturers and suppliers. For example, Best Buy, which was our largest retailer in 2003, had a private label program and sold certain products that competed with some of our products. Sales to Best Buy in 2005 were only $61,000. Sales to Best Buy in 2004 totaled $5.0 million representing a decrease of 72.5% from $18.2 million in 2003. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

Our accounts receivable represented 50%, 53% and 46% of our total assets as of December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, 67% of our accounts receivable represented amounts owed by two retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2004, 73% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with GMAC Commercial Finance and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, our sales and profitability may decline.

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

Sales of our data storage products accounted for approximately 99% of our net sales in each of 2005 and 2004. Except for our digital entertainment and other products, which accounted for only approximately 1% of our net sales in each of 2005 and in 2004, we have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

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

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their sale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. As of December 31, 2005 and 2004, we carried and financed inventory valued at approximately $3.4 million and $2.9 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 33% and 32%, respectively, of our total net sales in 2005 and 2004. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

If we fail to successfully manage the expansion of our business, our sales may not increase commensurately with our investments, which would cause our profitability to decline.

We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional DVD-based products and additional products in our line of GigaBank™ products, as well as products with heightened performance and added functionality. We also plan to offer a next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management’s close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our investments, causing a decline in our profitability.

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

One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic® brand is perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our I/OMagic® brand as embodying newly established technologies or technological enhancements. For instance, in introducing new and enhanced optical data storage products and portable magnetic data storage devices such as our GigaBank™ products, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which would decrease our net sales and earnings.

As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for DVD-based products displacing current consumer demand for CD-based products as well as increasing demand for portable magnetic data storage devices such as our GigaBank™ products. Accordingly, future sales and any future profits from DVD-based products and our GigaBank™ line of products are substantially dependent upon widespread consumer acceptance of DVD-based products and portable data storage devices. If this widespread consumer acceptance of DVD-based products and our GigaBank™ products does not occur, or is delayed, our sales and earnings will be adversely affected.

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

We sell our products primarily under our I/OMagic® brand name and, from time to time, also sell products under our Hi-Val® and Digital Research Technologies® brand names. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as “MediaStation,” “DataStation,” GigaBank™ and EZ NetShare™. One of our key business strategies is to use our brand and product names to successfully compete in the data storage industry. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

Consumer acceptance of alternative sales channels may increase. If we are unable to adapt to these alternative sales channels, sales of our products may decline.

We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during 2005, five of our retailers accounted for 88% of our total net sales. Similarly, during 2004, five of our retailers accounted for 80% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is becoming increasingly accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first three months of 2006, the high and low closing bid prices of a share of our common stock were $5.10 and $3.75, respectively. During 2005, the high and low closing bid prices of a share of our common stock were $6.75 and $0.70, respectively. During 2004, the high and low closing bid prices of a share of our common stock were $4.50 and $3.00, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	economic conditions specific to the data storage or digital entertainment products industries;

•	announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;

•	delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

•	disputes or litigation concerning our rights to use third parties’ intellectual property or third parties’ infringement of our intellectual property;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in foreign currency exchange rates affecting our product costs and pricing;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our common stock or other securities.

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

As of March 31, 2006, there were approximately 4.6 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% stockholders beneficially own approximately 3.6 million of these shares. Accordingly, our common stock has a public float of approximately 1.0 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 99,550 shares of common stock are outstanding under our 2002 Stock Option Plan and 325,000 options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 76% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from March 31, 2006). As a result, our executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 1B. Unresolved Staff Comments.

None.

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

Item 3. Legal Proceedings

Horwitz and Beam

On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against us for attorneys’ fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Mealemans, LLP, and awarded us $3.0 million in damages. We have not collected any of this amount and we believe that this award may be appealed by defendants. As of the date of this report, we are not aware of any appeal having been filed.

OfficeMax North America, Inc.

On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against I/OMagic. The complaint sought declaratory relief regarding whether plaintiff was still obligated to us under certain previous agreements between the parties. The complaint also sought plaintiff’s costs as well as reasonable attorneys’ fees. The complaint did not seek any monetary damages. The complaint arose out of our contention that plaintiff is still obligated to us under an agreement entered into in May 2001 and plaintiff’s contention that it has been released from such obligation. We filed a motion to dismiss, or in the alternative, a motion to stay the plaintiff’s action against us. On or about February 7, 2006, the Court granted the motion, and issued an Order and Judgment dismissing the OfficeMax action.

On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants’ breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx), or the California Case. On or about June 28, 2005, I/OMagic and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. On July 6, 2005, the United States District Court in California denied the parties joint stipulation request to temporarily stay the California Case and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against us. The Counter-Claim against us alleges four causes of action against: breach of contract, unjust enrichment, quantum valebant and an action for declaratory relief. The Counter-Claim alleges, among other things, that we are liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between I/OMagic and OfficeMax in connection with the return of computer peripheral products to us for which OfficeMax allegedly has never been reimbursed. The Counter-Claim seeks, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys’ fees and costs of suit. We filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, denying that OfficeMax is entitled to obtain any relief, and we plan to vigorously contest the Counter-Claim. As of the date of this report, discovery has commenced and a trial date in this action has been set for October 17, 2006. The outcome of this action is presently uncertain. However, we believe that all of our claims and defenses are meritorious.

In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of stockholders on December 30, 2005. As of the close of business on November 17, 2005, the record date for the meeting, we had outstanding 4,531,572 shares of common stock. A total of 2,935,919 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum. At the meeting, the following two proposals were presented and voted on:

(1) to elect the following five directors: Tony Shahbaz, William Ting, Steel Su, Daniel Hou and Daniel Yao.

•	All nominees were re-elected by a vote of 2,351,523 shares “for” and 166,790 “against” with no abstentions.

(2) to ratify the selection of Singer Lewak Greenbaum & Goldstein LLP as our independent certified public accountants to audit our financial statements for the year ending December 31, 2005:

•	This proposal was approved by a vote of 2,339,759 shares “for” and 166,667 shares “against” and 429,493 abstentions.

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

	Price Range
	Low	High
2004:
First Quarter (January 1 – March 31)	$3.00	$4.20
Second Quarter (April 1 – June 30)	3.45	4.50
Third Quarter (July 1 – September 30)	3.50	4.45
Fourth Quarter (October 1 – December 31)	3.00	3.60

2005:
First Quarter	$1.74	$3.25
Second Quarter	0.70	1.80
Third Quarter	0.85	6.75
Fourth Quarter	4.15	5.85

Security Holders

As of March 31, 2006, we had 4,562,847 shares of common stock outstanding held of record by approximately 70 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Recent Sales of Unregistered Securities

In July 2005, we issued options to purchase an aggregate of 130,000 shares of common stock under our 2003 Stock Option Plan at an exercise price of $2.75 per share to certain of our officers, directors and employees. The options expire on July 14, 2010.

In July 2005, we issued options to purchase an aggregate of 240,000 shares of common stock under our 2003 Stock Option Plan at an exercise price of $2.50 per share to certain of our officers, directors and employees. The options expire on July 14, 2010.

In July 2005, we issued warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on January 8, 2007.

In July 2005, we issued warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on January 8, 2007.

In July 2005, we issued warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on January 8, 2007.

In November 2005, we issued warrants to purchase 15,000 shares of common stock at an exercise price of $8.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on November 14, 2006.

In November 2005, we issued warrants to purchase 15,000 shares of common stock at an exercise price of $10.00 per share to an investor relations firm in connection with services to be rendered. The warrants expire on November 14, 2006.

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

Item 6. Selected Financial Data

The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those statements beginning on page F-1 of this report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data with respect to the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from, and are qualified in their entirety by reference to, our audited financial statements not included in this report. The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Net sales	$37,813,633	$44,396,551	$63,587,454	$80,952,712	$68,112,311
Cost of sales	33,523,147	41,418,750	54,643,371	73,564,456	61,951,641

Gross profit	4,290,486	2,977,801	8,944,083	7,388,256	6,160,670
Operating expenses	5,778,112	10,881,017	9,236,912	10,022,445	10,180,839

Loss from operations	(1,487,626)	(7,903,216)	(292,829)	(2,634,189)	(4,020,169)
Total other expense	(287,345)	(151,116)	(194,337)	(5,525,033)	(376,431)

Loss from operations before income taxes	(1,774,971)	(8,054,332)	(487,166)	(8,159,222)	(4,396,600)
Income tax (benefit) expense	2,400	2,532	(27,148)	685,372	981,266

Net loss	$(1,777,371)	$(8,056,864)	$(460,018)	$(8,844,594)	$(5,377,866)

Basic loss per share	$(0.39)	$(1.78)	$(0.10)	$(1.95)	$(1.19)

Diluted loss per share	$(0.39)	$(1.78)	$(0.10)	$(1.95)	$(1.19)

Weighted-average shares outstanding, basic	4,530,380	4,529,672	4,529,672	4,528,894	4,528,341

Weighted-average shares outstanding, diluted	4,530,380	4,529,672	4,529,672	4,528,894	4,528,341

Consolidated Balance Sheet Data:
Cash and cash equivalents	4,086,541	$3,587,807	$4,005,705	$5,138,111	$4,423,623
Working capital	5,992,653	7,527,474	11,051,270	11,524,146	19,272,671
Total assets	26,277,300	27,466,743	40,112,792	41,757,969	54,925,501
Stockholders’ equity	6,622,562	8,361,967	16,418,832	16,962,536	17,848,830
Redeemable convertible preferred stock	$—	$—	$—	$—	$9,000,000

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

Overview

We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products which we call our GigaBank™ products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2005 and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2005.

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

We sell our products through computer, consumer electronics and office supply superstores and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic®, however, from time to time, we also sell products under our Hi-Val® and Digital Research Technologies® brand names.

Our net sales declined by $6.6 million, or approximately 15.0%, to $37.8 million in 2005 from $44.4 million in 2004. Our net loss decreased, however, by $6.3 million, or approximately 78.0%, to $1.8 million in 2005 from $8.1 million in 2004.

We believe that the decline in our net sales is predominantly due to the following factors:

•	the continued decline in sales of our CD-based products;

•	slower than anticipated growth in sales of our DVD-based products;

•	sales to Best Buy declined substantially to only $61,000 in 2005 from $5.0 million in 2004 due to the expansion of Best Buy’s private label programs; and

•	a significant decrease in the number of our DVD-based products sold to Circuit City.

We believe that the significant reduction in our net loss is predominantly due to the following factors:

•	our gross margins increased to 11.3% in 2005 as compared to gross margins of 6.7% in 2004. This increase was primarily due to large decreases in sales incentives and slotting fees, both of which reduce net sales, and, accordingly reduce gross margins, and a decrease in our reserve for slow-moving and obsolete inventory to $841,000 in 2005 from $2.0 million in 2004;

•	selling, marketing and advertising expenses decreased by 23.0% primarily due to a reduction of $263,000 in advertising expenses;

•	general and administrative expenses decreased by 10.8% primarily due to a reduction in payroll and related expenses as a result of fewer personnel; and

•	depreciation and amortization expenses decreased primarily due to reduced trademarks amortization as a result of the writedown of our Hi-Val® and Digital Research Technologies® trademarks in 2004 due to impairment. In 2004, we recorded an impairment of our Hi-Val® and Digital Research Technologies® trademarks in the amount of $3.7 million after determining their value to be significantly impaired. Sales of Hi-Val®- and Digital Research Technologies®-branded products declined by $16.4 million, or 68.0%, to $7.6 million in 2004 from $24.8 million in 2003. In addition, we reduced our forecasts for sales of Hi-Val®- and Digital Research Technologies®-branded products in future years. We did not writedown the value of these trademarks in 2005 as we determined that there was no further impairment of these trademarks.

We believe that the decline in our net sales in 2005 as compared to 2004 resulted in part from the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of CD-based products declined by approximately 74.0% to $2.8 million in 2005 from $10.8 million in 2004. Sales of our DVD-based products decreased by approximately 35.0% to $18.8 million in 2005 from $28.8 million in 2004. This resulted in an overall decline of sales of our recordable optical data storage products of $18.0 million in 2005 as compared to 2004.

In addition, an industry-wide decline in CD-based product sales occurred more rapidly than the industry-wide increase in sales of DVD-based data storage products. We believe that lower than expected demand for DVD-based products resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products was extremely competitive during 2005 and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry.

Two additional factors that we believe contributed to the decline in our sales in 2005 as compared to 2004 were very short product life-cycles and the imminent availability of double-layer recordable DVD drives, which can increase storage capacity to up to twice the capacity of single-layer recordable DVD drives. We believe that these factors led consumers to delay purchases in anticipation of products incorporating faster drive speeds, which allow users to more quickly store and access data, and new technologies. During 2005, DVD drives of increasing speeds were introduced into the marketplace in very rapid succession. However, during this time, we expected our DVD-based products to experience longer product life-cycles similar in duration to the life-cycles of our CD-based products. We believe that consumer perception of shorter product life-cycles led consumers to delay purchases in anticipation of succeeding products incorporating faster data storage and access speeds. In addition, we expected that double-layer recordable DVD drives would be available commencing in the fourth quarter of 2004; however, the market’s transition from single-layer to double-layer recordable DVD drives began earlier than expected in the third quarter of 2004, confirming what we believe were consumer expectations regarding the imminent availability of products incorporating double-layer recordable DVD technology. We began selling our double-layer recordable DVD drives at the end of the third quarter of 2004; however, sales of our double-layer recordable DVD drives have not been as robust as expected partially as a result of the lack of reasonably-priced DVD media.

USB portable data storage devices, such as USB flash drives and compact USB hard disk drives that compete with our CD- and DVD-based data storage products were introduced in late 2002 and sales of these devices, as well as Apple’s Ipod® and other MP3 players, have continued to represent an increasing share of the market for data storage products. We believe that these portable data storage devices, which are an alternative to optical data storage products, have accordingly caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2005. In the third quarter of 2004, we began selling our GigaBank™ products, which are compact and portable hard disk drives with a built-in USB connector, to complement our optical data storage products.

Another factor contributing significantly to the decline in our net sales in 2005 as compared to 2004 was the continued and expanded operation of private label programs by Best Buy. Our sales to Best Buy declined in 2005 to $61,000, representing a decrease of nearly 100.0% from $5.0 million in 2004. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. Although we expect the lack of sales to Best Buy to continue in subsequent reporting periods as a result of continued private label programs, management intends to use its best efforts to regain Best Buy as one of our major retailers. Management has been in recent discussions with Best Buy regarding the sale of other products not currently sold to, or private-labeled by, Best Buy. However, there can be no assurance that we will be successful in selling any of these products, or any products at all, to Best Buy.

Another factor contributing significantly to the decline in our net sales during 2005 as compared to 2004 was the significant decrease in sales of our DVD-based products to Circuit City. Sales to Circuit City decreased $3.5 million, or approximately 45.0%, to $4.3 million in 2005 from $7.8 million in 2004.

Our business focus is predominantly on DVD-based optical data storage products. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank™ products, which are compact and portable hard disk drives with a built-in USB connector. In 2005, we broadened our range of data storage products by expanding our GigaBank™ product line and we anticipate that sales of these devices will continue to be a significant percentage of our total net sales over the next twelve months. For 2005, our GigaBank™ products accounted for approximately 40.0% of our total net sales. For 2004, sales our GigaBank™ products accounted for approximately 8.7% of our total net sales.

One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to apply this strategy, as we have done in the contexts of CD- and DVD-based technologies and for our GigaBank™ products, to next-generation super-high capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and margins and avoid relying on the highly competitive market of last-generation and older devices.

Our business faces the significant risk that certain of our retailers will implement a private label or direct import program, or expand their existing programs, especially for higher margin products. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private label program, excluding us from the sales channel. For example, as noted above, our sales to Best Buy, who was our largest retailer during 2003 and 2002, declined in 2005 to only $61,000 from $5.0 million in 2004, representing a decrease of nearly 100.0%. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell. One of our challenges will be to deliver products and provide services to our retailers in a manner and at a level that makes private label or direct importation of products less attractive to our retailers, while maintaining product margins at levels sufficient to allow for profitability that meets or exceeds our goals.

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

Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. In 2005, our annualized inventory turnover level was 5.5 as compared to 7.2 in 2004, representing a period-to-period decrease of 24% primarily as a result of a 13% increase in inventory and a 15% decrease in net sales. For 2004, our inventory turnover level was 7.2 as compared to 6.6 for 2003, representing a period-to-period increase of 9% primarily as a result of a 37% decrease in inventory offset by a 30% decrease in net sales.

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

Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 31% of our total net sales as compared to 37% of our total net sales in 2003, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. In 2005, our consignment sales model accounted for 33% of our total net sales as compared to 31% of our total net sales in 2004. Although consignment sales increased slightly as a percentage of our net sales in 2005, it is not clear whether consignment sales as a percentage of our total net sales will grow or decline in the future.

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

Retailers

Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2005, 2004 and 2003, our six largest retailers accounted for approximately 92%, 84% and 80%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

In addition, the data storage industry is extremely competitive. Numerous large competitors such as BenQ, Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics and Samsung Electronics compete with us in the optical data storage industry. Numerous large competitors such as Iomega, LaCie, PNY Technologies, Sony, Seagate Technology and Western Digital offer products similar to our GigaBank™ and EZ NetShare™ products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

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

Sales Incentives

From time to time, we enter into agreements with certain retailers regarding price decreases that are determined by us in our sole discretion. These agreements allow those retailers (subject to limitations) a credit equal to the difference between our current price and our new reduced price on units in the retailers’ inventories or in transit to the retailers on the date of the price decrease.

We record an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold with a corresponding accrual for our estimated sales incentive liability. This accrual—our sales incentive reserve—is reduced by deductions on future payments taken by our retailers relating to actual sales incentives.

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

In 2005, our sales incentives were $1.3 million, or 2.6% of gross sales, all of which was offset against gross sales, as compared to $2.5 million, or 4.2% of gross sales, in 2004, all of which was offset against gross sales. In 2003, our sales incentives were $2.9 million, or 3.5% of gross sales, all of which was offset against gross sales.

Market Development Fund and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In 2005, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.0 million, or 13% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $7.8 million, or 13% of gross sales, in 2004, all of which was offset against gross sales. In 2003, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $8.4 million, or 10% of gross sales, all of which was offset against gross sales. These costs and fees were approximately the same in 2005 and 2004 at 13% of our gross sales, and increased as a percentage of our net sales in 2004, increasing to 13% of our gross sales from 10% of our gross sales in 2003, primarily as a result of instituting sales incentives and marketing promotions in order to lower the quantity of single-layer recordable DVD recordable drives in our retail sales channels to enable a more rapid transition to sales of double-layer recordable DVD recordable drives and strong promotional activity for our double-layer DVD recordable drives during the 2004 year-end holidays.

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

Inventory Obsolescence Allowance

Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers’ current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For 2005 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of approximately $841,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For 2004 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of approximately $2.0 million for inventory for which recorded cost exceeded the current market price of this inventory on hand. For 2003, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $125,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. During 2005, 2004, and 2003, we sold inventories previously reserved for and accordingly reduced the reserve by approximately $2.3 million, $1.1 million and $670,000, respectively. For 2005, 2004 and 2003, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

Our current estimated weighted average future product return rate is approximately 10.2%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net sales.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Year Ended December 31,
	2005	2004	Favorable (Unfavorable)	Favorable (Unfavorable)	2005	2004
	(in thousands)
Net sales	$37,773	$44,397	$(6,624)	(14.9)%	100.0%	100.0%
Cost of sales	33,523	41,419	7,896	19.1	88.7	93.3

Gross profit	4,250	2,978	1,272	42.7	11.3	6.7
Selling, marketing and advertising expenses	776	1,008	232	23.0	2.1	2.3
General and administrative expenses	4,767	5,343	576	10.8	12.6	12.0
Depreciation and amortization	236	834	598	71.7	0.6	1.9
Impairment of trademarks	—	3,696	3,696	100.0	—	8.3

Operating income (loss)	(1,529)	(7,903)	6,374	80.7	(4.0)	(17.8)
Net interest expense	(299)	(201)	(98)	(48.8)	(0.8)	(0.4)
Other income	12	50	(38)	(76.0)	—	0.1

Loss from operations before provision for income taxes	(1,816)	(8,054)	6,238	77.5	(4.8)	(18.1)
Income tax provision (benefit)	2	3	1	33.3	—	—

Net loss	$(1,818)	$(8,057)	$6,239	77.4%	(4.8)%	(18.1)%

Net Sales. We believe that the $6.6 million decrease in net sales from $44.4 million in 2004 to $37.8 million in 2005 is primarily due to the following factors: the continued decline in sales of our CD-based products; slower than anticipated growth in sales of our DVD-based products; the continued operation of private label programs by Best Buy; and the decrease in sales of our DVD-based products to Circuit City. The decline in net sales caused by these factors was partially offset by a substantial increase in the sale of our GigaBank™ products.

We believe that the decline in our net sales during 2005 as compared to 2004 resulted in part from the continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of our CD-based products declined by 74.1% to $2.8 million in 2005 from $10.8 million in 2004.

In addition, we also believe that part of the significant decline in our net sales during 2005 as compared to 2004 resulted from the decline in sales of our DVD-based products. For 2005, sales of our DVD-based products decreased to $18.8 million, or by 34.7%, as compared to $28.8 million in sales for 2004. We experienced a 30.9% decrease in our average selling price of DVD-based products for 2005 as compared to 2004. We believe that this decrease is an industry-wide effect and that these lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales.

In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2005. Our business focus in 2004 was predominantly on DVD-based optical data storage products. Our business focus in 2005 was predominantly on DVD-based optical data storage products and our line of GigaBank™ products. We expect to broaden our range of data storage products by expanding our GigaBank™ product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In 2004, we began selling our GigaBank™ products. Sales of our GigaBank™ products increased 282.5% to $15.3 million in 2005 as compared to $4.0 million in 2004. Sales of our GigaBank™ products represented 39.9% of our total net sales in 2005. Our net sales to some of our retailers, including CompUSA, Office Depot and Tech Data, have increased during 2005 as compared to 2004 due to their expanded offerings of our GigaBank™ line of products. Other retailers, however, including Circuit City, RadioShack and Micro Center, did not begin or expand sales of our GigaBank™ products as rapidly as CompUSA, Office Depot and Tech Data and thus the general decline in sales of our DVD-based products to these retailers was not offset by sales of our GigaBank™ products to these retailers. In addition, we experienced a slight decrease in sales to Staples in 2005 as compared to 2004.

Another factor contributing significantly to the decline in our net sales during 2005 as compared to 2004 was the continued and expanded operation of private label programs by Best Buy. We had only $61,000 in sales to Best Buy in 2005, representing a decrease of nearly 100.0% from $5.0 million in sales to Best Buy in 2004. We believe that this decrease reflects, at least in part, Best Buy’s increased sales of private label products that compete with products that we sell.

In addition, our sales to Circuit City decreased significantly by $3.5 million, or by 44.9%, to $4.3 million in 2005 from $7.8 million in 2004.

A change in our allowance for product returns also resulted in an adjustment of $468,000 causing a decrease in net sales in 2005 as compared to an adjustment of $1.1 million that resulted in an increase in net sales in 2004.

The overall $6.6 million decrease in net sales in 2005 was comprised of a $5.7 million decrease in net sales resulting from a decrease in the volume of products sold and a decrease of $1.3 million resulting from a change in our reserves for future returns on sales. This decrease was partially offset by a $262,000 increase from higher average product sales prices. We had a decrease of $8.0 million in net sales for 2005 for our CD-based products resulting from a decrease of $1.1 million due to lower average product sales prices and a decrease of $6.9 million resulting from a decrease in the volume of products sold. We had a decrease of $10.0 million in net sales for 2005 for our DVD-based products resulting from a decrease of $8.4 million due to lower average product sales prices and a decrease of $1.6 million due to a decrease in the volume of products sold. The $11.2 million increase in net sales of our GigaBank™ products in 2005 resulted from an increase of $13.3 million due to an increase in the volume of products sold, which was partially offset by a decrease of $2.1 million in net sales due to lower average product sales prices.

Gross Profit. Gross profit increased to $4.3 million, or by 43.3%, in 2005 from $3.0 million in 2004. Net sales decreased $6.6 million, or by 14.9%, to $37.8 million in 2005 from $44.4 million in 2004. This decrease was offset by a decrease in cost of sales of $7.9 million to $33.5 million, or 88.7% of net sales in 2005, from $41.4 million, or 93.3% of net sales in 2004. The percentage decrease in net sales was not as large as the percentage decrease in cost of sales because of large decreases in sales incentives and slotting fees, which are dilutive factors to sales and contributed to net sales for 2005 as compared to 2004. For 2005, slotting fees were none as compared to $950,000 for 2004. For 2005, sales incentives declined by $1.2 million compared to 2004.

Our inventory reserve increased by $841,000 in 2005 as compared to $2.0 million in 2004 due to our adjustment of the value of our slow-moving and obsolete inventory. Most of our inventory over 2 years old was fully reserved for in 2004. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

Selling, Marketing and Advertising Expenses. The decrease in selling, marketing and advertising expenses was primarily due to a decline in advertising expenses in the amount of $263,000 due to no advertising activities in 2005 and a decline in commissions in the amount of $73,000 as a result of reduced sales volume, which were partially offset by an increase in customer products evaluations expense of $60,000.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to a reduction in payroll and related expenses in the amount of $380,000 as a result of fewer personnel, a reduction in bad debt expense in the amount of $148,000 and a reduction in financial relations expenses of $93,000 due to a reduction in outside financial consultants. These reductions were partially offset by an increase in bank charges in the amount of $52,000 as a result of higher fees by banks in order to obtain more rapid clearing of cash receipts.

Depreciation and Amortization Expenses. The decrease in depreciation and amortization expenses is primarily due to a reduction in trademarks amortization of $510,000 due to the writedown in the value of our Hi-Val® and Digital Research Technologies® trademarks at December 31, 2004 due to impairment. Depreciation for office equipment, computer hardware and software decreased $88,000 as a many fixed assets became fully depreciated during the year.

Impairment of Trademarks. We conducted a valuation on our Hi-Val® and Digital Research Technologies® trademarks for possible impairment as of December 31, 2005. Based upon this valuation, we determined that there had been no impairment in the value of the trademarks.

We conducted a valuation on our Hi-Val® and Digital Research Technologies® trademarks for possible impairment as of December 31, 2004. Based upon this valuation, we determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val® and Digital Research Technologies® brands in 2004 and lower sales forecasted by us for subsequent periods. Therefore, we recorded an impairment in the value of the trademarks of $3.7 million as of December 31, 2004. This impairment will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

Other Income (Expense). Other income (expense) increased by $136,000 in 2005, as compared to 2004, primarily due to an increase in interest expense in the amount of $98,000 to $299,000 in 2005 as compared to $201,000 in 2004 as a result of higher rates of interest in 2005 on our credit facility due to increases in the prime rate of interest.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Year Ended December 31,
	2004	2003	Favorable (Unfavorable)	Favorable (Unfavorable)	2004	2003
	(in thousands)
Net sales	$44,397	$63,587	$(19,190)	(30.2)%	100.0%	100.0%
Cost of sales	41,419	54,643	13,224	24.2	93.3	85.9

Gross profit	2,978	8,944	(5,966)	(66.7)	6.7	14.1
Selling, marketing and advertising expenses	1,008	1,507	499	33.1	2.3	2.4
General and administrative expenses	5,343	6,462	1,119	17.3	12.0	10.1
Depreciation and amortization	834	1,268	434	34.2	1.9	2.0
Impairment of trademarks	3,696	—	(3,696)	—	8.3	—

Operating income (loss)	(7,903)	(293)	(7,610)	(25,972.7)	(17.8)	(0.4)
Net interest expense	(201)	(248)	47	19.0	(0.4)	(0.4)
Other income	50	54	(4)	(7.4)	0.1	0.1

Loss from operations before provision for income taxes	(8,054)	(487)	(7,567)	(1,553.8)	(18.1)	(0.7)
Income tax provision (benefit)	3	(27)	(30)	(111.1)	—	—

Net loss	$(8,057)	$(460)	$(7,597)	(1,651.5)%	(18.1)%	(0.7)%

Net Sales. We believe that the significant decrease in the amount of $19.2 million in net sales from $63.6 million in 2003 to $44.4 million in 2004 is primarily due to the following factors: the continued decline in sales of our CD-based products; slower than anticipated growth in sales of our DVD-based products; and the continued operation of private label programs by Best Buy; and a significant decline in sales to OfficeMax. The decline in net sales caused by these factors was partially offset by a substantial increase in sales to Staples.

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

We believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2004. In the third quarter of 2004, we began selling our GigaBank™ products, which are compact and portable hard disk drives with a built-in USB connector, and sales of these devices accounted for approximately 27.0% of our total net sales in the fourth quarter of 2004 and 8.7% of our total net sales for the year ended December 31, 2004 with only approximately three months of sales of these devices.

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

Impairment of Trademarks. We conducted a valuation on our Hi-Val® and Digital Research Technologies® trademarks for possible impairment as of December 31, 2004. Based upon this valuation, we determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val® and Digital Research Technologies® brands in 2004 and lower sales forecasted by us for subsequent periods. Therefore, we recorded an impairment in the value of the trademarks of $3.7 million as of December 31, 2004. This impairment will result in a reduction of $509,796 in amortization expense to $68,940 from $578,736 in each of the next five years.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of December 31, 2005, we had working capital of $6.0 million, an accumulated deficit of $24.9 million, $4.1 million in cash and cash equivalents and $13.1 million in net accounts receivable. This compares with working capital of $7.5 million, an accumulated deficit of $23.1 million, $3.6 million in cash and cash equivalents and $14.6 million in net accounts receivable as of December 31, 2004.

For the year ended December 31, 2005, our cash increased $469,000, or by 13.0%, from $3.6 million to $4.1 million as compared to a decrease of $418,000, or by 10.5%, for the year ended December 31, 2004 from $4.0 million to $3.6 million.

Cash provided by our operating activities totaled $389,170 during the year ended December 31, 2005 as compared to cash used in our operating activities of $1.6 million during the year ended December 31, 2004. This increase of $1.9 million in cash provided by our operating activities primarily resulted from:

•	a $6.2 million decrease in net loss in 2005 as compared to 2004;

•	a $3.9 million increase comprised of an $875,000 increase in 2005 as compared to a $3.0 million decrease in 2004 resulting from decreased use of our trade credit facilities in 2004 due to the large decline in net sales that occurred in 2004; our net sales did not decline in 2005 as significantly as in 2004;

•	a $1.4 million increase comprised of a $195,000 increase in 2005 as compared to a $1.2 million decrease in 2004 resulting from decreased other accounts payable in 2004 due to the large decline in net sales that occurred in 2004; as noted above, our net sales did not decline in 2005 as significantly as in 2004.

•	a $1.0 million increase in legal settlements payable as we made the final payment to settle a significant litigation matter in the first quarter of 2004.

These decreases in cash were partially offset by:

•	a $2.2 million decrease in warehouse, consigned and in-transit inventory, primarily as a result of the decline in net sales in 2005 as compared to 2004;

•	a $2.2 million decrease in accounts receivable, also as a result of the decline in net sales in 2005 as compared to 2004;

•	a $1.2 million decrease in our reserve for slow-moving and obsolete inventory; and

•	a $3.7 million decrease in our impairment of trademarks related to the writedown of our Hi-Val® and Digital Research Technologies® trademarks in 2004; it was determined that there was no further impairment as of December 31, 2005.

Cash provided by our investing activities totaled $982,000 during 2005 as compared to $1.1 million during 2004. Our investing activities in 2005 consisted of a reduction of $1.0 million in restricted cash related to our United National Bank loan offset by $31,000 for purchases of property and equipment.

Cash used in our financing activities totaled $871,000 during 2005 as compared to cash provided by our financing activities of $24,000 during 2004. We paid down $2.2 million of our $6.0 million United National Bank loan balance in early 2005 through funds generated by our operations. In March 2005, we paid the remaining balance of $3.8 million with our new line of credit through GMAC Commercial Finance. We borrowed $1.3 million more under our GMAC Commercial Finance line of credit, net of interim payments, to fund our operations.

On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provided for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004 and which, on numerous occasions in 2004 and 2005, was extended to its final expiration date on March 11, 2005. Advances of up to 65% of eligible accounts receivable bore interest at a floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. The agreement also contained five restrictive financial covenants: our quick ratio had to be at least 1.0; our tangible net worth had to be no lower than $10.5 million; our debt to tangible net worth ratio could not exceed 2.0; our current ratio had to be no lower than 1.25 and we had to be profitable for the year ended December 31, 2004. As of December 31, 2004, we were in compliance with the quick and current ratio covenants. As of December 31, 2004, we were not in compliance with the tangible net worth, debt to tangible net worth ratio and profitability covenants. As a consequence, we were in default under our line of credit with United National Bank. On March 9, 2005, we replaced our asset-based line of credit with United National Bank with an asset-based line of credit with GMAC Commercial Finance.

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

Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of December 31, 2005, we owed GMAC Commercial Finance approximately $5.1 million and had available to us approximately $279,000 of additional borrowings. As of that date, we were in breach of the financial covenant; however, we received a waiver of this breach from GMAC Commercial Finance on March 27, 2006.

On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days’ prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of December 31, 2005, we owed Lung Hwa Electronics $4.5 million in trade payables.

In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of December 31, 2005, we owed BTC USA $3.8 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. See “Certain Relationships and Related Transactions.”

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

Our net loss decreased by approximately 77% to $1.8 million in 2005 from $8.1 million in 2004. If our net losses continue or increase, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

If, like Best Buy, any other of our major retailers, or a significant number of our smaller retailers, implement or expand private label programs covering products that compete with our products, our net sales will likely continue to decline and our net losses are likely to increase, which in turn could have a material and adverse impact on our liquidity, financial condition and capital resources. Our sales to Best Buy have discontinued as a result of continued private label programs; however, management intends to use its best efforts to insure that we again engage Best Buy as one of our major retailers. We cannot assure you that Best Buy will again become one of our major retailers or that we will successfully sell any products through Best Buy.

Despite the decline in our results of operations in 2005, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

Backlog

Our backlog at December 31, 2005 and 2004 was $3.7 million. Based on historical trends, we anticipate that our December 31, 2005 backlog may be reduced by approximately 11%, or approximately $400,000, to a net amount of $3.3 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

	Payments Due by Period
Contractual Obligations At December 31, 2005	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	239,326	227,686	11,640	—	—
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$239,326	$227,686	$11,640	$—	$—

The above table outlines our obligations as of December 31, 2005 and does not reflect the changes in our obligations that occurred after that date.

Impact of New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but we believe that the new standard will not have a material impact on our financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will implement SFAS No. 154 in our fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but we believe that it will not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. Management is currently assessing the impact of this statement on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. This statement is not applicable to us.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our operations were not subject to commodity price risk during 2005. Our sales to a foreign country (Canada) were approximately 2.1% of our total sales, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. As a result of our restatement of prior periods’ financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and our Form 10-K for the year ended December 31, 2005, management evaluated, in the first quarter of 2006 and as of December 31, 2005, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded, in the first quarter of 2006 and as of December 31, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2. We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and our Form 10-K for the year ended December 31, 2005, management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded, in the first quarter of 2006 and as of December 31, 2005, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following, in the periods specified below, which correspond to the two material weaknesses identified above:

1. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting processes. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports. In the third quarter of 2005, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to product returns and sales incentives through enhancements to our MIS financial reporting system that expedite our internal reporting processes and our periodic reviews by our independent auditors. In addition, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports. Prior to this time, these personnel focused their time on other matters. We also intend, in 2006, to continue to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

Management expects that the remediation described in item 1 immediately above will remediate the corresponding material weakness also described above by June 30, 2006. Management estimates that we have paid the third-party consultant approximately $37,000 in connection with his services and estimates that we have paid the third-party accounting firm approximately $63,000 in connection with its services. Management is unable to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports, our enhancements to our MIS financial reporting system or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

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

Management expects that the remediation described in item 2 immediately above will remediate the corresponding material weakness also described above by June 30, 2006. As noted above, management estimates that we have paid the third-party consultant approximately $37,000 in connection with his services and estimates that we have paid the third-party accounting firm approximately $63,000 in connection with its services. Management is unable to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

Changes in Internal Control over Financial Reporting

There were no changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of March 31, 2006 and their business experience are as follows:

Name	Age	Titles
Tony Shahbaz	43	Chairman of the Board, President, Chief Executive Officer, Secretary, Director

Steve Gillings	56	Chief Financial Officer

Steel Su	54	Director

Daniel Hou(1)	56	Director

Daniel Yao(1)	49	Director

Dr. William Ting (1)	58	Director

(1)	Member of the Audit Committee, Compensation Committee and Nominating Committee.

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

Daniel Yao has served as a director of I/OMagic since February 2001 and has been a Chief Strategy Officer for Ritek Corporation, an affiliate of Citrine Group Limited, one of our stockholders, since July 2000. Prior to joining Ritek, Mr. Yao served as the Senior Investment Consultant for Core Pacific Securities Capital from July 1998 to July 2000. Prior to that, Mr. Yao was an Executive Vice President for ABN Amro Bank in Taiwan from July 1996 to July 1998. Mr. Yao received a B.A. degree in Business Management from National Taiwan University in 1978 and an M.B.A. degree from the University of Rochester in New York in 1984.

Dr. William Ting has served as a director of I/OMagic since December 2005. Dr. Ting is currently Chairman of the Global Advisory Committee for Redwood Securities. Prior to that, Dr. Ting was founder, Chairman and CEO of US-Sino Gateway from 2002 to 2005. Prior to that, Dr. Ting was CEO of Adminisoft in 2001, President and CEO of DataQuad in

2000, President and CEO of BMDP Statistical Software from 1991 to 1992, and Corporate Director of Financial Planning and Corporate Vice President of Information Technology of Geneva Companies from 1989 to 1991. Dr. Ting served as Director of Strategic Planning at Northrop EMD from 1986 to 1989. Dr. Ting served as Manager of Market Research, Manager of International Offset and Director of Planning at General Dynamics units from 1982 To 1986. Dr. Ting was an assistant professor of political science at the University of Michigan from 1978 to 1982. Dr. Ting received a B.A. degree in Political Science from Illinois State University in 1970, an M.A. in Political Science from Illinois State University in 1972 and a Ph.D. in Political Science from the University of Washington in 1976.

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

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2005 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2005 were complied with, except as described below.

The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Tony Shahbaz — 1 report, 1 transaction; Steel Su — 1 report, 1 transaction; Daniel Yao — 1 report, 1 transaction; Daniel Hou — 1 report, 1 transaction; and Steve Gillings — 1 report, 1 transaction.

Codes of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the waiver or amendment, and the name of the person to whom the waiver was granted.

Information on our Internet website is not, and shall not be deemed to be, a part of this prospectus or incorporated into any other filings we make with the SEC.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2005, 2004 and 2003 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2005:

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus
Tony Shahbaz	2005	$198,500	$15,888
Chairman, President, Chief	2004	$198,500	$60,702
Executive Officer and Secretary	2003	$198,500	$28,259

Steve Gillings	2005	$95,000	$2,500
Chief Financial Officer	2004	$95,000	$2,500
	2003	$95,000	$5,000

Option Grants in Last Fiscal Year

The following table provides information regarding options granted in the year ended December 31, 2005 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights during 2005. This information includes hypothetical potential gains from stock options granted in 2005. These hypothetical gains are based entirely on assumed compounded annual growth rates of 5% and 10% in the value of our common stock price over the five-year life of the stock options granted in 2005. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

Named Officer	Grant Date	Number of Securities Underlying Options Granted(1)	Percentage of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term(3)
						5%	10%
Tony Shahbaz	7/14/2005	105,000	36.8%	$2.75	7/14/2010	$46,200	$134,400
Steve Gillings	7/14/2005	65,000	22.8%	$2.50	7/14/2010	$44,850	$99,450

(1)	The options vested immediately in the amount of 50% on the date of grant with the balance vesting in forty-eight equal monthly installments commencing August 14, 2005.
(2)	Based on options to purchase 285,000 shares granted to our employees during 2005, which amount does not include options to purchase an additional 85,000 shares granted to our non-employee directors during 2005.
(3)	Calculated using the potential realizable value of each grant.

Aggregated Option Exercises and Fiscal Year-End Values

The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2005. None of the named executives officers acquired shares through the exercise of options during 2005.

Name	Number of Securities Underlying Unexercised Options at December 31, 2005		Value ($) of Unexercised In-The-Money Options at December 31, 2005 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Tony Shahbaz	103,202	60,798	$197,929	$130,772
Steve Gillings	45,853	32,147	$111,543	$82,157

(1)	Based on the last reported sale price of our common stock of $5.15 on December 30, 2005, as reported on the OTC Bulletin Board, less the exercise price of the options.

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

The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. This committee consisted solely of Messrs. Hou and Yao from November 2002 until December 2005 when Dr. Ting was added as the third member of our Audit Committee. Our board of directors has determined that Mr. Yao and Dr. Ting are Audit Committee financial experts. Our board of directors has also determined that Messrs. Hou and Yao and Dr. Ting are “independent” as defined in NASD Marketplace Rule 4200(a)(15). We currently satisfy the requirements of Nasdaq that we have an audit committee comprised of at least three independent directors.

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. This committee consisted solely of Messrs. Hou and Yao from April 2004 until December 2005 when Dr. Ting was added as the third member of our Compensation Committee.

The Nominating Committee selects nominees for the board of directors. This committee consisted solely of Messrs. Hou and Yao from April 2004 until December 2005 when Dr. Ting was added as the third member of our Nominating Committee. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

•	independence from management;

•	relevant business experience and industry knowledge;

•	judgment, skill, integrity and reputation;

•	existing commitments to other businesses;

•	corporate governance background;

•	financial and accounting background; and

•	the size and composition of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2005. During 2003 and until April 2004, Mr. Shahbaz, our Chief Executive Officer, President and Secretary, was a member of the Compensation Committee. While a member of that committee, Mr. Shahbaz did not make any salary recommendations to our Compensation Committee or our board of directors regarding salary increases for key executives.

Compensation of Directors

Except as follows, our directors do not receive any compensation for their services. Dr. Ting is to be compensated at the rate of $1,500 per meeting of our board of directors or its committees attended by Dr. Ting. In addition, each director is entitled to reimbursement of his reasonable expenses incurred in attending board of directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2006, a total of 4,562,847 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,471,253	(2)	52.8%
Steel Su	Common	591,115	(3)	12.9%
Sung Ki Kim	Common	375,529	(4)	8.2%
Daniel Yao	Common	361,493	(5)	7.9%
Daniel Hou	Common	154,011	(6)	3.4%
Steve Gillings	Common	50,322	(7)	1.1%
William Ting	Common	—		—
All directors and executive officers as a group (6 persons)	Common	3,628,194	(8)	75.8%

(1)	Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gillings are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Su, Yao, Hou and Ting are directors.
(2)	Consists of: (i) 510,770 shares of common stock and 113,586 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3)	Consists of 406,794 shares of common stock and 17,654 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4)	Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5)	Consists of 20,675 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6)	Consists of 20,675 shares of common stock underlying options held individually by Mr. Hou, and 133,336 shares of common stock held by Hou Electronics, Inc. Mr. Hou has sole voting and sole investment power over the shares held by Hou Electronics, Inc.

(7)	Consists of 50,322 shares of common stock underlying options held individually by Mr. Gillings.
(8)	Includes 222,912 shares of common stock underlying options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	478,550	$2.84	54,784
Equity compensation plans not approved by security holders	—	$—	—
Warrants issued for services	180,000	$4.83	—

Total	658,550	$3.38	54,784

Item 13. Certain Relationships and Related Transactions

In January 2003, we entered into a trade credit facility with Lung Hwa Electronics, one of our stockholders, subcontract manufacturers and suppliers. Under the terms of the facility, Lung Hwa Electronics agreed to purchase inventory on our behalf. We could purchase up to $10.0 million of this inventory from Lung Hwa Electronics, with payment terms of 120 days following the date of invoice. Lung Hwa Electronics charged us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee, so that the net handling fee was 3%, was applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which were agreed to by a supplier, resulted in a credit to us for the handling charge. As security for the trade credit facility, we paid Lung Hwa Electronics a $1.5 million security deposit during 2003. As of December 31, 2004, $1.5 million of this deposit had been applied against outstanding trade payables as allowed under the trade credit facility agreement. This trade credit facility was for an indefinite term, however, either party had the right to terminate the facility upon 30 days’ written notice to the other party. In connection with the entry into the new trade credit facility with Lung Hwa Electronics described below, we entered into a Termination Agreement effective June 6, 2005 that terminated our $10.0 million trade credit facility with Lung Hwa Electronics.

On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days’ prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005.

As of December 31, 2005, we owed Lung Hwa Electronics $4.5 million in trade payables. As of December 31, 2004, we owed Lung Hwa Electronics $0 million in trade payables. During 2005, we purchased $7.9 million of inventory from Lung Hwa Electronics. During 2004, we purchased $2.5 million of inventory from Lung Hwa Electronics. During 2003, we purchased $12.7 million of inventory from Lung Hwa Electronics.

We believe that many of the terms available to us under our trade credit facility with Lung Hwa Electronics are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa Electronics extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa Electronics charges us a 5% handling fee on a supplier’s unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa Electronics, the level of security provided by us to Lung Hwa Electronics was initially $1.5 million, and is currently only 10% of each product order, for a $15.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

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

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. As of December 31, 2005, we owed BTC USA $3.8 million under this arrangement. As of December 31, 2004, we owed BTC USA $7.3 million under this arrangement. During 2005, we purchased $16.6 million of inventory from BTC USA. During 2004, we purchased $19.2 million of inventory from BTC USA. During 2003 we purchased $20.1 million of inventory from BTC USA. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

In March 2004, we granted to our directors and officers options to purchase an aggregate of 97,000 shares of our common stock. Of this amount, Tony Shahbaz, our President, CEO and Secretary, and one of our directors, received options to purchase 59,000 shares of our common stock at an exercise price of $3.85 per share; Steel Su, one of our directors, received options to purchase 3,000 shares of our common stock at an exercise price of $3.85 per share; Daniel Hou, one of our directors, received options to purchase 3,000 shares of our common stock at an exercise price of $3.50 per share; Daniel Yao, one of our directors, received options to purchase 3,000 shares of our common stock at an exercise price of $3.50 per share; Steve Gillings, our Chief Financial Officer, received options to purchase 13,000 shares of our common stock at an exercise price of $3.50 per share; Tony Andrews, who at the time of grant was one of our directors, but who has since resigned, received options to purchase 13,000 shares of our common stock at an exercise price of $3.50 per share; and Young-Hyun Shin, who at the time of grant was one of our directors, but who was not reelected, received options to purchase 3,000 shares of our common stock at an exercise price of $3.50 per share. These options vested immediately as to 40% of the underlying shares with the balance vesting in equal installments in each of the 36 months following the date of grant. The options held by Messrs. Shahbaz and Su expire 5-years following the date of grant and the options held by other directors and officers, other than Messrs. Andrews and Shin, expire 10-years following the date of grant. Of the options held by Mr. Andrews, a portion was exercised and Mr. Andrews received 1,900 shares of our common stock, and the balance of options to purchase 11,100 shares of our common stock were terminated following Mr. Andrews’ cessation as a member of our board of directors. The options held by Mr. Shin terminated following his cessation as a member of our board of directors.

In July 2005, we granted to our directors and officers options to purchase an aggregate of 255,000 shares of our common stock. Of this amount, Mr. Shahbaz received options to purchase 105,000 shares of our common stock at an exercise price of $2.75 per share; Mr. Su received options to purchase 25,000 shares of our common stock at an exercise price of $2.75 per share; Mr. Hou received options to purchase 30,000 shares of our common stock at an exercise price of $2.50 per share; Mr. Yao received options to purchase 30,000 shares of our common stock at an exercise price of $2.50 per share; and Mr. Gillings received options to purchase 65,000 shares of our common stock at an exercise price of $2.50 per share. These options vested immediately as to 50% of the underlying shares with the balance vesting in equal installments in each of the 48 months following the date of grant. The options expire 5-years following the date of grant.

In December 2005, we paid to William Ting, one of our directors, $350 for his time spent with our management on strategic financial and product review and analysis.

We are a party to an employment agreement with Mr. Shahbaz. See “Management — Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Item 14. Principal Accountant Fees and Disclosures

The following table sets forth the aggregate fees billed to us by Singer Lewak Greenbaum & Goldstein LLP for professional services rendered for the years ended December 31, 2005 and 2004:

Fee Category	2005	2004
Audit Fees	$287,000	$171,000
Audit-Related Fees	136,000	349,000
Tax Fees	5,000	10,000
All Other Fees	—	—

Total	$428,000	$530,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of I/OMagic’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Singer Lewak Greenbaum & Goldstein LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for professional services for consents relating to I/OMagic’s registration statement, and amendments thereto, on Form S-1.

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

I/ OMAGIC CORPORATION

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

I/OMagic Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, retained earnings and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

February 24, 2006

I/OMAGIC CORPORATION

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Current assets
Cash and cash equivalents	$4,056,541	$3,587,807
Restricted cash	30,864	1,044,339
Accounts receivable, net of allowance for doubtful accounts of $3,145 and $24,946	13,091,546	14,598,422
Inventory, net of allowance for obsolete inventory of $29,690 and $6,146,766	6,917,878	6,146,766
Inventory in transit	66,478	513,672
Prepaid expenses and other current assets	1,484,084	741,244

Total current assets	25,647,391	26,632,250
Property and equipment, net	172,005	307,661
Trademarks, net of accumulated amortization of $5,518,708 and 5,449,780	430,872	499,800
Other assets	27,032	27,032

Total assets	$26,277,300	$27,466,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2005
Current liabilities
Line of credit	$5,053,582	$5,962,891
Accounts payable and accrued expenses	5,925,668	5,221,719
Accounts payable - related parties	8,222,078	7,346,596
Reserves for product returns and sales incentives	494,289	573,570

Total liabilities	19,695,617	19,104,776

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Series B, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 100,000,000 shares authorized 4,531,572 and 4,529,672 shares issued and outstanding	4,532	4,530
Additional paid-in capital	31,595,952	31,557,988
Treasury stock, 13,493 and 13,493 shares, at cost	(126,014)	(126,014)
Accumulated deficit	(24,892,787)	(23,074,537)

Total stockholders’ equity	6,581,683	8,361,967

Total liabilities and stockholders’ equity	$26,277,300	$27,466,743

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Net sales	$37,772,754	$44,396,551	$63,587,454
Cost of sales	33,523,147	41,418,750	54,643,371

Gross profit	4,249,607	2,977,801	8,944,083

Operating expenses
Selling, marketing, and advertising	776,001	1,008,248	1,507,222
General and administrative	4,766,276	5,343,125	6,461,613
Depreciation and amortization	235,835	833,545	1,268,077
Impairment of trademarks	—	3,696,099	—

Total operating expenses	5,778,112	10,881,017	9,236,912

Loss from operations	(1,528,505)	(7,903,216)	(292,829)

Other income (expense)
Interest income	695	430	378
Interest expense	(299,592)	(201,310)	(248,754)
Currency transaction gain	11,552	49,764	55,693
Loss on disposal of property and equipment	—	—	(61)
Other expense	—	—	(1,593)

Total other expense	(287,345)	(151,116)	(194,337)

Loss before provision for (benefit from) income taxes	(1,815,850)	(8,054,332)	(487,166)
Provision for (benefit from) income taxes	2,400	2,532	(27,148)

Net loss	$(1,818,250)	$(8,056,864)	$(460,018)

Basic and diluted loss per share	$(0.40)	$(1.78)	$(0.10)

Basic and diluted weighted-average shares outstanding	4,530,380	4,529,672	4,529,672

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock
	Series A			Series B
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
							Shares	Amount
Balance, December 31, 2002	—	$—	$—	—	$—	$—	4,529,672	$4,530	$31,557,988	$(42,330)	$(14,557,655)	$16,962,533

Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(83,684)	—	(83,684)
Net loss	—	—	—	—	—	—	—	—	—	—	(460,018)	(460,018)

Balance, December 31, 2003	—	—	—	—	—	—	4,529,672	4,530	31,557,988	(126,014)	(15,017,673)	16,418,831

Net loss	—	—	—	—	—	—	—	—	—	—	(8,056,864)	(8,056,864)

Balance, December 31, 2004	—	—	—	—	—	—	4,529,672	4,530	31,557,988	(126,014)	(23,074,537)	8,361,967

Exercise of Stock Options	—	—	—	—	—	—	1,900	2	6,648	—	—	6,650

Warrants for Services Rendered	—	—	—	—	—	—	—	—	31,316	—	—	31,316

Net Loss	—	—	—	—	—	—	—	—	—	—	(1,818,250)	(1,818,250)

Balance, December 31, 2005	—	$—	$—	—	$—	$—	4,531,572	$4,532	$31,595,952	$(126,014)	$(24,892,787)	$6,581,683

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(1,818,250)	$(8,056,864)	$(460,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	166,907	254,809	689,341
(Gain) loss on disposal of property and equipment	—	—	61
Amortization of trademarks	68,928	578,736	578,736
Impairment of trademarks	—	3,696,099	—
Allowance for doubtful accounts	52,604	200,000	1,478,089
Reserves for product returns and sales incentives	(79,282)	(238,688)	282,176
Reserves for obsolete inventory	841,000	2,046,217	125,000
Warrants issued for services rendered	31,316	—	—
(Increase) decrease in
Accounts receivable	1,454,272	3,641,471	(862,783)
Inventory	(1,165,007)	1,000,052	(916,430)
Prepaid expenses and other current assets	(742,839)	(333,984)	(378,304)
Other assets	—	25,952	(27,032)
Increase (decrease) in
Accounts payable and accrued expenses	703,949	(351,160)	(1,712,369)
Accounts payable—related parties	875,482	(3,023,523)	7,762,841
Settlement payable	—	(1,000,000)	(3,000,000)

Net cash provided by (used in) operating activities	389,170	(1,560,883)	3,559,308

Cash flows from investing activities
Proceeds from disposal of property and equipment	—	—	500
Restricted cash	1,013,475	1,141,325	(3,632)
Purchase of property and equipment	(31,252)	(22,526)	(170,776)

Net cash provided by (used in) investing activities	982,223	1,118,799	(173,908)

Cash flows from financing activities
Net borrowings (payments) on line of credit	(909,309)	24,186	(4,434,122)
Purchase of treasury stock	—	—	(83,684)
Proceeds from exercise of options	6,650	—	—

Net cash provided by (used in) financing activities	(902,659)	24,186	(4,517,806)

Net increase (decrease) in cash and cash equivalents	468,734	(417,898)	(1,132,406)
Cash and cash equivalents, beginning of period	3,587,807	4,005,705	5,138,111

Cash and cash equivalents, end of period	$4,056,541	$3,587,807	$4,005,705

Supplemental disclosures of cash flow information
Interest paid	$296,928	$192,488	$229,379

Income taxes paid (refunded)	$2,400	$2,532	$(3,083)

The accompanying Notes are an integral part of these financial statements.

I/OMAGIC CORPORATION

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of non-cash investing and financing activities

The Company did not have any non-cash transactions during the years ended December 31, 2005, 2004 and 2003.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation (“I/OMagic”), a Nevada corporation, and its subsidiary IOM Holdings, Inc. (collectively, the “Company”) develops, manufactures through subcontractors or obtains from suppliers, markets, and distributes data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers. On July 6, 2004 the Company completed the merger of its wholly owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of I/OMagic and its subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition”, updated by SAB’s 103 and 104, “Update of Codification of Staff Accounting Bulletins.” Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company applies the specific provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of the Company’s agreement with a particular retailer. The criteria for revenue recognition in SFAS No. 48 are satisfied as follows: the sales price is substantially fixed or determinable at the date of sale; there is an obligation by the retailer to pay the Company which is not contingent upon resale of the product by the retailer and which does not change if the product is stolen or damaged while in the retailer’s possession; the retailer has separate economic substance (is an independent third party unaffiliated with the Company); the Company does not have significant obligations to the retailer for future performance at the time of sale to directly bring about the sale of the product by the retailer; and, the amount of future returns can be reasonably estimated (based upon the Company’s prior periods’ actual returns). For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when the Company’s retailers sell its products to retail customers, at which point the retailers incur an obligation to pay the Company.

In accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor’s Products,” the Company reduces its product revenue for marketing promotions, Market Development Fund and Cooperative Advertising costs.

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Revenue Recognition (Continued)

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

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2005, 2004, and 2003, comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

Restricted Cash

Cash of $30,864 at December 31, 2005 was restricted to pay down any outstanding balance on the Company’s line of credit with GMAC Commercial Finance LLC (“GMAC”). Cash of $1,044,339 at December 31, 2004 was restricted to pay down any outstanding balance on the Company’s line of credit with United National Bank.

Inventory

Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method, or market.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

The Company’s products are subject to limited warranties ranging in duration of up to one year. These warranties cover only repair or replacement of the product. The Company’s subcontract manufacturers and suppliers provide the Company with warranties of a duration at least as long as the warranties provided by the Company to consumers. The warranties provided by the Company’s subcontract manufacturers and suppliers cover repair or replacement of the product. The Company has a specific right of offset against its subcontract manufacturers and suppliers for defective products, therefore the amount of the Company’s warranty claims is not material.

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

Trademarks

The Hi-Val® and Digital Research Technologies® trademarks acquired in April 2000 were originally being amortized over a 5-year period. A valuation in early 2002 established that the trademarks had an additional 10-year life. Therefore, effective with the second quarter 2002, the Company extended the amortization period by ten years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademarks may not be recoverable.

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets,” the Company conducted its required valuation on the trademarks for possible impairment as of December 31, 2004. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val® and Digital Research Technologies® brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company wrote down the value of the trademarks by $3,696,099 as of December 31, 2004. This writedown will result in a reduction of $509,808 in amortization expense to $68,928 from $578,736 in each of the following five years.

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2005, 2004, and 2003 other than the impairment of the Company’s Hi-Val® and Digital Research Technologies® trademarks during the year ended December 31, 2004.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For the year ended December 31, 2005 options to purchase up to 370,000 shares of common stock of the Company were granted. For the year ended December 31, 2004 options to purchase up to 126,375 shares of common stock of the Company were granted. For the year ended December 31, 2003 no options were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Adjustments are made for options forfeited prior to vesting. The effect on net loss and basic and diluted loss per share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss
As reported	$(1,818,250)	$(8,056,864)	$(460,018)
Add stock based compensation expense included in net income, net of tax	—	—	—
Deduct total stock based employee compensation expense determined under fair value method for all awards, net of tax	(474,040)	(75,673)	—

Pro forma	$(2,292,290)	$(8,132,537)	$(460,018)

Loss per common share
Basic - as reported	$(0.40)	$(1.78)	$(0.10)
Basic - pro forma	$(0.51)	$(1.80)	$(0.10)
Diluted - as reported	$(0.40)	$(1.78)	$(0.10)
Diluted – pro forma	$(0.51)	$(1.80)	$(0.10)

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004, and 2003, advertising costs were $0, $262,584 and $160,000, respectively.

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

The following potential common shares have been excluded from the computations of diluted net loss per share for the years ended December 31, 2005, 2004, and 2003 because the effect would have been anti-dilutive.

	Year Ended December 31,
	2005	2004	2003
Stock options outstanding	478,550	126,000	—
Warrants outstanding	180,000	20,000	40,008

Total	658,550	146,000	40,008

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentive Reserve

From time to time, the Company enters into agreements with certain retailers regarding price decreases that are determined by the Company in its sole discretion. These agreements allow those retailers (subject to limitations) a credit equal to the difference between the Company’s current price and its new reduced price on units in the retailers’ inventories or in transit to the retailers on the date of the price decrease.

The Company records an estimate of sales incentives based on its actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold. The Company also records a corresponding accrual for its estimated sales incentive liability. This accrual—the Company’s sales incentive reserve—is reduced by deductions on future payments taken by the Company’s retailers relating to actual sales incentives.

At the end of each quarterly period, the Company analyzes its existing sales incentive reserve and applies any necessary adjustments based upon actual or expected deviations in sales incentive rates from the Company’s applicable historical sales incentive rates. The amount of any necessary adjustment is based upon the amount of the Company’s remaining field inventory, which is calculated by reference to the Company’s actual field inventory last conducted, plus inventory-in-transit and less estimated product sell-through. The amount of the Company’s sales incentive liability for each product is equal to the amount of remaining field inventory for that product multiplied by the difference between the Company’s current price and its new reduced price to its retailers for that product. This data, together with all data relating to all sales incentives granted on products in the applicable period, is used to adjust the Company’s sales incentive reserve established for the applicable period.

In 2005, the Company’s sales incentives were $1.3 million, or 2.5% of gross sales, all of which was offset against gross sales, as compared to $2.5 million, or 4.2% of gross sales, in 2004, all of which was offset against gross sales. In 2003, the Company’s sales incentives were $2.9 million, or 3.5% of gross sales, all of which was offset against gross sales.

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

As noted above, the Company’s return rate is based upon its past history of actual returns and the Company estimates amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. The Company’s historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. The Company also compares this life-to-date return rate to its trailing 18-month return rate to determine whether any material changes in the Company’s return rate have occurred that may not be reflected in the life-to-date return rate. The Company believes that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides the Company with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides it with a period of time that is short enough to account for recent technological shifts in the Company’s product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, the Company will make appropriate adjustments to its estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation; a new product line, within a product category, that needs time to better reflect its return performance; and other factors. For the years ended December 31, 2005, 2004, and 2003, the Company had reserves for product returns totaling $178,055, $270,706 and $364,989, respectively, which reflect the estimated gross margin effect for future returns.

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory Adjustments

The Company’s warehouse supervisor, production supervisor and production manager physically review the Company’s warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company’s subcontract manufacturers and suppliers) which are considered obsolete or damaged are reviewed by these personnel together with the Company’s Controller or Chief Financial Officer. At the discretion of the Company’s Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company’s detail inventory report and its general ledger are reconciled by the Company’s Controller and any variances result in a corresponding inventory adjustment.

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

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new standard but the Company believes that this new standard will not have a material impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of this new standard but the Company believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. Management is currently assessing the impact of this statement on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. This statement is not applicable to the Company.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

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

Reliance on Independent and Related Party Manufacturers/Subcontractors/Suppliers

The Company does not maintain its own manufacturing or production facilities and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured, and independent companies, some of which are stockholders of the Company, will supply its raw materials and components. Many of these independent and related party manufacturers/subcontractors/suppliers may manufacture and supply products for the Company’s existing and potential competitors. As is customary in the manufacturing industry, the Company does not have any material ongoing licensing or other supply agreements with its manufacturers and suppliers. Typically, the purchase order is the Company’s “agreement” with the manufacturer or supplier. Therefore, any of these companies could terminate their relationships with the Company at any time. In the event the Company was to have difficulties with its present manufacturers and suppliers, the Company could experience delays in supplying products to its retailers.

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

NOTE 4 - CONCENTRATIONS OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks located in Southern California and a financial institution that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2005 and 2004, balances totaling $3,885,426 and $4,404,578, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONCENTRATIONS OF RISK (Continued)

Retailers

During the year ended December 31, 2005, the Company had net sales to four major retailers that represented 36%, 17%, 17% and 11% of net sales. As of December 31, 2005, accounts receivable from these four retailers were 43%, 8%, 24% and 7% of accounts receivable, respectively.

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

Suppliers

During the year ended December 31, 2005, the Company purchased inventory from two related party vendors that represented 52% and 25% of purchases. As of December 31, 2005, these two vendors represented 54% and 46% of accounts payable – related parties.

During the year ended December 31, 2004, the Company purchased inventory from one related party vendor that represented 55% of purchases. In addition, the Company purchased inventory from a second vendor that represented 13% of purchases. As of December 31, 2004, the related party vendor represented 100% of accounts payable – related parties. As of December 31, 2004, the other vendor represented 19% of other accounts payable.

During the year ended December 31, 2003, the Company purchased inventory from two related party vendors that represented 45% and 26% of purchases. In addition, the Company purchased inventory from a third vendor that represented 13% of purchases. As of December 31, 2003, the two related party vendors represented 80% and 20% of accounts payable – related parties. As of December 31, 2003, the other vendor represented 36% of other accounts payable.

NOTE 5 - INVENTORY

Inventory as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Component parts	$2,491,594	$2,123,173
Finished goods—warehouse	1,101,355	2,614,202
Finished goods—consigned	3,421,097	2,872,605
Reserves for obsolete and slow moving inventory	(29,690)	(1,463,214)

Total	$6,984,356	$6,146,766

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Computer equipment and software	$1,059,799	$1,051,485
Warehouse equipment	55,238	55,238
Office furniture and equipment	281,974	266,889
Vehicles	91,304	91,304
Leasehold improvements	106,633	98,780

	1,594,948	1,563,696
Less accumulated depreciation and amortization	1,422,943	1,256,035

Total	$172,005	$307,661

For the years ended December 31, 2005, 2004, and 2003, depreciation and amortization expense was $166,907, $254,808 and $689,341, respectively. Included in depreciation and amortization expense for the year ended December 31, 2003 is $389,000 related to the accelerated amortization of the leasehold improvements at the Company’s prior Santa Ana facility. At the beginning of 2003, the Company decided to move to a larger facility by the end of September 2003 and therefore amortized the remaining leasehold improvements balance at December 31, 2002 through September 2003.

NOTE 7 - TRADEMARKS

Trademarks as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Trademarks	$5,949,580	$9,645,679
Less writedown	—	3,696,099
Less accumulated amortization	5,518,708	5,449,780

Total	$430,872	$499,800

For the years ended December 31, 2005, 2004, and 2003, amortization expense was $68,928, $578,736 and $578,736, respectively. In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val® and Digital Research Technologies® trademarks for possible impairment as of December 31, 2004. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val® and Digital Research Technologies® brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company recorded an impairment of the value of the trademarks of $3,696,099 as of December 31, 2004. This impairment will result in a reduction of $509,808 in amortization expense to $68,928 from $578,736 in each of the next five years. No further impairment was determined as of December 31, 2005.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Accounts payable	$1,477,459	$1,282,082
Accrued rebates and marketing	3,848,545	3,231,655
Accrued compensation and related benefits	187,771	158,896
Other	411,893	549,086

Total	$5,925,668	$5,221,719

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -LINE OF CREDIT

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

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allows the Company to borrow up to a maximum of $6.0 million. The line of credit expires September 1, 2004 and is secured by a UCC filing on substantially all of the Company’s assets. Advances on the line bear interest at the floating commercial loan rate equal to the prime rate as reported in The Wall Street Journal plus 0.75%. As of December 31, 2004, the interest rate was 6.00%. The agreement also calls for the Company to be in compliance with certain financial covenants. As of December 31, 2004, the Company was in compliance with all financial covenants except the financial covenant that the Company’s tangible net worth be at least $10.5 million and the financial covenant that the Company make at least $1 in the year 2004.

The new line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. The outstanding balance with United National Bank as of December 31, 2004 was $5,962,891.

On March 9, 2005, the Company entered into a Loan and Security Agreement for an asset-based line of credit with GMAC Commercial Finance LLC (“GMAC”). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit expires on March 9, 2008 and is secured by substantially all of the Company’s assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The prime rate as of December 31, 2005 was 7.25%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%.

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

The Loan Agreement contains one financial covenant—that the Company maintain at the end of each measurement period through and including September 30, 2005, a fixed charge coverage ratio (the ratio of (a) EBITDA Minus internally funded Capital Expenditures to (b) the sum of any scheduled Principal and interest payments on all funded debt and income taxes paid or Payable) of at least 1.2 to 1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0 for all measurement periods thereafter. A measurement period is defined in the Loan Agreement as the three month period ending March 31, 2005, the six month period ending June 30, 2005, the nine month period ending September 30, 2005, the 12 month period ending December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of March 31, 2005, the Company was in breach of the financial covenant.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINE OF CREDIT (Continued)

On May 23, 2005, the Company entered into a Letter Agreement (“Letter Agreement”) with GMAC with respect to a certain financial covenant under the Loan Agreement with GMAC dated March 9, 2005. The Letter Agreement amended The Loan Agreement to exclude the required fixed coverage ratio for the Measurement period ending March 31, 2005. The Letter Agreement amended the financial covenant to provide that the Company maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the months of April 2005 and May 2005, a fixed coverage ratio of at least 1.2 to 1.0 for the three months ended June 30, 2005 and the six months ended September 30, 2005, and a fixed charge coverage ratio of at least 1.5 to 1.0 for the nine months ended December 31, 2005 and for each twelve month period thereafter ending on March 31, June 30, September 30 and December 31 during the term of the credit facility. As a result of this Letter Agreement, the Company was no longer in breach of the financial covenant.

On June 30, 2005, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) with GMAC with respect to the foregoing financial covenant. The First Amendment amended the Letter Agreement to exclude the required fixed charge coverage ratio for the measurement periods ending April 30, 2005 and May 31, 2005. The fixed charge coverage ratio as it applies to future measurement periods remains the same. The Company was in compliance with this covenant for the nine months ended September 30, 2005.

The obligations of the Company under the Loan Agreement are secured by substantially all of the Company’s assets and guaranteed by the Company’s wholly-owned subsidiary, IOM Holdings, Inc. (the “Subsidiary”). The obligations of the Company and the guarantee obligations of its Subsidiary are secured pursuant to a Pledge and Security Agreement executed by the Company, a Collateral Assignment Agreement executed by the Company, a Guaranty Agreement executed by its Subsidiary, a General Security Agreement executed by its Subsidiary, an Intellectual Property Security Agreement and Collateral Assignment executed by the Company, and an Intellectual Property Security Agreement and Collateral Assignment executed by its Subsidiary (collectively, the “Security Agreements”).

The new credit facility was initially used to pay off the Company’s outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320, and was also used to pay $25,000 of the Company’s closing fees for the GMAC line of credit. The line of credit will be used for general operations.

The outstanding balance with GMAC as of December 31, 2005 was $5,053,582. The amount available to the Company for borrowing as of December 31, 2005 was $279,318. As of December 31, 2005, the Company was in breach of the financial covenant; however, the Company received a waiver of this breach from GMAC Commercial Finance on March 27, 2006.

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

Pursuant to an oral agreement, the Company also had available an additional trade line of credit with a related party that provided a trade credit facility of up to $3.0 million carrying net 60 day terms, as defined. As of December 31, 2003, there was $0 in trade payables outstanding under this arrangement. This trade line of credit was terminated on March 31, 2004.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TRADE CREDIT FACILITIES WITH RELATED PARTIES (Continued)

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party agreed to purchase inventory on behalf of the Company. The agreement allowed the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party was to charge the Company a 5% handling fee on the supplier’s unit price. A 2% discount to the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which were agreed by the supplier, resulted in a credit to the Company for the handling charge. As security for the trade credit facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 could be applied against outstanding accounts payables to the related party after six months. As of December 31, 2004, $1.5 million had been applied against outstanding accounts payables to the related party. The agreement was for 12 months. At the end of the 12-month period, either party was entitled to terminate the agreement upon 30 days’ written notice. Otherwise, the agreement would remain continuously valid without requiring a newly signed agreement. Both parties had the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. During 2004, the Company purchased $2.5 million of inventory under this arrangement. As of December 31, 2004, there were $0 in trade payables under this arrangement. This trade line of credit was terminated on June 6, 2005 and a new trade facility was entered into. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005.

Under the terms of the new facility, the related party has agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier’s unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by LHE, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days’ prior written notice to the other party. During 2005, the Company purchased $7.9 million of inventory under this arrangement. As of December 31, 2005, there were $4,465,267 in trade payables under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company’s warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During 2005 and 2004 the Company purchased $16.6 million and $19.2 million of inventory, respectively, under this arrangement. As of December 31, 2005 and December 31, 2004, there were $3,756,811 and $7,346,596, respectively, in trade payables outstanding under this arrangement.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under non-cancelable, operating lease agreements, expiring through December 2008.

The Company previously leased its facilities from a related party that was, through March 2003, under the control of an officer of the Company. In March 2003, in connection with the settlement of a litigation matter with this related party, an officer of the Company relinquished control, to that related party, of the entity that owned the warehouse and office space that was being leased by the Company. Under the terms of the settlement agreement, the lease dated April 1, 2000, as amended on June 1, 2000 and which originally expired in March 2010, was terminated and replaced with a new lease. The new lease required monthly payments of $28,687 and expired on September 30, 2003. The Company moved to its current facilities in September 2003.

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2005 are as follows:

Year Ending December 31,
2006	$227,686
2007	5,820
2008	5,820

Total	$239,326

Rent expense was $378,674, $366,574 and $420,425 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expenses in the accompanying statements of income.

Service Agreements

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time they are terminated, as defined. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company’s common stock. During the years ended December 31, 2005, 2004, and 2003, the Company incurred expenses of $276,388, $364,588 and $333,982, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying statements of operations.

Employment Contract

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which is effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company’s quarterly net income. For the years ended December 31, 2005, 2004, and 2003, bonuses totaling $15,888, $60,702, and $28,259, respectively, were paid under the terms of this agreement. As of December 31, 2005 and 2004, the accrued bonuses were $0 and $0, respectively.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

In May 2001, the Company entered into an agreement to pay certain market development and advertising funds. The agreement provided that the Company was to pay $6.0 million in marketing expenses to a retailer in connection with the retailer’s providing $60 million per year in net revenue for a two-year period. These marketing expenses were in addition to previously agreed upon marketing development funds. In June 2001, the Company began recognizing revenue from the retailer. In the two-year period from June 2001 through May 2003, the Company received $51.4 million in net revenue from the retailer. The net revenue the Company received from June 2001 through November 2002 had been offset by the proportional allocation of the $6.0 million in marketing expenses in relation to the revenue of each period. From June 2001 through December 2001, the Company recorded $3.9 million of the market development and advertising funds. From January 2002 through November 2002, the Company recorded $2.1 million of the market development and advertising funds. The Company also expensed $4.9 million in marketing promotions above the $6.0 million allocation in the two-year period from June 2001 through May 2003. The market development and advertising funds were primarily to be used by the retailer to launch the Company’s products through sales promotions, printed media and weekly sales circulars distributed by the retailer. The last revenues received from the retailer under this agreement were in April 2003.

For the years ended December 31, 2005, 2004, and 2003, the Company incurred $1,804,702, $1,701,178 and $2,893,200, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying statements of operations.

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Mealemans, LLP, the Company’s former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants’ representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the Company’s First Amended Complaint denying the Company’s allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against the Company for attorneys’ fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company’s favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Mealemans, LLP, and awarded the Company $3.0 million in damages. The Company has not collected any of this amount and the Company believes that this award may be appealed by defendants. The Company is not presently aware of any appeal having been filed.

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

On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against the Company. The complaint sought declaratory relief regarding whether plaintiff was still obligated to the Company under certain previous agreements between the parties. The complaint also sought plaintiff’s costs as well as reasonable attorneys’ fees. The complaint did not seek any monetary damages against the Company. The complaint arose out of the Company’s contention that plaintiff was still obligated to the Company under an agreement entered into in May 2001 and plaintiff’s contention that it had been released from such obligation. The Company filed a motion to dismiss, or in the alternative, a motion to stay the plaintiff’s action against the Company. On or about February 7, 2006, the Court granted the motion, and issued an Order and Judgment dismissing the OfficeMax action.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint seeks damages of in excess of $22 million arising out of the defendants’ breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx) (the “California Case”). On or about June 28, 2005, the Company and OfficeMax jointly filed a stipulation in requesting that the United States District Court in California temporarily stay the California Case pending the outcome of the Motion in Ohio. On July 6, 2005, the United States District Court in California denied the parties joint stipulation request to temporarily stay the California Case and instead ordered that OfficeMax answer the complaint by August 1, 2005. On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim against the Company alleges four causes of action against the Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleges, among other things, that the Company is liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax allegedly has never been reimbursed. The Counter-Claim seeks, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys’ fees and costs of suit. The Company filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, denying that OfficeMax is entitled to obtain any relief, and plans to vigorously contest the Counter-Claim. As of the date of this report, discovery has commenced and a trial date in this action has been set for October 17, 2006. The outcome of this action is presently uncertain. However, the Company believes that all of its claims and defenses are meritorious.

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

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK

Common Stock Issued in Connection with the Exercise of Options

During the year ended December 31, 2005, the Company issued an aggregate of 1,900 shares of common stock in connection with the exercise of employee stock options issued March 9, 2004 for cash of $6,650 or at a per share price of $3.50.

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

During the year ended December 31, 2004, the Company issued warrants to purchase 20,000 shares of common stock to a financial advisory firm, 10,000 of which are exercisable at $4.00 per share and 10,000 of which are exercisable at $6.00 per share. These warrants vested immediately. None of the warrants were exercised, and such warrants expired in September 2005.

During the year ended December 31, 2005, the Company issued warrants to purchase 150,000 shares of common stock to a financial advisory firm, 50,000 of which are exercisable at $3.00 per share, 50,000 of which are exercisable at $4.00 per share and 50,000 of which are exercisable at $5.00 per share. These warrants vested immediately. None of the warrants have been exercised, and such warrants expire in January 2007.

During the year ended December 31, 2005, the Company issued warrants to purchase 30,000 shares of common stock to a financial advisory firm, 15,000 of which are exercisable at $8.00 per share and 15,000 of which are exercisable at $10.00 per share. These warrants vested immediately. None of the warrants have been exercised, and such warrants expire in November 2006.

I/OMAGIC CORPORATION

AND SUBSIDIARY

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

On June 27, 2004, the Company was advised by its current legal counsel that the Company did not have the authority to grant the 2000 Options under the 1997 Plan and 1998 Plan because the board of directors did not have the authority to extend the termination date of either the 1997 Plan or the 1998 Plan after the date each of these plans had expired pursuant to their original terms. The 1997 Plan and the 1998 Plan terminated pursuant to their own terms on December 31, 1997 and December 31, 1998, respectively. As a result, the 2000 Options were never granted by the Company and have never been outstanding. The information in this Note 14 reflects the foregoing.

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - WARRANTS AND STOCK OPTIONS (Continued)

The following summarizes options and warrants granted and outstanding as of December 31, 2005, 2004, 2003 and 2002:

	Number of Shares		Total	Weighted- Average Exercise Price
	Employee	Non- Employee
Outstanding, December 31, 2002	20,000	—	20,000	$16.95
Granted	—	40,008	40,008	$8.49
Expired, cancelled	(20,000)	—	(20,000)	$16.95

Outstanding, December 31, 2003	—	40,008	40,008	$8.49
Granted	126,375	20,000	146,375	$3.85
Expired, cancelled	(375)	(40,008)	(40,383)	$8.44

Outstanding, December 31, 2004	126,000	20,000	146,000	$3.85
Granted	370,000	180,000	550,000	$3.32
Exercised	(1,900)	—	(1,900)	$3.50
Expired, cancelled	(15,550)	(20,000)	(35,550)	$4.34

Outstanding, December 31, 2005	478,550	180,000	658,550	$3.38

Exercisable, December 31, 2005	287,491	180,000	467,491	$3.65

The following table is a summary of the stock options and warrants as of December 31, 2005:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$ 2.50–3.85	548,550	337,491	5.01 years	$2.86	$2.92
$ 4.00–6.00	100,000	100,000	1.08 years	$4.50	$4.50
$ 7.00–8.00	15,000	15,000	0.92 years	$8.00	$8.00
$ 9.00–10.00	15,000	15,000	0.92 years	$10.00	$10.00

	658,550	467,491	4.22 years	$3.38	$3.65

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

NOTE 15 - INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Current	$2,400	$2,532	$(27,148)
Deferred	—	—	—

Total	$2,400	$2,532	$(27,148)

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (Continued)

Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	2005	2004	2003
Computed “expected” tax benefit	$(617,389)	$(2,738,340)	$(165,636)
Income in income taxes resulting from expenses not deductible for tax purposes	8,672	7,955	8,106
Change in beginning of the year balance of the valuation allowance for deferred tax assets allocated to income tax expense	713,989	3,199,890	(179,295)
Return to provision adjustment	—	—	247,767
State and local income taxes, net of tax benefit	(102,872)	(466,973)	91,458
Other	—	—	(29,548)

Total	$2,400	$2,532	$(27,148)

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Deferred tax assets
Net operating loss carryforward	$10,853,808	$9,093,879
Allowance for doubtful accounts	1,347	10,687
Allowances for product returns	76,279	115,970
Allowances for sales incentives	135,475	129,747
Accrued compensation	65,599	68,789
Amortization of trademarks	2,363,610	2,609,562
Inventory	312,271	738,002
Other	17,107	14,836
Valuation allowance	(13,078,901)	(12,098,999)

Total deferred tax assets	746,595	682,473

Deferred tax liabilities
State tax	(740,455)	(676,333)
Other	(6,140)	(6,140)

Total deferred tax liabilities	(746,595)	(682,473)

Net deferred tax assets/liabilities	$—	$—

I/OMAGIC CORPORATION

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (Continued)

As of December 31, 2005 and 2004, the valuation allowance for deferred tax assets, totaled approximately $13,078,901 and $12,098,999, respectively. For the years ended December 31, 2005, 2004, and 2003, the net change in the valuation allowance was $979,902 (increase), $3,199,890 (increase) and $179,295 (increase), respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,612,000 and $17,358,000, respectively, that expire through 2025 and 2015, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005, 2004, and 2003, the Company made purchases from related parties totaling $24,510,810, $21,725,485 and $32,864,145, respectively.

Until March 28, 2003, the Company leased its warehouse and office space from a related party under the control of an officer of the Company. During the year ended December 31, 2003, the Company made rental payments totaling $86,018 to this related party.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

Quarterly Financial Data

The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net sales	$9,037	$9,558	$8,423	$10,755	$37,773
Gross profit	582	1,517	1,350	800	4,249
Operating expenses	1,670	1,227	1,485	1,396	4,778
Operating income (loss)	(1,088)	291	(136)	(596)	(1,529)
Other expense	(69)	(62)	(76)	(80)	(287)
Pre-tax income (loss)	(1,157)	229	(212)	(676)	(1,816)
Income tax provision	—	2	—	—	2
Net income (loss)	$(1,157)	$227	$(212)	$(676)	$(1,818)
Net income (loss) per common share diluted	$(0.26)	$0.05	$(0.05)	$(0.14)	$(0.40)

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net sales	$15,474	$7,490	$9,947	$11,486	$44,397
Gross profit (loss)	2,256	438	555	(271)	2,978
Operating expenses	2,056	1,834	1,698	5,293	10,881
Operating income (loss)	200	(1,396)	(1,143)	(5,564)	(7,903)
Other expense	(52)	(52)	(26)	(21)	(151)
Pre-tax income (loss)	148	(1,448)	(1,169)	(5,585)	(8,054)
Income tax provision (benefit)	3	(1)	—	1	3
Net income (loss)	$145	$(1,447)	$(1,169)	$(5,586)	$(8,057)
Net income (loss) per common share diluted	$0.03	$(0.32)	$(0.26)	$(1.23)	$(1.78)

I/OMAGIC CORPORATION

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

I/OMagic Corporation

Irvine, California

Our audits of the consolidated financial statements referred to in our report dated February 24, 2006 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedules of I/OMagic Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of I/OMagic Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

February 24, 2006

I/OMAGIC CORPORATION

AND SUBSIDIARY

	Balance, Beginning of Year	Additions Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
December 31, 2005	$24,946	$52,604	$(74,405)	$3,145
December 31, 2004	$20,553	$202,654	$(198,261)	$24,946
December 31, 2003	$2,135,660	$1,478,089	$(3,593,196)	$20,553
Reserves for obsolete inventory
December 31, 2005	$1,463,214	$841,090	$(2,274,614)	$29,690
December 31, 2004	$505,029	$2,046,217	$(1,088,032)	$1,463,214
December 31, 2003	$1,046,812	$125,000	$(666,783)	$505,029
Reserves for product returns and sales incentives
December 31, 2005	$573,570	$2,574,350	$(2,653,631)	$494,289
December 31, 2004	$812,258	$4,043,212	$(4,281,900)	$573,570
December 31, 2003	$530,082	$3,566,648	$(3,284,472)	$812,258

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)

3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (1)

10.1	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)

10.2	I/OMagic Corporation 2002 Stock Option Plan (#) (3)

10.3	Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (4)

10.4	I/OMagic Corporation 2003 Stock Option Plan (#) (6)

10.5	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)

10.6	Form of Indemnification Agreement (8)

10.7	Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (8)

10.8	Loan and Security Agreement entered into between I/OMagic Corporation and GMAC Commercial Finance LLC, dated March 9, 2005 (9)

10.9	Pledge and Security Agreement executed by I/OMagic Corporation, dated March 9, 2005 (9)

10.10	Collateral Assignment Agreement executed by I/OMagic Corporation, dated March 9, 2005 (9)

10.11	Guaranty Agreement entered into between IOM Holdings, Inc., and GMAC Commercial Finance LLC dated March 9, 2005 (9)

10.12	General Security Agreement entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (9)

10.13	Intellectual Property Security Agreement and Collateral Assignment entered into between I/OMagic Corporation and GMAC Commercial Finance LLC, dated March 9, 2005 (9)

10.14	Intellectual Property Security Agreement and Collateral Assignment entered into between IOM Holdings, Inc. and GMAC Commercial Finance LLC, dated March 9, 2005 (9)

10.15	Letter Agreement between GMAC Commercial Finance LLC and I/OMagic Corporation dated May 23, 2005 (10)

10.16	First Amendment to Loan and Security Agreement between GMAC Commercial Finance LLC and I/OMagic Corporation dated June 30, 2005 (11)

10.17	Amended and Restated Agreement between Lung Hwa Electronics Co. Ltd., and I/OMagic Corporation, dated July 21, 2005 (12)

14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)

14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)

14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(5)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(6)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(8)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(9)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2005 (File No. 000-27267).
(10)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 000-27267).
(11)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 5 filed by the Registrant with the Securities and Exchange Commission on July 1, 2005 (Reg. No. 333-115208).
(12)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 27, 2005 (File No. 000-27267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

I/OMAGIC CORPORATION

/s/ TONY SHAHBAZ
Tony Shahbaz Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TONY SHAHBAZ Tony Shahbaz	Chief Executive Officer, President and Secretary (Principal Executive Officer)	March 31, 2006

/s/ STEVE GILLINGS Steve Gillings	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006

Daniel Hou	Director	March 31, 2006

/s/ DANIEL YAO Daniel Yao	Director	March 31, 2006

/s/ STEEL SU Steel Su	Director	March 31, 2006

/s/ WILLIAM TING William Ting	Director	March 31, 2006

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002