Form 10-Q
period 2006-03-31
I/OMAGIC CORP
filed 2006-05-15
CIK 1083663

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2006

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

                         Commission File Number: 0-27267

                              I/OMAGIC CORPORATION
           (Name of small business issuer as specified in its charter)


                   NEVADA                               33-0773180
        (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)              Identification No.)

                                    4 MARCONI
                            IRVINE, CALIFORNIA 92618
                    (Address of principal executive offices)

                                 (949) 707-4800
              (Registrant's telephone number, including Area Code)

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer | |    Accelerated filer | |   Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of May 15, 2006, there were 4,537,292 shares of the issuer's common stock issued and outstanding.

================================================================================

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----

Item 1.  Financial Statements

              Consolidated Balance Sheets - March 31, 2006 (unaudited) and
                  December 31, 2005.....................................................   3

              Consolidated Statements of Income - for the three months
                  ended March 31, 2006 and 2005 (unaudited).............................   5

              Consolidated Statements of Cash Flows - for the three months ended
                  March 31, 2006 and 2005 (unaudited)...................................   6

              Notes to Consolidated Financial Statements (unaudited)....................   7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation..................................................  15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................  34

Item 4.       Controls and Procedures...................................................  35

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................  37

Item 1A.      Risk Factors..............................................................  38

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............  38

Item 3.       Defaults Upon Senior Securities...........................................  38

Item 4.       Submission of Matters to a Vote of Security Holders.......................  38

Item 5.       Other Information.........................................................  38

Item 6.       Exhibits..................................................................  38

Signatures    ..........................................................................  39

Exhibits Filed with This Report.........................................................  40


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                                     ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               2006           2005
                                                            -----------   -----------
                                                            (unaudited)
CURRENT ASSETS
       Cash and cash equivalents                            $ 2,828,816   $ 4,056,541
       Restricted cash                                           17,166        30,864
       Accounts receivable, net of allowance for doubtful
          accounts of $51,574 (unaudited) and $3,145         10,358,234    13,091,546
       Inventory, net of allowance for obsolete inventory
          of $21,266 (unaudited) and $29,690                  6,457,614     6,917,878
       Inventory in transit                                     372,925        66,478
       Prepaid expenses and other current assets              1,361,837     1,484,084
                                                            -----------   -----------

                  Total current assets                       21,396,592    25,647,391

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $1,452,570 (unaudited) and $1,422,943                    143,276       172,005
TRADEMARKS, net of accumulated amortization
    of $5,535,940 (unaudited) and $5,518,708                    413,640       430,872
OTHER ASSETS                                                     27,032        27,032
                                                            -----------   -----------

                  TOTAL ASSETS                              $21,980,540   $26,277,300
                                                            ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      I/OMAGIC CORPORATION
                                         AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2006             2005
                                                                         ------------    ------------
                                                                         (unaudited)

CURRENT LIABILITIES
   Line of credit                                                        $  5,108,887    $  5,053,582
   Accounts payable and accrued expenses                                    5,376,402       5,925,668
   Accounts payable - related parties                                       5,365,334       8,222,078
   Reserves for customer returns and sales incentives                         551,058         494,289
                                                                         ------------    ------------

     Total current liabilities                                             16,401,681      19,695,617
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred Stock
      10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                                      --              --
   Series B, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                                      --              --
   Common stock, $0.001 par value
     100,000,000 shares authorized
     4,537,292 (unaudited) and 4,529,672 shares issued and outstanding          4,538           4,532
Additional paid-in capital                                                 31,564,422      31,595,952
Treasury stock, 0 (unaudited) and 13,493 shares, at cost                           --        (126,014)
Accumulated deficit                                                       (25,990,101)    (24,892,787)
                                                                         ------------    ------------

     Total stockholders' equity                                             5,578,859       6,581,683
                                                                         ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 21,980,540    $ 26,277,300
                                                                         ============    ============



                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2006            2005
                                                    -----------     -----------
                                                    (unaudited)     (unaudited)

NET SALES                                           $ 8,993,898     $ 9,036,812
COST OF SALES                                         8,240,510       8,454,880
                                                    -----------     -----------

GROSS PROFIT                                            753,388         581,932
                                                    -----------     -----------

OPERATING EXPENSES
     Selling, marketing, and advertising                232,055         174,201
     General and administrative                       1,490,723       1,417,465
     Depreciation and amortization                       46,860          78,573
                                                    -----------     -----------

       Total operating expenses                       1,769,638       1,670,239
                                                    -----------     -----------

LOSS FROM OPERATIONS                                 (1,016,250)     (1,088,308)
                                                    -----------     -----------
OTHER INCOME (EXPENSE)
     Interest income                                         91              37
     Interest expense                                   (80,139)        (77,353)
     Other income (expense)                              (1,016)          8,332
                                                    -----------     -----------

          Total other income (expense)                  (81,064)        (68,984)
                                                    -----------     -----------
LOSS BEFORE PROVISION FOR INCOME TAXES               (1,097,314)     (1,157,291)
PROVISION FOR INCOME TAXES                                   --              --
                                                    -----------     -----------

NET LOSS                                            $(1,097,314)    $(1,157,291)
                                                    ===========     ===========

BASIC LOSS PER SHARE                                $     (0.24)    $     (0.26)
                                                    ===========     ===========

DILUTED LOSS PER SHARE                              $     (0.24)    $     (0.26)
                                                    ===========     ===========

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING             4,528,959       4,529,672
                                                    -----------     -----------

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING           4,528,959       4,529,672
                                                    -----------     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2006            2005
                                                           -----------    -----------
                                                           (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(1,097,314)   $(1,157,291)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                            29,627         61,341
       Amortization of trademarks                               17,232         17,232
       Allowance for doubtful accounts                          56,634         85,000
       Reserve for customer returns and sales incentives        56,770        197,732
       Reserve for obsolete inventory                          120,815        361,663
       Stock based compensation expense                         39,558             --
       (Increase) decrease in
         Accounts receivable                                 2,676,678      1,711,302
         Inventory                                             339,449     (1,707,452)
         Inventory in transit                                 (306,447)         1,467
         Prepaid expenses and other current assets             122,247       (447,142)
       Decrease in
         Accounts payable and accrued expenses                (549,266)      (595,679)
         Accounts payable - related parties                 (2,856,744)       (74,441)
                                                           -----------    -----------

   Net cash used in operating activities                    (1,350,761)    (1,546,268)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (899)        (1,255)
   Restricted cash                                              13,698        777,892
                                                           -----------    -----------

   Net cash provided by investing activities                    12,799        776,637
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) on line of credit                 55,305     (1,159,730)
    Exercise of stock options                                   54,932             --
                                                           -----------    -----------

Net cash provided by (used in) financing activities            110,237     (1,159,730)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                   (1,227,725)    (1,929,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,056,541      3,587,807
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,828,816    $ 1,658,446
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                          $    77,877    $    79,724
                                                           ===========    ===========
    INCOME TAXES PAID                                      $        --    $        --
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company's Annual Report on Form 10-KSB, filed with the SEC on March 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of March 31, 2006, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The unaudited consolidated financial statements include IOM Holdings, Inc. (the "Subsidiary") Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2006 was $39,558. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.23 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.24 per share.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

Net loss as reported                                                $(1,157,291)
   Plus: Stock-based compensation expense recognized
     in the Statement of Income, net of tax                                  --
   Less: Stock-based compensation expense determined under
     fair-value based method, net of tax                                (22,077)
                                                                    -----------
   Pro forma net loss                                               $(1,179,368)
                                                                    ===========
Net loss per share
   As reported - basic and diluted                                  $     (0.26)
   Pro forma - basic and diluted                                    $     (0.26)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there was none in the quarter ended March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the quarter ended March, 31, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. During 2006, there have been no new awards.

The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new standard, but the Company believes that this new standard will not have a material impact on its financial position, results of operations, or cash flows.

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

The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 (unaudited) and 2005 (unaudited) since their effect would have been anti-dilutive.

                                                          2006            2005
                                                        -------          -------
Stock options outstanding                               424,550          122,950
Warrants outstanding                                    180,000           20,000
                                                        -------          -------
TOTAL                                                   604,550          142,950
                                                        -------          -------

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2006           2005
                                                     -----------    -----------
                                                    (unaudited)
Component parts                                      $ 1,788,904    $ 2,491,594
Finished goods - warehouse                             1,418,775      1,034,877
Finished goods - consigned                             3,271,200      3,421,097
Reserves for obsolete and slow moving inventory          (21,265)       (29,690)
                                                     -----------    -----------
TOTAL                                                $ 6,457,614    $ 6,917,878
                                                     ===========    ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 (unaudited) and December 31, 2005 consisted of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           2006          2005
                                                        ----------    ----------
                                                       (unaudited)
Computer equipment and software                         $1,060,698    $1,059,799
Warehouse equipment                                         55,238        55,238
Office furniture and equipment                             281,974       281,974
Vehicles                                                    91,304        91,304
Leasehold improvements                                     106,633       106,633
                                                        ----------    ----------
                                                         1,595,847     1,595,948
Less accumulated depreciation and amortization           1,452,571     1,422,943
                                                        ----------    ----------
TOTAL                                                   $  143,276    $  172,005
                                                        ==========    ==========

For the three months ended March 31, 2006 (unaudited) and 2005 (unaudited), depreciation and amortization expense was $29,628 and $61,341, respectively.

NOTE 5 - LINE OF CREDIT

On August 15, 2003, the Company entered into an agreement for an asset-based line of credit with United National Bank, effective August 18, 2003. The line allowed the Company to borrow up to a maximum of $6.0 million. The line of credit was initially used to pay off the outstanding balance with ChinaTrust Bank (USA) as of September 2, 2003, which was $3,379,827. On March 9, 2005, the Company entered into a Loan and Security Agreement for an asset-based line of credit with GMAC Commercial Finance LLC ("GMAC"). The line of credit allows the Company to borrow up to a maximum of $10.0 million. The line of credit is to be used for general operations. The new credit facility was initially used to pay off the Company's outstanding balance with United National Bank as of March 10, 2005, which balance was $3,809,320, and was also used to pay $25,000 of the Company's closing fees for the GMAC line of credit.

The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. The Company currently is not using letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%. The prime rate as of March 31, 2006 was 7.75%. These rates are applicable if the average amount available for borrowing for the prior six month period is between $1.0 million and $3.5 million. If the average amount available for borrowing is less than $1.0 million, then the rates applicable to all amounts borrowed increase by 0.25%. If the average amount available for borrowing is greater than $3.5 million, then the rates applicable to all amounts borrowed decrease by 0.25%. For the unused portion of the line, the Company is to pay on a monthly basis, an unused line fee in the amount of 0.25% of the average unused portion of the line for the preceding month.

The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period a fixed charge coverage ratio of at least 1.5 to 1.0. A measurement period is defined in the Loan Agreement as the three month period ended March 31, 2005, the six month period ended June 30, 2005, the nine month period ended September 30, 2005, the 12 month period ended December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of March 31, 2006, the Company was in breach of the financial covenant; however, the Company received a waiver of this breach from GMAC Commercial Finance on May 8, 2006.

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


The outstanding balance with GMAC as of March 31, 2006 was $5,108,887 (unaudited). The amount available to the Company for borrowing as of March 31, 2006 was $198,982 (unaudited).


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2006            2005
                                                     ----------     ------------
                                                    (unaudited)
Accounts payable                                     $2,539,036     $  1,477,459
Accrued rebates and marketing                         2,258,068        3,848,545
Accrued compensation and related benefits               180,862          187,771
Other                                                   398,436          411,893
                                                     ----------     ------------
TOTAL                                                $5,376,402     $  5,925,668
                                                     ==========     ============

NOTE 7 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party agreed to purchase inventory on behalf of the Company. The agreement allowed the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party was to charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which were agreed by the supplier, resulted in a credit to the Company for the handling charge. As security for the trade credit facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 could be applied against outstanding accounts payables to the related party after six months. As of December 31, 2004, $1.5 million had been applied against outstanding accounts payables to the related party. The agreement was for 12 months. At the end of the 12-month period, either party was entitled to terminate the agreement upon 30 days' written notice. Otherwise, the agreement would remain continuously valid without requiring a newly signed agreement. Both parties had the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. During 2004, the Company purchased $2.5 million of inventory under this arrangement. As of December 31, 2004, there were $0 in trade payables under this arrangement. This trade line of credit was terminated on June 6, 2005 and a new trade facility was entered into. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005.

Under the terms of the new facility, the related party has agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. During the first three months of 2006, the Company purchased $2.5 million (unaudited) of inventory under this arrangement. As of March 31, 2006, there were $3,840,294 (unaudited) in trade payables under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the three months ended March 31, 2006, the Company purchased $870,000 (unaudited) of inventory under this arrangement. As of March 31, 2006, there were $1,525,040 (unaudited) in trade payables outstanding under this arrangement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through December 2008. The Company moved to its current facilities in September 2003.

Rent expense was $96,118 (unaudited) and $92,333 (unaudited) for the three months ended March 31, 2006 and 2005, respectively, and is included in general and administrative expenses in the accompanying statements of income.

LITIGATION
On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. The Company has not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict which could impact the Judgment. Both of these motions are presently scheduled to be heard by the Court on May 31, 2006. Furthermore, defendants have indicated that, if these motions are unsuccessful, they plan to appeal the Judgment.

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592

DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim against the Company alleged four causes of action against the Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that the Company was liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys' fees and costs of suit. The Company filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief. See Note 11.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company made purchases from related parties totaling approximately $3,355,635 (unaudited) and $7,495,622 (unaudited), respectively.

As of March 31, 2006 and December 31, 2005, the Company had trade payables to related parties totaling approximately $5,365,334 (unaudited) and $8,222,078, respectively.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company has the following two stock option plans:

         o        2002 Stock Option Plan (the "2002 Plan")
         o        2003 Stock Option Plan (the "2003 Plan")

The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively. The plans are collectively referred to as the "Plans," which are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2005. As of December 31, 2005, there were options to acquire 478,550 shares of common stock issued to employees and directors that were outstanding under the Plans, and warrants issued to consultants to acquire 180,000 shares of common stock that were outstanding.
The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of December 31, 2005 were as follows:

                                                    Weighted-
                                        Weighted-    Average
                                         Average    Remaining
                             Number of   Exercise  Contractual
                              Shares      Price    Life (Years)  Intrinsic Value
                              -------    --------  ------------  ---------------
As of December 31, 2005:

Outstanding                   478,550    $   2.84      4.72        $1,105,408

Expected to Vest              465,000    $   2.84      4.71        $1,076,000

Exercisable                   287,493    $   2.91      4.77        $  644,054


Aggregate intrinsic value excludes those options that are not "in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimate forfeitures for awards not yet vested.

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for warrants granted, exercisable, and expected to vest as of December 31, 2005 were as follows:

                                                    Weighted-
                                        Weighted-    Average
                                         Average    Remaining
                             Number of   Exercise  Contractual
                              Shares      Price    Life (Years)  Intrinsic Value
                              -------    --------  ------------  ---------------

As of December 31, 2005:

Outstanding                   180,000    $  4.83       0.97        $   172,500

Expected to Vest              180,000    $  4.83       0.97        $   172,500

Exercisable                   180,000    $  4.83       0.97        $   172,500

Aggregate intrinsic value excludes those warrants that are not "in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimate forfeitures for awards not yet vested.

Prior to 2005, there were no options exercised. Options exercised in 2005 were immaterial. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005, were $0, $12,275 and $463,781, respectively.

As of December 31, 2005, there was $377,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. That cost is expected to be recognized over the weighted-average period of 4.5 years.

When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

NOTE 11 - SUBSEQUENT EVENTS

In April 2006, the Company's case against OfficeMax North America, Inc. was settled in its entirety. See Note 8. In settling the matter, each party denied liability and wrongdoing and the settlement was entered into solely for the purpose of compromising and settling the litigation and in order to avoid the risk, cost, and burden of litigation and participation therein. Pursuant to the settlement, OfficeMax paid $2,375,000 (unaudited) to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION IN OUR MOST RECENT ANNUAL REPORT ON FORM 10-K AND OUR CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE INDUSTRY AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND CAPITAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR MOST RECENT ANNUAL REPORT ON FORM 10-K AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

         We are a leading provider of optical data storage products and also sell a range of portable magnetic data storage products which we call our GigaBank(TM) products. In addition, and to a much lesser extent, we sell digital entertainment and other products. Our data storage products collectively accounted for approximately 99% of our net sales in 2005 and for the first quarter of 2006, and our digital entertainment and other products collectively accounted for only approximately 1% of our net sales in 2005 and for the first quarter of 2006.

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

         Our net sales declined by $43,000, or 0.5%, to $9.0 million in the first quarter of 2006 from $9.0 million in the first quarter of 2005. Our net loss decreased by $60,000 to $1.1 million in the first quarter of 2006 from a net loss of $1.2 million in the first quarter of 2005. Our operating results were due, in large part, to the following factors:

         o NET SALES. Out net sales in the first quarter of 2006 as compared to the first quarter of 2005 were primarily due to the following combination of factors:

              o a rapid and continued decline in sales of our CD-based products;
              o    lower average selling prices of our DVD-based products; and
              o slower than anticipated growth in sales of our DVD-based products; offset by
              o    a 47% increase in sales of our GigaBank(TM) products.

         o GROSS PROFIT. Our gross margins increased by 31.3% to 8.4% in the first quarter of 2006 as compared to gross margins of 6.4% in the first quarter of 2005. This increase was primarily due to a decrease in charges to our inventory reserve from $362,000, or 2.7% of gross sales, during the first quarter of 2005 to $121,000, or 0.9% of gross sales, during the first quarter of 2006.

         A combination of factors affected our net sales, including the rapid and continued decline in sales of our CD-based products. We elected to de-emphasize CD-based products because we believe that they are included as a standard component in most new computer systems and because DVD-based products are backward-compatible with CDs. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 70.3% to $257,000 in the first quarter of 2006 from $866,000 in the first quarter of 2005.

         Another factor affecting our net sales for the first quarter of 2006 as compared to the same period in 2005 was lower than expected demand for DVD-based products which resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products continued to be extremely competitive and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first quarter of 2006, our sales of recordable DVD-based products decreased by 15.2% to $3.9 million as compared to $4.6 million in sales of recordable DVD-based products for the same period in 2005.

         In addition to the factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first quarter of 2006. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank(TM) product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank(TM) products. Sales of our GigaBank(TM) products increased to $4.3 million, or 48.6% of our net sales, in the first quarter of 2006 as compared to $2.9 million, or 33.8% of our net sales, in the first quarter of 2005.

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

         Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first quarter of 2006, our annualized inventory turnover level was 5.6 as compared to 4.8 for the first quarter of 2005, representing a period-to-period increase of 17% primarily as a result of a 14% decrease in inventory. The increase in inventory turnover for the first quarter of 2006 included $121,000 in additional reserves for slow-moving and obsolete inventory as compared to $362,000 in additional reserves for slow-moving and obsolete inventory in the first quarter of 2005. For the year 2005, our annualized inventory turnover level was 4.8 as compared to 7.5 in 2004, representing a period-to-period decrease of 36% primarily as a result of a 42% decrease in net sales, which was partially offset by a 10% decrease in inventory. The decline in inventory in 2004 included $2.0 million in additional reserves for slow-moving and obsolete inventory.

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

            Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 31% of our total net sales as compared to 37% of our total net sales in 2003, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. In 2005, our consignment sales model accounted for 33% of our total net sales as compared to 31% of our total net sales in 2004. During the first quarter of 2006 our consignment sales model accounted for 51% of our total net sales as compared to 38% of our total net sales in the first quarter of 2005, representing a 34% increase, primarily as a result of consigning more products to both Office Depot and Staples. Although consignment sales increased as a percentage of our net sales in 2005 as compared to 2004 and increased as a percentage of our net sales in the first quarter of 2006 as compared to the first quarter of 2005, it is not clear whether consignment sales as a percentage of our total net sales will grow or decline in the future.

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

RETAILERS

         Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first quarter of 2006 and during the year 2005, our six largest retailers accounted for approximately 93% and 92%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

         In addition, the data storage industry is extremely competitive. Numerous large competitors such as BenQ, Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics and Samsung Electronics compete with us in the optical data storage industry. Numerous large competitors such as Iomega, LaCie, PNY Technologies, Sony, Seagate Technology and Western Digital offer products similar to our GigaBank(TM) and EZNetshare(TM) products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

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

         In the first quarter of 2006, our sales incentives were $220,000, or 1.7% of gross sales, all of which was offset against gross sales, as compared to $453,000, or 3.3% of gross sales, in the first quarter of 2005, all of which was offset against gross sales. In 2005, our sales incentives were $1.3 million, or 2.6% of gross sales, all of which was offset against gross sales.

     MARKET DEVELOPMENT FUND AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first quarter of 2006, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $2.3 million, or 17.7% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $2.4 million, or 17.6% of gross sales, in the first quarter of 2005, all of which was offset against gross sales. These costs and fees were higher as a percentage of our net sales in the first quarter of 2006 and 2005, as compared to all of 2005 and 2004, primarily as a result of instituting sales incentives and marketing promotions in order to promote our double layer recordable DVD drives. In 2005, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.0 million, or 13.3% of gross sales, all of which was offset against gross sales. In 2004, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $7.8 million, or 13.0% of gross sales, all of which was offset against gross sales.

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

     INVENTORY OBSOLESCENCE ALLOWANCE

         Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first quarter of 2006 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $121,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first quarter of 2005, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $362,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. We reduce our inventory reserve as we reduce the values of specific products in our detailed inventory report based upon our lower-of-cost-or-market analysis. During the first quarter of 2006 and 2005, we reduced the values of specific products and accordingly reduced the reserve by $129,000 and $0, respectively. For the first quarter of 2006 and 2005, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

     STOCK-BASED COMPENSATION

         On January 1, 2006, we adopted Statements of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

         We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2006 was $39,558. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.23 per share, if we had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.24 per share.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under our stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods)

             Net loss as reported                                   $(1,157,291)
                Plus: Stock-based compensation expense recognized
                   in the Statement of Income, net of tax                    --
                Less: Stock-based compensation expense determined
                   under fair-value based method, net of tax            (22,077)
                                                                    -----------
             Pro forma net loss                                     $(1,179,368)
                                                                    ===========
             Net loss per share
                As reported - basic and diluted                     $     (0.26)
                Pro forma - basic and diluted                       $     (0.26)

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there was none in the quarter ended March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, we recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the quarter ended March, 31, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, we used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. During 2006, there have been no new awards.

         We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

                                                                                                      RESULTS AS A
                                                                                                       PERCENTAGE
                                                                     DOLLAR        PERCENTAGE     OF NET SALES FOR THE
                                            THREE MONTHS ENDED      VARIANCE        VARIANCE       THREE MONTHS ENDED
                                                 MARCH 31,         ------------   ------------          MARCH 31,
                                           --------------------     FAVORABLE      FAVORABLE     -----------------------
                                            2006         2005     (UNFAVORABLE)  (UNFAVORABLE)     2006          2005
                                           --------    --------    ------------   ------------   ---------    ----------
                                                                         (in thousands)

Net sales................................  $  8,994    $  9,037    $        (43)        (0.5)%      100.0%        100.0%
Cost of sales............................     8,241       8,455             214          2.5         91.6          93.6
                                           --------    --------    ------------   ------------   ---------    ----------
Gross profit.............................       753         582             171         29.4          8.4           6.4
Selling, marketing and advertising
  expenses...............................       232         174             (58)       (33.3)         2.6           1.9
General and administrative expenses......     1,490       1,417             (73)        (5.2)        16.6          15.7

Depreciation and amortization............        47          79              32         40.5          0.5           0.9
                                           --------    --------    ------------   ------------   ---------    ----------
Operating loss...........................    (1,016)     (1,088)             72          6.6        (11.3)        (12.0)
Net interest expense.....................       (80)        (77)             (3)        (3.9)        (0.9)         (0.9)
Other income (expense)...................        (1)          8              (9)       112.5         --             0.1
                                           --------    --------    ------------   ------------   ---------    ----------
Loss from operations before provision
  for income taxes.......................    (1,097)     (1,157)             60          5.2        (12.2)        (12.8)
Income tax provision.....................        --          --              --           --           --            --
                                           --------    --------    ------------   ------------   ---------    ----------
Net loss.................................  $ (1,097)   $ (1,157)   $         60          0.2%       (12.2)%       (12.8)%
                                           ========    ========    ============   ============   =========    ==========

         NET SALES. As discussed above, we believe that our operating results were due in large part to a combination of factors, including the continued decline in sales of our CD-based products; lower average selling prices of our DVD-based products; and slower than anticipated growth in sales of our DVD-based products; all of which were offset by a substantial increase in sales of our GigaBank(TM) products.

         Sales of our CD-based products experienced a rapid and continued decline in the first quarter of 2006 as compared to the first quarter of 2005. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of recordable CD-based products declined by 70.3% to $257,000 in the first quarter of 2006 from $866,000 in the first quarter of 2005.

         Another factor affecting our net sales for the first quarter of 2006 as compared to the same period in 2005 was lower than expected demand for DVD-based products which resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products continued to be extremely competitive and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. For the first quarter of 2006, our sales of recordable DVD-based products decreased by 15.2% to $3.9 million as compared to $4.6 million in sales of recordable DVD-based products for the same period in 2005.

         In addition to the factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in the first quarter of 2006. In addition to CD- and DVD-based optical data storage products, we also focus on and sell a line of GigaBank(TM) products, which are compact and portable hard disk drives with a built-in USB connector. We expect to broaden our range of data storage products by expanding our GigaBank(TM) product line and we anticipate that sales of these devices will increase as a percentage of our total net sales over the next twelve months. In the third quarter of 2004, we began selling our GigaBank(TM) products. Sales of our GigaBank(TM) products increased to $4.3 million, or 48.6% of our net sales, in the first quarter of 2006 as compared to $2.9 million, or 33.8% of our net sales, in the first quarter of 2005.

         Our net sales for the first quarter of 2006 were affected by a $3.9 million decrease in net sales resulting from lower average product sales prices, which was partially offset by a $3.7 million increase in net sales resulting from an increase in volume of products sold. We also had an increase of $144,000 in net sales for the first quarter of 2006 resulting from a change in our reserves for future returns on sales.

         We had a decrease of $609,000 in net sales of our CD-based products for the first quarter of 2006 comprised of a $143,000 decrease due to lower average product sales prices and a $466,000 decrease due to a decrease in the volume of products sold.

         We had a decrease of $610,000 in net sales of our DVD-based products for the first quarter of 2006 comprised of a $1.5 million decrease due to lower average product sales prices, which was partially offset by a $918,000 increase due to an increase in the volume of products sold.

         We had an increase of $1.4 million in net sales of our GigaBank(TM) products for the first quarter of 2006 comprised of a $1.9 million increase due to an increase in the volume of products sold, which was partially offset by a $492,000 decrease due to lower average product sales prices.

         GROSS PROFIT. The increase in gross profit of $171,000 from $582,000 for the first quarter of 2005 to $753,000 for the first quarter of 2006 is primarily due to a decrease in market development fund and cooperative advertising costs, rebate promotion costs and new store expenses and a decrease in our direct product costs, inventory shrinkage and related freight costs as a percentage of net sales. The increase in gross profit as a percentage of our net sales was partially due to a decrease in the dollar amount of market development fund and cooperative advertising costs, rebate promotion costs and slotting fees, although they slightly increased as a percentage of gross sales from 17.6% during the first quarter of 2005 to 17.7% of gross sales during the first quarter of 2006. These costs and fees were incurred primarily in connection with the promotion of our double-layer recordable DVD drives. Our direct product costs, inventory shrinkage and related freight costs decreased from 93.6% of net sales for the first quarter of 2005 to 91.6% of net sales for the first quarter of 2005, primarily due to the decrease in the inventory reserve.

         Our inventory reserve increased by $121,000 in the first quarter of 2006 as compared to $362,000 in the first quarter of 2005 due to our adjustment of the value of our slow-moving and obsolete inventory. As a result of the short life cycles of many of our products resulting from, in part, the effects of rapid technological change, we expect to experience additional slow-moving and obsolete inventory charges in the future. However, we cannot predict with any certainty the future level of these charges.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $58,000 in the first quarter of 2006 as compared to the first quarter of 2005. This increase was primarily due to $53,000 of display expenses incurred in the first quarter of 2006 as compared to no display expenses incurred in the first quarter of 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $73,000 in the first quarter of 2006 as compared to the first quarter of 2005. This increase was primarily due to a $132,000 increase in legal fees mainly in relation to trial expenses and a $45,000 increase in audit fees. The increase in general and administrative expenses was partially offset by a $96,000 decrease in financing fees related to our new line of credit signed in March 2005.

         DEPRECIATION AND AMORTIZATION EXPENSES. The $32,000 decrease in depreciation and amortization expenses is due to some of our fixed assets becoming fully depreciated since the first quarter of 2005.

         OTHER INCOME (EXPENSE). Other income (expense) increased by $12,000 in the first quarter of 2006 as compared to the first quarter of 2005. Net interest expense increased by $3,000 due higher interest rates in the first quarter of 2006 as compared to the first quarter of 2005. In addition, we incurred $9,000 in expense related to foreign currency transactions in connection with our sales in Canada.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the future. As of March 31, 2006, we had working capital of $5.0 million, an accumulated deficit of $26.0 million, $2.8 million in cash and cash equivalents and $10.4 million in net accounts receivable. This compares with working capital of $6.0 million, an accumulated deficit of $24.9 million, $4.1 million in cash and cash equivalents and $13.1 million in net accounts receivable as of December 31, 2005.

         For the quarter ended March 31, 2006, our cash decreased $1.3 million, or 31.7%, from $4.1 million to $2.8 million as compared to a decrease of $1.9 million, or 52.8%, for the quarter ended March 31, 2005 from $3.6 million to $1.7 million.

         Cash used in our operating activities totaled $1.4 million during the first quarter of 2006 as compared to cash used in our operating activities of $1.6 million during the first quarter of 2005. This $200,000 decrease in cash used in our operating activities primarily resulted from:

         o a $1.7 million increase comprised of a $33,000 increase in 2006 as compared to a $1.7 million decrease in 2005 resulting from a $1.0 million increase in warehouse inventory in 2005 and a $700,000 increase in consigned inventory in 2005;

         o a $1.5 million increase comprised of an $1.1 million increase in 2006 as compared to a $480,000 decrease in 2005 resulting from an increase in the use of other accounts payable;

         o a $1.0 million increase comprised of a $2.7 million increase in 2006 as compared to a $1.7 million increase in 2005 resulting from decreases in accounts receivable due to faster collections; and

         o a $569,000 increase comprised of a $122,000 increase in 2006 resulting from a decrease in prepaid expenses as compared to a $447,000 decrease in 2005 resulting from an increase in prepaid expenses.

            These increases in cash were partially offset by:

         o a $2.8 million decrease in accounts payable - related parties resulting in part from a $1.5 million increase in the use of other accounts payable and payment of outstanding invoices;

         o a $1.5 million decrease in accrued expenses due to charge-backs from customers on marketing expenses in 2006; and

         o a $241,000 decrease in our reserve for slow-moving and obsolete inventory.

         Cash provided by our investing activities totaled $13,000 during the first quarter of 2006 as compared to cash provided by our investing activities of $777,000 during the first quarter of 2005. Our investing activities during the first quarter of 2006 consisted of restricted cash related to our GMAC Commercial Finance line of credit and nominal purchases of property and equipment. Our investing activities during the first quarter of 2005 consisted of restricted cash related to our United National Bank loan and nominal purchases of property and equipment.

         Cash provided by our financing activities totaled $110,000 during the first quarter of 2006 as compared to cash used in our financing activities of $1.2 million for the first quarter of 2005. We had $55,000 in net borrowings on our GMAC Commercial Finance line of credit and received $55,000 upon the exercise of employee stock options in the first quarter of 2006. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC Commercial Finance and we borrowed an additional $1.0 million under our GMAC Commercial Finance line of credit during the first quarter of 2005.

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

         Our asset-based line of credit with GMAC Commercial Finance expires on March 9, 2008 and allows us to borrow up to $10.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 0.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. Our obligations under our loan agreement with GMAC Commercial Finance are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. The loan agreement has one financial covenant which requires us to maintain a fixed charge coverage ratio of at least 1.5 to 1.0 for the three months ended June 30, 2005, the six months ended September 30, 2005, the nine months ended December 31, 2005, the twelve months ended March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We have been in violation of this financial covenant in the past and may be in violation of this financial covenant in the future. If we are unable to attain the financial covenant ratios, then GMAC Commercial Finance has the option to immediately terminate the line of credit and the unpaid principal balance and all accrued interest on the unpaid balance will then be immediately due and payable. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

         Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of March 31, 2006, we owed GMAC Commercial Finance approximately $5.1 million and had available to us approximately $199,000 of additional borrowings. As of that date, we were in breach of the financial covenant; however, we received a waiver of this breach from GMAC Commercial Finance on May 8, 2006.

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics, which is one of our stockholders, that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of March 31, 2006, we owed Lung Hwa Electronics $3.8 million in trade payables.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of March 31, 2006, we owed BTC USA $1.5 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

         Our net loss decreased 0.2% to $1.1 million for the first quarter of 2006 from $1.2 million for the first quarter of 2005, primarily resulting from a 29.4% increase in gross profit to $753,000 in the first quarter of 2006 from $582,000 in the first quarter of 2005, which was partially offset by a 5.9% increase in operating expenses to $1.8 million in the first quarter of 2006 from $1.7 million in the first quarter of 2005. If either the absolute level or the downward trend of our net loss continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

         If any of our major retailers, or a significant number of our smaller retailers, implement or expand private label programs covering products that compete with our products, our net sales will likely decline and our net losses are likely to increase, which in turn could have a material and adverse impact on our liquidity, financial condition and capital resources. However, management intends to use its best efforts to insure that we retain our current retailers and try to expand sales to those major retailers to which we currently do not sell our products. We cannot assure you that our existing retailers will remain our customers or that we will successfully sell any products to other retailers.

         Despite our continued losses, including during the first quarter of 2006, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

         Our backlog at March 31, 2006 was $4.8 million as compared to a backlog at March 31, 2005 of $4.4 million. Based on historical trends, we anticipate that our March 31, 2006 backlog may be reduced by approximately 9.0%, or $432,000, to a net amount of $4.4 million as a result of returns and reclassification of certain expenses as reductions to net sales.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but we believes that this new standard will not have a material impact on our financial position, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operations were not subject to commodity price risk during the first three months of 2006. Our sales to a foreign country (Canada) were less than 1% of our total sales for the first three months of 2006, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

         1. As a result of our restatement of prior periods' financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006, management evaluated, in the second quarter of 2006 and as of March 31, 2006, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded, in the second quarter of 2006 and as of March 31, 2006, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

         2. We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006, management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded, in the second quarter of 2006 and as of March 31, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     HORWITZ AND BEAM

         On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence
M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded us $3.0 million in damages. We have not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict which could impact the Judgment. Both of these motions are presently scheduled to be heard by the Court on May 31, 2006. Furthermore, defendants have indicated that, if these motions are unsuccessful, they plan to appeal the Judgment.

     OFFICEMAX NORTH AMERICA, INC.

         On May 6, 2005, OfficeMax North America, Inc., or plaintiff, filed a Complaint for Declaratory Judgment in the United States District Court of the Northern District of Ohio against I/OMagic. The complaint seeks declaratory relief regarding whether plaintiff is still obligated to us under certain previous agreements between the parties. The complaint also seeks plaintiff's costs as well as reasonable attorneys' fees. The complaint arises out of our contentions that plaintiff is still obligated to us under an agreement entered into in May 2001 and plaintiff's contention that it has been released from such obligation. As of the date of this report, we have filed a motion to dismiss, or in the alternative, a motion to stay the plaintiff's action against us. The claims relating to this action were settled in connection with the settlement of the litigation described immediately below.

         On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case against OfficeMax to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against us. The Counter-Claim against us alleged four causes of action: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that the we were liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between us and OfficeMax in connection with the return of computer peripheral products to us for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys' fees and costs of suit. We filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief. In April of 2006, the case was settled in its entirety. In settling the matter, each party denied liability and wrongdoing and the settlement was entered into solely for the purpose of compromising and settling the litigation and in order to avoid the risk, cost, and burden of litigation and participation therein. Pursuant to the settlement, OfficeMax paid us $2,375,000.

         In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibit
         Number    Description
         ------    -----------

         31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002*

         31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

             _________________________
             *             Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           I/OMAGIC CORPORATION


Dated:  May 15, 2006       By: /s/ Tony Shahbaz
                               -------------------------------------------------
                                 Tony Shahbaz, President and Chief
                                 Executive Officer (principal executive officer)

Dated:  May 15, 2006       By: /s/ Steve Gillings
                               -------------------------------------------------
                                 Steve Gillings, Chief Financial Officer
                                 (principal financial and accounting officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number        Description
------        -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002