Form 10-Q
period 2006-06-30
I/OMAGIC CORP
filed 2006-08-21
CIK 1083663

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of August 18, 2006, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

================================================================================

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30, 2006 (unaudited) and
               December 31, 2005...........................................    3

           Consolidated Statements of Income - for the three and six
               months ended June 30, 2006 and 2005 (unaudited).............    5

           Consolidated Statements of Cash Flows - for the six months
               ended June 30, 2006 and 2005 (unaudited)....................    6

           Notes to Consolidated Financial Statements......................    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation........................................   16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......   38

Item 4.    Controls and Procedures.........................................   38

                                  PART II
                             OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   40

Item 1A.   Risk Factors....................................................   41

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....   41

Item 3.    Defaults Upon Senior Securities.................................   41

Item 4.    Submission of Matters to a Vote of Security Holders.............   42

Item 5.    Other Information...............................................   42

Item 6.    Exhibits........................................................   42

Signatures ................................................................   43

Exhibits Filed with This Report............................................   44

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                                     ASSETS

                                                             JUNE 30,     DECEMBER 31,
                                                               2006          2005
                                                            -----------   -----------
                                                            (unaudited)
CURRENT ASSETS
       Cash and cash equivalents                            $ 1,363,054   $ 4,056,541
       Restricted cash                                           12,307        30,864
       Accounts receivable, net of allowance for doubtful
          accounts of $39,287 (unaudited) and $3,145          9,031,657    13,091,546
       Inventory, net of allowance for obsolete inventory
          of $43,772 (unaudited) and $29,690                  8,519,079     6,917,878
       Inventory in transit                                     895,982        66,478
       Prepaid expenses and other current assets                149,160     1,484,084
                                                            -----------   -----------

                  Total current assets                       19,971,239    25,647,391

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $1,479,400 (unaudited) and $1,422,943                    130,866       172,005
TRADEMARKS, net of accumulated amortization
    of $5,553,172 (unaudited) and $5,518,708                    396,408       430,872
OTHER ASSETS                                                     38,366        27,032
                                                            -----------   -----------

                  TOTAL ASSETS                              $20,536,879   $26,277,300
                                                            ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.




                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JUNE 30,      DECEMBER 31,
                                                               2006             2005
                                                            ------------    ------------
                                                            (unaudited)

CURRENT LIABILITIES
   Line of credit                                           $  3,767,104    $  5,053,582
   Accounts payable and accrued expenses                       3,515,835       5,925,668
   Accounts payable - related parties                          6,510,561       8,222,078
   Reserves for customer returns and sales incentives            401,944         494,289
                                                            ------------    ------------

     Total current liabilities                                14,195,444      19,695,617
                                                            ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred Stock
      10,000,000 shares authorized, $0.001 par value
   Series A, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                         --              --
   Series B, 1,000,000 shares authorized, 0 and 0 shares
       Issued and outstanding                                         --              --
   Common stock, $0.001 par value
     100,000,000 shares authorized, 4,540,292 (unaudited)
     and 4,529,672 shares issued and outstanding                   4,541           4,532
Additional paid-in capital                                    31,617,025      31,595,952
Treasury stock, 0 (unaudited) and 13,493 shares, at cost              --        (126,014)
Accumulated deficit                                          (25,280,131)    (24,892,787)
                                                            ------------    ------------

     Total stockholders' equity                                6,341,435       6,581,683
                                                            ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 20,536,879    $ 26,277,300
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.





                                      I/OMAGIC CORPORATION
                                         AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                           (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               2006             2005           2006             2005
                                            ------------    ------------    ------------    ------------
                                            (unaudited)      (unaudited)     (unaudited)     (unaudited)

NET SALES                                   $  9,881,740    $  9,557,611    $ 18,875,639    $ 18,594,423
COST OF SALES                                  8,471,864       8,040,306      16,712,375      16,495,186
                                            ------------    ------------    ------------    ------------

GROSS PROFIT                                   1,409,876       1,517,305       2,163,264       2,099,237
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, marketing, and advertising         223,637         123,224         455,692         297,425
     General and administrative                2,718,339       1,042,376       4,152,428       2,459,841
     Depreciation and amortization                44,062          60,728          90,922         139,301
                                            ------------    ------------    ------------    ------------

       Total operating expenses                2,986,038       1,226,328       4,699,042       2,896,567
                                            ------------    ------------    ------------    ------------

PROFIT (LOSS) FROM OPERATIONS                 (1,576,162)        290,977      (2,535,778)       (797,330)
                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                  14             245             106             282
     Interest expense                            (91,582)        (64,798)       (171,722)       (142,151)
     Other income                              2,378,500           2,948       2,320,850          11,280
                                            ------------    ------------    ------------    ------------

          Total other income (expense)         2,286,932         (61,605)      2,149,234        (130,589)
                                            ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                710,770         229,372        (386,544)       (927,919)

PROVISION FOR INCOME TAXES                           800           2,400             800           2,400
                                            ------------    ------------    ------------    ------------

NET INCOME (LOSS)                           $    709,970    $    226,972    $   (387,344)   $   (930,319)
                                            ============    ============    ============    ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE   $       0.16    $       0.05    $      (0.09)   $      (0.21)
                                            ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED-AVERAGE
   SHARES OUTSTANDING                          4,539,896       4,529,672       4,534,458       4,529,672
                                            ============    ============    ============    ============


                      The accompanying notes are an integral part of these
                               consolidated financial statements.




                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                              2006           2005
                                                           -----------    -----------
                                                           (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $  (387,344)   $  (930,319)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                            56,458        104,837
       Amortization of trademarks                               34,464         34,464
       Allowance for doubtful accounts                          36,142         91,581
       Reserve for customer returns and sales incentives       (92,345)      (102,931)
       Reserve for obsolete inventory                          220,815        536,566
       Stock based compensation expense                         84,664             --
       (Increase) decrease in
         Accounts receivable                                 4,023,748      2,051,188
         Inventory                                          (1,822,016)    (2,601,550)
         Inventory in transit                                 (829,504)       461,261
         Prepaid expenses and other current assets           1,334,925       (518,317)
         Other assets                                          (11,334)            --
       Decrease in
         Accounts payable and accrued expenses              (2,409,836)      (458,796)
         Accounts payable - related parties                 (1,711,517)       396,262
                                                           -----------    -----------

   Net cash used in operating activities                    (1,472,680)      (935,754)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (15,318)        (1,255)
   Restricted cash                                              18,557        825,685
                                                           -----------    -----------

   Net cash provided by investing activities                     3,239        824,430
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                          (1,286,478)    (1,771,612)
    Exercise of stock options                                   62,432             --
                                                           -----------    -----------

Net cash used in financing activities                       (1,224,046)    (1,771,612)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                   (2,693,487)    (1,882,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,056,541      3,587,807
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,363,054    $ 1,704,871
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                          $   168,175    $   141,816
                                                           ===========    ===========
    INCOME TAXES PAID                                      $        --    $     2,400
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


                                       6

                              I/OMAGIC CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary (collectively, the "Company") develop, manufacture through subcontractors, market, and distribute optical and mobile data storage products to the consumer electronics marketplace.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2006, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and six months ended June 30, 2006 was $45,104 and $84,664, respectively, and are included in general and administrative expenses. Income (loss) from operations for the three and six months ended June 30, 2006 would have been $(1,531,058) and $(2,451,114), respectively, if the Company had not adopted SFAS 123(R). Income (loss) before income taxes for the three and six months ended June 30, 2006 would have been

$755,874 and $(301,880), respectively, if the Company had not adopted SFAS 123(R). Net income (loss) for the three and six months ended June 30, 2006 would have been $755,074 and $(302,680), respectively, if the Company had not adopted SFAS 123(R). For the three and six months ended June 30, 2006, cash flow from operations and cash flow from financing activities were not effected by the adoption of SFAS 123(R). Basic income (loss) per share for the three and six months ended June 30, 2006 would have been $0.17 and $(0.07), respectively, if the Company had not adopted SFAS 123(R), compared to reported basic income
(loss) per share of $0.16 and $(0.09), respectively. Diluted income (loss) per share for the three and six months ended June 30, 2006 would have been $0.16 and $(0.07), respectively, if the Company had not adopted SFAS 123(R), compared to reported diluted income (loss) per share of $0.16 and $(0.09), respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                    THREE MONTHS    SIX MONTHS
                                                        ENDED          ENDED
                                                   JUNE 30, 2005   JUNE 30, 2005
                                                      ---------     -----------

Net income (loss), as reported                        $ 226,972     $  (930,319)

   Stock-based employee compensation expense
   included in reported net income (loss),
   net of related tax effects                                --              --

   Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects                                          (21,711)        (43,788)
                                                      ---------     -----------
   Pro forma net income (loss)                        $ 205,261     $  (974,107)
                                                      =========     ===========
Net income (loss) per common share:
   Basic and diluted, as reported                     $    0.05     $     (0.21)
                                                      =========     ===========
   Basic and diluted, pro forma                       $    0.04     $     (0.22)
                                                      =========     ===========

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Income. Stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there was none granted in the three and six months ended June 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and six months ended June 30, 2005, there was no stock-based compensation expense recognized in the Consolidated Statements of Income for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. There were no new awards during the first six months of 2006.

The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FIN 48 on its results of operations and financial position.

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

INCOME (LOSS) PER SHARE

The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted income per share for the six months ended June 30, 2006 (unaudited) and 2005 (unaudited) since their effect would have been anti-dilutive, and for the three months ended June 30, 2006 (unaudited) and 2005 (unaudited) due to the exercise price being greater than the Company's weighted-average stock price for the period.

                                                        JUNE 30,        JUNE 30,
                                                         2006            2005
                                                        -------         -------
Stock options outstanding                               424,500         121,950
Warrants outstanding                                    180,000          20,000
                                                        -------         -------
  TOTAL                                                 604,500         141,950
                                                        =======         =======

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2006           2005
                                                     -----------    -----------
                                                     (unaudited)
Component parts                                      $ 2,245,694    $ 2,491,594
Finished goods - warehouse                             1,729,028      1,034,877
Finished goods - consigned                             4,588,129      3,421,097
Reserves for obsolete and slow moving inventory          (43,772)       (29,690)
                                                     -----------    -----------
  TOTAL                                              $ 8,519,079    $ 6,917,878
                                                     ===========    ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2006           2005
                                                     -----------    ------------
                                                     (unaudited)
Computer equipment and software                      $ 1,060,698    $  1,059,799
Warehouse equipment                                       69,013          55,238
Office furniture and equipment                           282,618         281,974
Vehicles                                                  91,304          91,304
Leasehold improvements                                   106,633         106,633
                                                     -----------    ------------
                                                       1,610,266       1,594,948
Less accumulated depreciation and amortization         1,479,400       1,422,943
                                                     -----------    ------------
  TOTAL                                              $   130,866    $    172,005
                                                     ===========    ============

For the six months ended June 30, 2006 (unaudited) and 2005 (unaudited), depreciation and amortization expense was $90,922 and $139,301, respectively. For the three months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited), depreciation and amortization expense was $44,062 and $60,728, respectively.

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

The line of credit expires on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. The Company currently is not using letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%. The prime rate as of June 30, 2006 was 8.25%. These rates are applicable if the average amount available for borrowing for the prior six month period is between $1.0 million and $3.5 million. If the average amount available for borrowing is less than $1.0 million, then the rates applicable to all amounts borrowed increase by 0.25%. If the average amount available for borrowing is greater than $3.5 million, then the rates applicable to all amounts borrowed decrease by 0.25%. For the unused portion of the line, the Company is to pay on a monthly basis, an unused line fee in the amount of 0.25% of the average unused portion of the line for the preceding month.

The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period a fixed charge coverage ratio of at least 1.5 to 1.0. A measurement period is defined in the Loan Agreement as the three month period ended March 31, 2005, the six month period ended June 30, 2005, the nine month period ended September 30, 2005, the 12 month period ended December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of June 30, 2006, the Company was in breach of the financial covenant. GMAC has declined to provide a waiver for this covenant default. However, the Company is currently in discussions with GMAC regarding entering into a forbearance agreement addressing this covenant default. The Company believes that GMAC will review possible parameters for this forbearance agreement during the remainder of August 2006.

The obligations of the Company under the Loan Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's Subsidiary. The obligations of the Company and the guarantee obligations of its Subsidiary are secured pursuant to a Pledge and Security Agreement executed by the Company, a Collateral Assignment Agreement executed by the Company, a Guaranty Agreement executed by its Subsidiary, a General Security Agreement executed by its Subsidiary, an Intellectual Property Security Agreement and Collateral Assignment executed by the Company, and an Intellectual Property Security Agreement and Collateral Assignment executed by its Subsidiary.

The outstanding balance with GMAC as of June 30, 2006 was $3,767,104 (unaudited). The amount available to the Company for borrowing as of June 30, 2006 was $475,011 (unaudited).


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2006            2005
                                                    -----------     ------------
                                                    (unaudited)
Accounts payable                                    $ 1,038,268     $  1,477,459
Accrued rebates and marketing                         1,994,542        3,848,545
Accrued compensation and related benefits               124,881          187,771
Other                                                   358,144          411,893
                                                    -----------     ------------
  TOTAL                                             $ 3,515,835     $  5,925,668
                                                    ===========     ============

NOTE 7 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

In January 2003, the Company entered into a trade credit facility with a related party, whereby the related party agreed to purchase inventory on behalf of the Company. The agreement allowed the Company to purchase up to $10.0 million, with payment terms of 120 days following the date of invoice. The third party was to charge the Company a 5% handling fee on the supplier's unit price. A 2% discount to the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which were agreed by the supplier, resulted in a credit to the Company for the handling charge. As security for the trade credit facility, the Company paid the related party a security deposit of $1.5 million, of which $750,000 could be applied against outstanding accounts payables to the related party after six months. As of December 31, 2004, $1.5 million had been applied against outstanding accounts payables to the related party. The agreement was for 12 months. At the end of the 12-month period, either party was entitled to terminate the agreement upon 30 days' written notice. Otherwise, the agreement would remain continuously valid without requiring a newly signed agreement. Both parties had the right to terminate the agreement one year following the inception date by giving the other party 30 days written notice of termination. During 2004, the Company purchased $2.5 million of inventory under this arrangement. As of December 31, 2004, there were $0 in trade payables under this arrangement. This trade line of credit was terminated on June 6, 2005 and a new trade facility agreement was entered into, which was subsequently amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005.

Under the terms of the facility, the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company could purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms were 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee would be applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, would result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms were 90 days following the date of the invoice by the related party. The Company was to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement would continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party.

A second amended and restated trade facility agreement was entered into with this related party on May 3, 2006 and was effective as of April 1, 2006. The terms of the second amended and restated trade facility agreement are substantially the same as those of the initial amended and restated trade facility agreement, except that (i) the related party charges the Company a 4% handling fee on a supplier's unit price instead of the 5% handling fee previously charged, (ii) the 2% discount of the handling fee would no longer apply regardless of purchasing volume, and (iii) the 10% down-payment of the purchase price on any purchase orders is due within ten days instead of one week. During the first six months of 2006, the Company purchased $10.8 million (unaudited) of inventory under this arrangement. As of June 30, 2006, there were $6,266,134 (unaudited) in trade payables under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the six months ended June 30, 2006, the Company purchased $1,183,000 (unaudited) of inventory under this arrangement. As of June 30, 2006, there were $244,427 (unaudited) in trade payables outstanding under this arrangement.


NOTE 8 - TREASURY STOCK

The Company retired 13,493 shares of treasury stock valued at $126,014 in the six months ended June 30, 2006.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through December 2008. The Company moved to its current facilities in September 2003.

Rent expense was $192,236 (unaudited) and $187,604 (unaudited) for the six months ended June 30, 2006 and 2005, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Income. Rent expense was $96,118 (unaudited) and $95,271 (unaudited) for the quarter ended June 30, 2006 and 2005, respectively.

LITIGATION
On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the Company's First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against the Company for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. The Company has not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Appeals have since been filed as to both the original Judgment and the Amended Judgment. These appeals remain pending.

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim against the Company alleged four causes of action against the
Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that the Company was liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys' fees and costs of suit. The Company filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief.

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


NOTE 10 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company made purchases from related parties totaling approximately $11,975,223 (unaudited) and $13,332,465 (unaudited), respectively.

As of June 30, 2006 and December 31, 2005, the Company had trade payables to related parties totaling approximately $6,510,561 (unaudited) and $8,222,078, respectively.


NOTE 11 - STOCK OPTIONS AND WARRANTS

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

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options granted, exercisable, and expected to vest under the Plans as of December 31, 2005 were as follows:

                                                        Weighted-
                                         Weighted-       Average
                                          Average       Remaining
                           Number of      Exercise     Contractual    Intrinsic
                             Shares        Price       Life (Years)     Value
                          -----------   ------------   -----------   -----------
As of December 31, 2005:

Outstanding                   478,550   $       2.84          4.72   $ 1,105,408

Expected to Vest              465,000   $       2.84          4.71   $ 1,076,000

Exercisable                   287,493   $       2.91          4.77   $   644,054

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

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for warrants granted, exercisable, and expected to vest as of December 31, 2005 were as follows:

                                                        Weighted-
                                         Weighted-       Average
                                          Average       Remaining
                           Number of      Exercise     Contractual    Intrinsic
                             Shares        Price       Life (Years)     Value
                          -----------   ------------   -----------   -----------
As of December 31, 2005:

Outstanding                   180,000   $       4.83          0.97   $   172,500

Expected to Vest              180,000   $       4.83          0.97   $   172,500

Exercisable                   180,000   $       4.83          0.97   $   172,500

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

OVERVIEW

         We are a leading provider of optical and mobile data storage products. Our data storage products consist of a range of products that store traditional personal computer data as well as music, photos, movies, games and other multi-media content. These products are designed principally for general data storage purposes. Our optical data storage products include both internal and external DVD drives and internal and external CD drives. In addition to optical data storage products, we also focus on and sell a line of mobile data storage products, which we call our GigaBankTM, DataBankTM and Data-to-GoTM products, and which are compact and portable hard disk drives with a built-in USB connector with data storage capacities ranging from 4 gigabytes to 750 gigabytes.

         We sell our products through computer, consumer electronics, office supply superstores, warehouse and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. In the past three years, our major retailers have included Best Buy, Circuit City, CompUSA, Costco, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic(R), however, from time to time, we also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names.

         Our optical data storage products collectively accounted for approximately 48% of our net sales in the first six months of 2006 and our mobile data storage products collectively accounted for approximately 52% of our net sales in the first six months of 2006. Our optical data storage products accounted for approximately 63% of our net sales in the first six months of 2005 and our mobile data storage products accounted for approximately 37% of our net sales in the first six months of 2005. This sales mix reflects our continued and increasing focus on mobile data storage products.

         Our net sales increased by $281,000, or 1.5%, to $18.9 million in the first six months of 2006 from $18.6 million in the first six months of 2005. Our net loss decreased by $543,000 to $387,000 in the first six months of 2006 from a net loss of $930,000 in the first six months of 2005. Our operating results were due, in large part, to the following factors:

         o NET SALES. Our small increase in net sales in the first six months of 2006 as compared to the first six months of 2005 was primarily due to the following combination of factors:

              o a continued and substantial increase in sales of our mobile data storage products combined with a lower rate of returns and less sales incentives associated with these products; sales of our mobile data storage products increased by 49% in the first six months of 2006 as compared to the same period in 2005; which was partially offset by

              o a continued decline in sales of our optical data storage products combined with a higher rate of returns and greater sales incentives associated with these products; sales of our optical data storage products decreased by 19% in the first six months of 2006 as compared to the same period in 2005;

         o GROSS PROFIT. Our gross profit margins increased to 11.5% in the first six months of 2006 as compared to gross profit margins of 11.3% in the first six months of 2005. This increase was primarily due to increased sales of our mobile data storage products, which generally have higher gross profit margins, and decreased sales of our optical data storage products, which generally have lower gross profit margins. In addition, our mobile data storage products have lower rates of return and less market pressure for sales incentives as compared to our optical data storage products. The increase in gross profit margins was partially offset by an increase in freight costs due to shipping more product via air to expedite sales of our mobile data storage products combined with a general increase in fuel prices.

         o OPERATING EXPENSES. Our operating expenses increased by 62.2% to 24.9% of net sales in the first six months of 2006 as compared to 15.6% of net sales in the first six months of 2005. This increase was primarily due to increased general and administrative expenses, including approximately $1.2 million of offering expenses realized in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006 and is not now completed and may never be completed. In addition, our operating expenses increased due to higher legal fees, audit fees and product assembly fees in the first six months of 2006 as compared to the same period in 2005.

         o OTHER INCOME. Our other income increased by over approximately $2.4 million. This increase was due to the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax.

         A combination of factors affected our net sales, including the continued decline in sales of our optical data storage products. We continue to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the first six months of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 19% to $9.0 million, or 48% of our net sales, in the first six months of 2006 as compared to $11.1 million, or 63% of our net sales, in the first six months of 2005.

         In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the first six months of 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months. Sales of our mobile data storage products increased by 49% to $9.7 million, or 52% of our net sales, in the first six months of 2006 as compared to $6.5 million, or 37% of our net sales, in the first six months of 2005.

         One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established technologies. We expect to continue to apply this strategy, as we have done in the contexts of optical data storage products and for our mobile data storage products, to next-generation super-high capacity storage devices. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and gross profit margins and avoid relying on the highly competitive market of last-generation and older devices.

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

         Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance and in greater exposure to the danger of declining average selling prices. However, our consignment sales model allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

         Our targeted inventory turnover levels for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover level of approximately 6.5 to 8.5. For the first six months of 2006, our annualized inventory turnover level was 4.4 as compared to 4.5 for the first six months of 2005, primarily as a result of a 4% increase in inventory. The increase in inventory turnover for the first six months of 2006 included $221,000 of expenses for slow-moving and obsolete inventory as compared to $537,000 of expenses for slow-moving and obsolete inventory in the first six months of 2005. For the year 2005, our annualized inventory turnover level was 4.8 as compared to 7.5 in 2004, primarily as a result of a 42% decrease in net sales, which was partially offset by a 10% decrease in inventory.

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

            Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 31% of our total net sales as compared to 37% of our total net sales in 2003, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. In 2005, our consignment sales model accounted for 33% of our total net sales as compared to 31% of our total net sales in 2004. During the first six months of 2006 our consignment sales model accounted for 42% of our total net sales as compared to 34% of our total net sales in the first six months of 2005, representing a 24% increase, primarily as a result of consigning more products to both Office Depot and Staples. Although consignment sales increased as a percentage of our net sales in 2005 as compared to 2004 and increased as a percentage of our net sales in the first six months of 2006 as compared to the first six months of 2005, it is not clear whether consignment sales as a percentage of our total net sales will grow or decline in the future.

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

RETAILERS

         Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first six months of 2006 and during the year 2005, our six largest retailers accounted for approximately 89% and 99%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

         In addition, the data storage industry is extremely competitive. Numerous competitors such as BenQ, Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony, and TDK, compete with us in the optical data storage industry. Competitors such as Iomega, LaCie, Maxtor, PNY Technologies, SimpleTech, Sony, Seagate Technology and Western Digital offer products similar to our GigaBankTM, DataBankTM and Data-to-GoTM mobile data storage products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

         In the first six months of 2006, our sales incentives were $372,000, or 1.5% of gross sales, all of which was offset against gross sales, as compared to $832,000, or 3.2% of gross sales, in the first six months of 2005, all of which was offset against gross sales. This 53% decrease in sales incentives as a percentage of gross sales reflects our shift in product mix towards mobile data storage products, which experience less market pressure for sales incentives, and away from optical data storage products. In 2005, our sales incentives were $1.3 million, or 2.6% of gross sales, all of which was offset against gross sales.

   MARKET DEVELOPMENT FUND AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first six months of 2006, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $3.5 million, or 13.7% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $3.6 million, or 13.6% of gross sales, in the first six months of 2005, all of which was offset against gross sales.

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

   INVENTORY OBSOLESCENCE ALLOWANCE

         Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first six months of 2006 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $221,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first six months of 2005, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $537,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. We reduce our inventory reserve as we reduce the values of specific products in our detailed inventory report based upon our lower-of-cost-or-market analysis. During the first six months of 2006 and 2005, we reduced the values of specific products and accordingly reduced the reserve by $207,000 and $0, respectively. For the first six months of 2006 and 2005, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

         Our current estimated weighted average future product return rate is approximately 8.0%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

         We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and six months ended June 30, 2006 was $45,104 and $84,664, respectively, and are included in general and administrative expenses.

Income (loss) from operations for the three and six months ended June 30, 2006 would have been $(1,531,058) and $(2,451,114), respectively, if we had not adopted SFAS 123(R). Income (loss) before income taxes for the three and six months ended June 30, 2006 would have been $755,874 and $(301,880), respectively, if we had not adopted SFAS 123(R). Net income (loss) for the three and six months ended June 30, 2006 would have been $755,074 and $(302,680), respectively, if we had not adopted SFAS 123(R). For the three and six months ended June 30, 2006, cash flow from operations and cash flow from financing activities were not effected by the adoption of SFAS 123(R). Basic income (loss) per share for the three and six months ended June 30, 2006 would have been $0.17 and $(0.07), respectively, if we had not adopted SFAS 123(R), compared to reported basic income (loss) per share of $0.16 and $(0.09), respectively. Diluted income (loss) per share for the three and six months ended June 30, 2006 would have been $0.16 and $(0.07), respectively, if we had not adopted SFAS 123(R), compared to reported diluted income (loss) per share of $0.16 and $(0.09), respectively.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under our stock option plans for the six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula, or the Black-Scholes model, and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                      THREE MONTHS   SIX MONTHS
                                                         ENDED         ENDED
                                                        JUNE 30,      JUNE 30,
                                                          2005          2005
                                                       ---------    -----------

        Net income (loss), as reported                 $ 226,972    $  (930,319)

           Stock-based employee compensation expense
           included in reported net income (loss),
           net of related tax effects                         --             --

           Total stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects                           (21,711)       (43,788)
                                                       ---------    -----------
        Pro forma net income (loss)                    $ 205,261    $  (974,107)
                                                       =========    ===========
        Net income (loss) per common share:
           Basic and diluted, as reported              $    0.05    $     (0.21)
                                                       =========    ===========
           Basic and diluted, pro forma                $    0.04    $     (0.22)
                                                       =========    ===========

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there were no grants during the three and six months ended June 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, we recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and six months ended June 30, 2005, there was no stock-based compensation expense recognized in the Consolidated Statements of Income for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

         Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, we used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. There were no new awards during the first six months of 2006.
         We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

                                                                                                 RESULTS AS A PERCENTAGE
                                                                      DOLLAR       PERCENTAGE      OF NET SALES FOR THE
                                              THREE MONTHS ENDED     VARIANCE       VARIANCE       THREE MONTHS ENDED
                                                   JUNE 30,         ----------    ------------           JUNE 30,
                                              ------------------     FAVORABLE       FAVORABLE     -------------------
                                               2006       2005     (UNFAVORABLE)   (UNFAVORABLE)    2006         2005
                                              -------    -------    ----------    ------------     -------     -------
                                                      (in thousands)

Net sales .................................   $ 9,882    $ 9,558    $      324             3.4%      100.0%      100.0%
Cost of sales .............................     8,472      8,041          (431)           (5.4)       85.7        84.1
                                              -------    -------    ----------    ------------     -------     -------
Gross profit ..............................     1,410      1,517          (107)           (7.1)       14.3        15.9
Selling, marketing and advertising
  expenses ................................       224        123          (101)          (82.1)        2.3         1.3
General and administrative expenses .......     2,718      1,042        (1,676)         (160.8)       27.5        10.9
Depreciation and amortization .............        44         61            17            27.9         0.4         0.6
                                              -------    -------    ----------    ------------     -------     -------
Operating income (loss) ...................    (1,576)       291        (1,867)         (641.6)      (16.0)        3.0
Net interest expense ......................       (91)       (65)          (26)          (40.0)       (0.9)       (0.7)
Other income ..............................     2,378          3         2,375        79,166.7        24.1          --
                                              -------    -------    ----------    ------------     -------     -------
Income from operations before provision
  for income taxes ........................       711        229           482           210.5         7.2         2.4
Income tax provision ......................         1          2             1            50.0          --          --
                                              -------    -------    ----------    ------------     -------     -------
Net Income ................................   $   710    $   227    $      483           212.8%        7.2%        2.4%
                                              =======    =======    =========    =============     =======     =======

         NET SALES. As discussed above, we believe that the increase in the amount of $324,000 in net sales from $9.6 million for the quarter ended June 30, 2005 to $9.9 million for the quarter ended June 30, 2006 is primarily due to the substantial increase in the sale of our mobile data storage products, which was partially offset by the continued decline in sales of our optical data storage products.
         As also discussed above, a combination of factors affected our net sales. We continued to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the first six months of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 20% to $4.8 million, or 48% of our net sales, in the second quarter of 2006 as compared to $6.0 million, or 62% of our net sales, in the second quarter of 2005.

         In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the quarter ended June 30, 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months. Sales of our mobile data storage products increased by 50% to $5.1 million, or 52% of our net sales, in the second quarter of 2006 as compared to $3.4 million, or 35% of our net sales, in the second quarter of 2005.

         Two other items also had an important impact on the increase in net sales in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. For the quarter ended June 30, 2006 our product return rate was 10% of gross sales, or $1.2 million, compared to 13% of gross sales, or $1.7 million, for the quarter ended June 30, 2005. The decline in our product return rate was caused by an increase in sales of our mobile data storage products, which generally have lower rates of return, and a decrease in sales of our optical data storage products, which generally have higher rates of return. In addition, for the quarter ended June 30, 2006, our sales incentives were 1% of gross sales, or $152,000, compared to 3% of gross sales, or $378,000, for the quarter ended June 30, 2005. The decline in our sales incentive rates was also caused by an increase in sales of our mobile data storage products, which generally experience less market pressure for sales incentives, and a decrease in sales of our optical data storage products, which generally experience higher market pressure for sales incentives.

         GROSS PROFIT. The decrease in gross profit of $107,000 from $1.5 million for the quarter ended June 30, 2005 to $1.4 million for the quarter ended June 30, 2006 is primarily due to two factors: an increase in freight costs and a decline in gross margins. Freight costs as a percentage of net sales increased from 3% for the quarter ended June 30, 2005 to 6% for the quarter ended June 30, 2006. The increase in freight costs is primarily due to shipping more product via air to expedite sales of our mobile data storage products combined with a general increase in fuel prices. Our gross profit margins decreased to 14.3% in the second quarter of 2006 as compared to gross profit margins of 15.9% in the second quarter of 2005. The decrease in gross profit margins was primarily due to the increase in freight costs.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $100,000 in the quarter ending June 30, 2006 as compared to the quarter ending June 30, 2005. This increase was primarily due to display expenses, which we generally do not incur, but which were incurred to better position our mobile data storage products at retailer locations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.7 million in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. This increase was primarily due to approximately $1.2 million of offering expenses realized in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006 and is not now completed and may never be completed. This increase was also due to $200,000 in legal fees mainly in relation to trial expenses associated with ongoing litigation matters, $100,000 in audit fees and a $150,000 increase in product assembly costs. We believe that the additional product assembly costs will enable us to more efficiently deliver our products and improve our cash flow. In addition, $45,000 of stock-based compensation expenses are included in general and administrative expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. The $17,000 decrease in depreciation and amortization expenses resulted from certain of our fixed assets becoming fully depreciated since the quarter ended June 30, 2005.

         OTHER INCOME. Other income increased by $2.4 million in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. This increase was primarily due to the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax. The settlement funds were partially offset by an increase in net interest expense of $26,000 due to higher interest rates in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) COMPARED TO SIX MONTHS ENDED
   JUNE 30, 2005 (UNAUDITED)

                                                                                                       RESULTS AS A PERCENTAGE
                                                                            DOLLAR       PERCENTAGE     OF NET SALES FOR THE
                                                   SIX MONTHS ENDED        VARIANCE       VARIANCE         SIX MONTHS ENDED
                                                       JUNE 30,           ----------    ------------           JUNE 30,
                                                 ---------------------     FAVORABLE      FAVORABLE      -------------------
                                                    2006        2005     (UNFAVORABLE)  (UNFAVORABLE)     2006         2005
                                                 ---------    --------    ----------    ------------     -------     -------
                                                         (in thousands)

Net sales ....................................   $  18,876    $ 18,594    $      282             1.5%      100.0%      100.0%
Cost of sales ................................      16,712      16,495          (217)           (1.3)       88.5        88.7
                                                 ---------    --------    ----------    ------------     -------     -------
Gross profit .................................       2,164       2,099            65             3.1        11.5        11.3
Selling, marketing and advertising expenses...         456         297          (159)          (53.5)        2.4         1.6
General and administrative expenses ..........       4,152       2,460        (1,692)          (68.8)       22.0        13.2
Depreciation and amortization ................          91         139            48            34.5         0.5         0.8
                                                 ---------    --------    ----------    ------------     -------     -------
Operating loss ...............................      (2,535)       (797)       (1,738)         (218.1)      (13.4)       (4.3)
Net interest expense .........................        (172)       (142)          (30)          (21.1)       (0.9)       (0.8)
Other income .................................       2,321          11         2,310        21,000.0        12.3         0.1
                                                 ---------    --------    ----------    ------------     -------     -------
Loss from operations before provision for
  income taxes ...............................        (386)       (928)          542           (58.4)       (2.0)       (5.0)
Income tax provision .........................           1           2             1            50.0        --          --
                                                 ---------    --------    ----------    ------------     -------     -------
Net Loss .....................................   $    (387)   $   (930)   $      543           (58.4)%      (2.1)%      (5.0)%
                                                 =========    ========    ==========    ============     =======     =======

         NET SALES. As discussed above, we believe that the increase in the amount of $282,000 in net sales from $18.6 million for the six months ended June 30, 2005 to $18.9 million for the six months ended June 30, 2006 is primarily due to the substantial increase in the sale of our mobile data storage products, which was partially offset by the continued decline in sales of our optical data storage products.

         As also discussed above, a combination of factors affected our net sales. We continued to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the first six months of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 19% to $9.0 million, or 48% of our net sales, in the first six months of 2006 as compared to $11.1 million, or 63% of our net sales, in the first six months of 2005.

         In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the quarter ended June 30, 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months. Sales of our mobile data storage products increased by 49% to $9.7 million, or 52% of our net sales, in the first six months of 2006 as compared to $6.5 million, or 37% of our net sales, in the first six months of 2005.

         Two other items also had an important impact on the increase in net sales in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006 our product return rate was 10% of gross sales, or $2.5 million, compared to 13% of gross sales, or $3.4 million, for the six months ended June 30, 2005. The decline in our product return rate was caused by an increase in sales of our mobile data storage products, which generally have lower rates of return, and a decrease in sales of our optical data storage products, which generally have higher rates of return. In addition, for the six months ended June 30, 2006, our sales incentives were 2% of gross sales, or $373,000, compared to 4% of gross sales, or $832,000, for the six months ended June 30, 2005. The decline in our sales incentive rates was also caused by an increase in sales of our mobile data storage products, which generally experience less market pressure for sales incentives, and a decrease in sales of our optical data storage products, which generally experience higher market pressure for sales incentives.

         GROSS PROFIT. The slight increase in gross profit of $65,000 from $2.1 million for the first six months of 2005 to $2.2 million for the first six months of 2006 is primarily due to a decrease in charges to our inventory reserve from $537,000, or 2% of gross sales, during the first six months of 2005 to $221,000, or 1% of gross sales, during the first six months of 2006. The large adjustment in 2005 was due to the adjustment of the value of our slow-moving and obsolete inventory.

         In addition, our gross profit margins increased to 11.5% in the first six months of 2006 as compared to gross profit margins of 11.3% in the first six months of 2005. This increase was primarily due to increased sales of our mobile data storage products, which generally have higher gross profit margins, and decreased sales of our optical data storage products, which generally have lower gross profit margins. In addition, our mobile data storage products have lower rates of return and less market pressure for sales incentives as compared to our optical data storage products.

         The decrease in charges to our inventory reserve and our increased gross profit margins were partially offset by an increase in freight costs. Freight costs as a percentage of net sales increased from 3% for the six months ended June 30, 2005 to 5% for the six months ended June 30, 2006. The increase in freight costs is primarily due to shipping more product via air to expedite sales of our mobile data storage products combined with a general increase in fuel prices.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $159,000 in the first six months of 2006 as compared to the first six months of 2005. This increase was primarily due to display expenses, which we generally do not incur, but which were incurred to better position our mobile data storage products at retailer locations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.7 million in the first six months of 2006 as compared to the first six months of 2005. This increase was primarily due to approximately $1.2 million of offering expenses realized in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006 and is not now completed and may never be completed. This increase was also due to $200,000 in legal fees mainly in relation to trial expenses associated with ongoing litigation matters, $100,000 in audit fees and a $150,000 increase in product assembly costs. We believe that the additional product assembly costs will enable us to more efficiently deliver our products and improve our cash flow. In addition, $85,000 of stock-based compensation expenses are included in general and administrative expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. The $48,000 decrease in depreciation and amortization expenses primarily resulted from certain of our fixed assets becoming fully depreciated following the six months ended June 30, 2005.

         OTHER INCOME. Other income increased by $2.3 million in the first six months of 2006 as compared to the first six months of 2005. This increase was primarily due to the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax. The settlement funds were partially offset by an increase in net interest expense of $30,000 due to higher interest rates in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of June 30, 2006, we had working capital of $5.8 million, an accumulated deficit of $25.2 million, $1.4 million in cash and cash equivalents and $9.0 million in net accounts receivable. This compares with working capital of $6.0 million, an accumulated deficit of $24.9 million, $4.1 million in cash and cash equivalents and $13.1 million in net accounts receivable as of December 31, 2005.

         For the six months ended June 30, 2006, our cash decreased $2.7 million, or 65.9%, from $4.1 million to $1.4 million as compared to a decrease of $1.9 million, or 52.8%, for the quarter ended June 30, 2005 from $3.6 million to $1.7 million.

         Cash used in our operating activities totaled $1.5 million during the first six months of 2006 as compared to cash used in our operating activities of $900,000 during the first six months of 2005. This $600,000 increase in cash used in our operating activities in the first six months of 2006 as compared to the same period in 2005 primarily resulted from:

         o a $2.1 million decrease in accounts payable - related parties, caused by the payment of outstanding invoices;
         o a $2.0 million decrease in accounts payable caused by the payment of outstanding invoices;
         o    a $1.3 million increase in inventory in transit as a result of large shipments to a major retailer at June 30, 2006; and
         o    a $315,000 decrease in our reserve for slow-moving and obsolete inventory.

         These decreases in cash were partially offset by:

         o a $2.0 million increase in accounts receivable comprised of a $4.0 million increase in the first six months of 2006 as compared to a $2.0 million increase in the first six months of 2005 resulting from decreases due to faster collections;

         o a $1.8 million decrease in prepaid expenses primarily due to approximately $1.2 million of offering costs expensed in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006 and is not now completed and may never be completed;

         o    a $780,000 decrease in inventory; and

         o    a $543,000 decrease in net loss.

         Cash provided by our investing activities totaled $3,000 during the first six months of 2006 as compared to cash provided by our investing activities of $824,000 during the first six months of 2005. Our investing activities during the first six months of 2006 consisted of restricted cash related to our GMAC Commercial Finance line of credit and nominal purchases of property and equipment. Our investing activities during the first six months of 2005 consisted of restricted cash related to our United National Bank loan and nominal purchases of property and equipment.

         Cash used in our financing activities totaled $1.2 million during the first six months of 2006 as compared to cash used in our financing activities of $1.8 million for the first six months of 2005. We had $1.3 million in net borrowings on our GMAC Commercial Finance line of credit and received $62,000 upon the exercise of employee stock options in the first six months of 2006. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC Commercial Finance and we borrowed an additional $375,000 under our GMAC Commercial Finance line of credit during the first six months of 2005.

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

         Our new credit facility was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of June 30, 2006, we owed GMAC Commercial Finance approximately $3.8 million and had available to us approximately $475,000 of additional borrowings. As of that date, we were in breach of the financial covenant. GMAC has declined to provide a waiver for this covenant default. However, we are currently in discussions with GMAC regarding entering into a forbearance agreement addressing this covenant default. We believe that GMAC will review possible parameters for this forbearance agreement during the remainder of August 2006.

         On May 3, 2006, and effective as of April 1, 2006, we entered into a new trade credit facility with Lung Hwa Electronics, which is one of our stockholders, that replaced our previous $15.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 4% handling fee on a supplier's unit price. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within ten days of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of June 30, 2006, we owed Lung Hwa Electronics $6.3 million in trade payables.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of June 30, 2006, we owed BTC USA $244,000 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

         Our net loss decreased 58.4% to $387,000 for the first six months of 2006 from $930,000 for the first six months of 2005, primarily resulting from the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax, which amount was partially offset by approximately $1.2 million of offering expenses realized in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006 and is not now completed and may never be completed. If either the absolute level or the downward trend of our net loss continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

         Despite our continued losses, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC Commercial Finance will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

         Our backlog at June 30, 2006 was $8.2 million as compared to a backlog at June 30, 2005 of $4.8 million. Based on historical trends, we anticipate that our June 30, 2006 backlog may be reduced by approximately 25%, or $2.0 million, to a net sales amount of $6.2 million as a result of returns, sales incentives, market development funds, cooperative advertising costs and rebate promotion costs.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of FIN 48 on our results of operations and financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operations were not subject to commodity price risk during the first six months of 2006. Our sales to a foreign country (Canada) were less than 1% of our total sales for the first six months of 2006, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

         We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. In addition, our former Chief Financial Officer resigned in June 2006 and we have not yet located a suitable candidate to fill that position. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005 and our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006, management evaluated the impact of our lack of sufficient finance and accounting personnel, including the recent departure of our former Chief Financial Officer in June 2006, on our assessment of our disclosure controls and procedures and has concluded, in the third quarter of 2006 and as of June 30, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

   REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following, in the periods specified below:

         In addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting processes. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports. In the third quarter of 2005, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to product returns and sales incentives through enhancements to our MIS financial reporting system that expedite our internal reporting processes and our periodic reviews by our independent auditors. In addition, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports and we believe that this has assisted us, and will continue to assist us, in timely filing our periodic reports. Prior to this time, these personnel focused their time on other matters. During the first six months of 2006, we continued to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

         We expect to locate a suitable candidate to fill the position of Chief Financial Officer who has expertise in public company financial reporting compliance by September 30, 2006, which we believe will contribute to our ability to handle the matters necessary to properly prepare and to timely file our periodic reports. In the interim, we have hired a financial consultant to assist us in preparing our periodic reports.

         Management expects that the remediation described above will remediate the corresponding material weakness also described above by December 31, 2006. As noted above, management estimates that we have paid the third-party consultant approximately $37,000 in connection with his services and estimates that we have paid the third-party accounting firm approximately $63,000 in connection with its services. Management is unable to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation. Management believes that a suitable candidate for the position of Chief Financial Officer will have an annual base salary of at least $100,000, not including benefits and other costs of employment.

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   HORWITZ AND BEAM

         On May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint seeks damages of $15 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants have responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron have also filed a Cross-Complaint against us for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence
M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded us $3.0 million in damages. We have not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Appeals have since been filed as to both the original Judgment and the Amended Judgment. These appeals remain pending.

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

         On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against us. The Counter-Claim against us alleged four causes of action: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that the we were liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between us and OfficeMax in connection with the return of computer peripheral products to us for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys' fees and costs of suit. We filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief. In April of 2006, the case was settled in its entirety. In settling the matter, each party denied liability and wrongdoing and the settlement was entered into solely for the purpose of compromising and settling the litigation and in order to avoid the risk, cost, and burden of litigation and participation therein. Pursuant to the settlement, OfficeMax paid us $2,375,000.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibit
         Number        Description
         ------        -----------

         10.1 Second Amended and Restated Agreement dated May 3, 2006 and effective as of April 1, 2006 between Lung Hwa Electronics Co., Ltd. and I/OMagic Corporation*

         31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         ____________________________
         *             Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     I/OMAGIC CORPORATION


Dated:  August 18, 2006              By:  /s/ Tony Shahbaz
                                          --------------------------------------
                                          Tony Shahbaz, President, Chief
                                          Executive Officer and Interim Chief
                                          Financial Officer (principal executive
                                          officer and principal financial
                                          and accounting officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number        Description
------        -----------

10.1 Second Amended and Restated Agreement dated May 3, 2006 and effective as of April 1, 2006 between Lung Hwa Electronics Co., Ltd. and I/OMagic Corporation

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002