Form 10-Q
period 2006-09-30
I/OMAGIC CORP
filed 2006-11-14
CIK 1083663

================================================================================
                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2006

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

     As of November 14, 2006, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

================================================================================

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2006 (unaudited)
              and December 31, 2005.........................................  3

          Consolidated Statements of Income - for the Three and Nine
              Months Ended September 30, 2006 and 2005 (unaudited)..........  5

          Consolidated Statements of Cash Flows - for the Nine Months
              Ended September 30, 2006 and 2005 (unaudited).................  6

          Notes to Consolidated Financial Statements........................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation.......................................... 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 40

Item 4.   Controls and Procedures........................................... 41

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 42

Item 1A.  Risk Factors...................................................... 43

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 44

Item 3.   Defaults Upon Senior Securities................................... 44

Item 4.   Submission of Matters to a Vote of Security Holders............... 44

Item 5.   Other Information................................................. 44

Item 6.   Exhibits.......................................................... 44

Signatures.................................................................. 45

Exhibits Filed with This Report

                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         I/OMAGIC CORPORATION
                                            AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                                                ASSETS

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2006           2005
                                                                           ------------   ------------
                                                                           (unaudited)
CURRENT ASSETS
       Cash and cash equivalents                                           $  1,244,812   $  4,056,541
       Restricted cash                                                          542,273         30,864
       Accounts receivable, net of allowance for doubtful
          accounts of $173,171 (unaudited) and $3,145                        10,089,511     13,091,546
       Inventory, net of allowance for obsolete inventory of $93,052
          (unaudited) and $29,690                                             8,370,073      6,917,878
       Inventory in transit                                                     174,201         66,478
       Prepaid expenses and other current assets                                 13,711      1,484,084
                                                                           ------------   ------------

                  Total current assets                                       20,434,581     25,647,391

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,505,105 (unaudited) and $1,422,943                                       117,451        172,005
TRADEMARKS, net of accumulated amortization
    of $5,570,404 (unaudited) and $5,518,708                                    379,176        430,872
OTHER ASSETS                                                                     48,836         27,032
                                                                           ------------   ------------

                  TOTAL ASSETS                                             $ 20,980,044   $ 26,277,300
                                                                           ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                                  3

                                          I/OMAGIC CORPORATION
                                             AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2006           2005
                                                                           ------------    ------------
                                                                            (unaudited)

CURRENT LIABILITIES
   Line of credit                                                          $  3,998,793    $  5,053,582
   Accounts payable and accrued expenses                                      4,337,799       5,925,668
   Accounts payable - related parties                                         5,675,992       8,222,078
   Reserves for customer returns and sales incentives                           508,703         494,289
                                                                           ------------    ------------

     Total current liabilities                                               14,521,287      19,695,617
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.001 par value;
       10,000,000 shares authorized
      Series A, 1,000,000 shares authorized, 0 and 0 shares
        issued and outstanding                                                       --              --
      Series B, 1,000,000 shares authorized, 0 and 0 shares
        issued and outstanding                                                       --              --
   Common stock, $0.001 par value;
     100,000,000 shares authorized
     4,540,292 (unaudited) and 4,529,672 shares issued and outstanding            4,541           4,532
Additional paid-in capital                                                   31,651,348      31,595,952
Treasury stock, 0 (unaudited) and 13,493 shares, at cost                              -        (126,014)
Accumulated deficit                                                         (25,197,132)    (24,892,787)
                                                                           ------------    ------------

     Total stockholders' equity                                               6,458,757       6,581,683
                                                                           ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 20,980,044    $ 26,277,300
                                                                           ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                                   4

                                           I/OMAGIC CORPORATION
                                              AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)

NET SALES                                     $ 11,458,674    $  8,423,756    $ 30,334,312    $ 27,018,179
COST OF SALES                                    9,374,588       7,074,310      26,086,963      23,569,496
                                              ------------    ------------    ------------    ------------

GROSS PROFIT                                     2,084,086       1,349,446       4,247,349       3,448,683
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, marketing, and advertising           190,030         182,265         645,725         479,690
     General and administrative                  1,713,809       1,254,080       5,922,866       3,713,921
     Depreciation and amortization                  42,936          49,148         133,857         188,449
                                              ------------    ------------    ------------    ------------

       Total operating expenses                  1,946,775       1,485,493       6,702,448       4,382,060
                                              ------------    ------------    ------------    ------------

PROFIT (LOSS) FROM OPERATIONS                      137,311        (136,047)     (2,455,099)       (933,377)
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                     1              64             107             346
     Interest expense                              (63,016)        (76,543)       (234,738)       (218,694)
     Other income                                    8,701              52       2,386,185          11,332
                                              ------------    ------------    ------------    ------------

          Total other income (expense)             (54,314)        (76,427)      2,151,554        (207,016)
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                        82,997        (212,474)       (303,545)     (1,140,393)

PROVISION FOR INCOME TAXES                               -               -             800           2,400
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $     82,997    $   (212,474)   $   (304,345)   $ (1,142,793)
                                              ============    ============    ============    ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE     $       0.02    $      (0.05)   $      (0.07)   $      (0.25)
                                              ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED-AVERAGE
   SHARES OUTSTANDING                            4,540,292       4,530,581       4,536,424       4,529,978
                                              ============    ============    ============    ============

          The accompanying notes are an integral part of these consolidated financial statements.


                                                    5

                                   I/OMAGIC CORPORATION
                                      AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                        (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2006            2005
                                                              ------------    ------------
                                                               (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $   (304,345)   $ (1,142,793)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                82,162         136,753
       Amortization of trademarks                                   51,696          51,696
       Allowance for doubtful accounts                             173,171         179,183
       Reserve for customer returns and sales incentives            14,414         (72,929)
       Allowance for obsolete inventory                            270,815         705,426
       Stock based compensation expense                            118,987              --
       (Increase) decrease in
         Accounts receivable                                     2,828,864       2,329,027
         Inventory                                              (1,723,010)     (1,738,502)
         Inventory in transit                                     (107,724)        435,066
         Prepaid expenses and other current assets               1,470,371        (783,383)
         Other assets                                              (21,804)             --
       Decrease in
         Accounts payable and accrued expenses                  (1,587,866)        289,024
         Accounts payable - related parties                     (2,546,087)     (1,729,369)
                                                              ------------    ------------

   Net cash used in operating activities                        (1,280,356)     (1,340,801)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (27,607)        (24,193)
   Restricted cash                                                (511,409)      1,006,044
                                                              ------------    ------------

   Net cash provided by (used in) investing activities            (539,016)        981,851
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                              (1,054,789)       (453,587)
    Proceeds from exercise of warrants                                  --           6,650
    Exercise of stock options                                       62,432              --
                                                              ------------    ------------

Net cash used in financing activities                             (992,357)       (446,937)
                                                              ------------    ------------

Net decrease in cash and cash equivalents                       (2,811,729)       (805,887)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,056,541       3,587,807
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,244,812    $  2,781,920
                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                             $    235,333    $    211,658
                                                              ============    ============
    INCOME TAXES PAID                                         $      1,600    $      2,400
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2006, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employees and directors for the three and nine months ended September 30, 2006 was $34,323 and $118,987, respectively, and are included in general and administrative expenses. Income (loss) from operations for the three and nine months ended September 30, 2006 would have been $171,634 and $(2,336,112), respectively, if the Company had not adopted SFAS 123(R).

Income (loss) before income taxes for the three and nine months ended September 30, 2006 would have been $117,320 and $(184,558), respectively, if the Company had not adopted SFAS 123(R). Net income (loss) for the three and nine months ended September 30, 2006 would have been $117,320 and $(185,358), respectively, if the Company had not adopted SFAS 123(R). For the three and nine months ended September 30, 2006, cash flow from operations and cash flow from financing activities were not effected by the adoption of SFAS 123(R). Basic income (loss) per share for the three and nine months ended September 30, 2006 would have been $0.03 and $(0.04), respectively, if the Company had not adopted SFAS 123(R), compared to reported basic income (loss) per share of $0.02 and $(0.07), respectively. Diluted income (loss) per share for the three and nine months ended September 30, 2006 would have been $0.03 and $(0.04), respectively, if the Company had not adopted SFAS 123(R), compared to reported diluted income (loss) per share of $0.02 and $(0.07), respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                               THREE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2005            2005
                                                               ------------    ------------

Net loss, as reported                                          $   (212,474)   $ (1,142,793)

   Stock-based employee compensation expense included in
   reported net income (loss), net of related tax effects                --              --

   Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                              (388,555)       (432,708)
                                                               ------------    ------------
   Pro forma net loss                                          $   (601,029)   $ (1,575,501)
                                                               ============    ============
Net loss per common share:
   Basic and diluted, as reported                              $      (0.05)   $      (0.25)
                                                               ============    ============
   Basic and diluted, pro forma                                $      (0.13)   $      (0.35)
                                                               ============    ============

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Income. Stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there was none granted in the three and nine months ended September 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method.

Forfeitures were recognized as incurred. During the three and nine months ended September 30, 2005, there was no stock-based compensation expense recognized in the Consolidated Statements of Income for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. There were no new awards during the first nine months of 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The Company does not expect the adoption of EITF 06-3 to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on the Company's financial condition, results of operations and cash flows.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have to the Company's financial condition, results of operations and cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its financial condition, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new standard, but the Company believes this new standard will not have a material impact on its financial condition, results of operations or cash flows.

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

The following potential common shares have been excluded from the computation of diluted income per share for the nine months ended September 30, 2006 and 2005, and the three months ended September 30, 2005 since their effect would have been anti-dilutive, and for the three months ended September 30, 2006 due to the exercise price being greater than the Company's weighted-average stock price for the period.

                                  SEPTEMBER 30,  SEPTEMBER 30,
                                      2006           2005
                                  ------------   ------------
Stock options outstanding              346,500        478,950
Warrants outstanding                   180,000        150,000
                                  ------------   ------------
  TOTAL                                526,500        628,950
                                  ============   ============

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
                                                   (unaudited)
Component parts                                    $  2,314,903    $  2,491,594
Finished goods - warehouse                            1,650,463       1,034,877
Finished goods - consigned                            4,497,759       3,421,097
Allowance for obsolete and slow moving inventory        (93,052)        (29,690)
                                                   ------------    ------------
  TOTAL                                            $  8,370,073    $  6,917,878
                                                   ============    ============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2006           2005
                                                   ------------   ------------
                                                   (unaudited)
Computer equipment and software                    $  1,072,988   $  1,059,799
Warehouse equipment                                      69,013         55,238
Office furniture and equipment                          282,618        281,974
Vehicles                                                 91,304         91,304
Leasehold improvements                                  106,633        106,633
                                                   ------------   ------------
                                                      1,622,556      1,594,948
Less accumulated depreciation and amortization        1,505,105      1,422,943
                                                   ------------   ------------
  TOTAL                                            $    117,451   $    172,005
                                                   ============   ============

For the nine months ended September 30, 2006 and 2005, depreciation and amortization expense was $133,857 (unaudited) and $188,449 (unaudited), respectively. For the three months ended September 30, 2006 and 2005, depreciation and amortization expense was $42,936 (unaudited) and $49,148 (unaudited), respectively.

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

The line of credit initially expired on March 9, 2008 and is secured by substantially all of the Company's assets. The line of credit allows for a sublimit of $2.0 million for outstanding letters of credit. The Company currently is not using letters of credit. Advances on the line of credit bear interest at the floating commercial loan rate initially equal to the prime rate plus 0.75%. The Company also has the option to use the LIBOR rate plus an initial amount of 3.50%. The prime rate as of September 30, 2006 was 8.25%. These rates are applicable if the average amount available for borrowing for the prior six month period is between $1.0 million and $3.5 million. If the average amount available for borrowing is less than $1.0 million, then the rates applicable to all amounts borrowed increase by 0.25%. If the average amount available for borrowing is greater than $3.5 million, then the rates applicable to all amounts borrowed decrease by 0.25%. For the unused portion of the line, the Company is to pay on a monthly basis, an unused line fee in the amount of 0.25% of the average unused portion of the line for the preceding month.

The Loan Agreement contains one financial covenant--that the Company maintain at the end of each measurement period a fixed charge coverage ratio of at least 1.5 to 1.0. A measurement period is defined in the Loan Agreement as the three month period ended March 31, 2005, the six month period ended June 30, 2005, the nine month period ended September 30, 2005, the 12 month period ended December 31, 2005, and thereafter the twelve month period ending on March 31, June 30, September 30, and December 31 of each year during the term of the credit facility. As of September 30, 2006, the Company was in breach of the financial covenant. GMAC declined to provide a waiver for this covenant default.

On October 18, 2006, the Company and GMAC entered into a Forbearance Agreement that provides for the forbearance by GMAC from enforcing its rights and remedies under that certain Loan and Security Agreement dated March 9, 2005 by and between the Company and GMAC as a result of the Company failing to satisfy a financial covenant contained in the Loan Agreement. The Agreement is effective through January 15, 2007, at which time all obligations to GMAC will be due and payable in full. GMAC's agreement to forbear from enforcing its rights under the Loan Agreement and related documents is subject to the following conditions: (i) there are no further events of default under the Loan Agreement; (ii) the Company complies with all terms and conditions of the Agreement and the Loan Agreement (as amended by the Agreement); (iii) the Company maintains EBITDA of at least the following: (a) $160,000 for the quarter ended September 30, 2006,
(b) $150,000 for the four months ended October 31, 2006, (c) $250,000 for the five months ended November 30, 2006, and (d) $360,000 for the six months ended December 31, 2006; (d) the Company must hire a permanent Chief Financial Officer by no later than December 15, 2006; and (e) as soon as available, the Company must deliver to GMAC a copy of it semi-annual audited financial statements. The Agreement also amends the Loan Agreement to (1) delete the Company's inventory from the calculation of the borrowing base, (2) reduce the maximum amount that may be borrowed under the Loan Agreement from $10 million to $5 million, (3) increase the static reserve from $1,000,000 to $1,350,000, and (4) increase the fixed charge coverage ratio from 1.2:1.0 to 1.5:1.0. Under the Agreement, the Company also reaffirmed all its obligations under the Loan Agreement and related documents and released GMAC from any liability related to facts in existence as of the date of the Agreement. The Agreement also provides that the Company must pay GMAC a non-refundable forbearance fee of $25,000 and that from and after the date of the Agreement, advances under the credit facility will bear interest at the post-default rate of prime plus 2.75% per annum. On October 18, 2006, the prime rate was 8.25%.

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

The outstanding balance with GMAC as of September 30, 2006 was $3,998,793 (unaudited). As of September 30, 2006, no additional borrowings were available to the Company.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2006           2005
                                               ------------   ------------
                                               (unaudited)
Accounts payable                               $  1,530,421   $  1,477,459
Accrued rebates and marketing                     2,233,290      3,848,545
Accrued compensation and related benefits           181,017        187,771
Other                                               393,071        411,893
                                               ------------   ------------
  TOTAL                                        $  4,337,799   $  5,925,668
                                               ============   ============

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

Under the terms of the facility, the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company could purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the payment terms were 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on the supplier's unit price. A 2% discount of the handling fee would be applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by the supplier, would result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms were 90 days following the date of the invoice by the related party. The Company was to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement would continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party.

A second amended and restated trade facility agreement was entered into with this related party on May 3, 2006 and was effective as of April 1, 2006. The terms of the second amended and restated trade facility agreement are substantially the same as those of the initial amended and restated trade facility agreement, except that (i) the related party charges the Company a 4% handling fee on the supplier's unit price instead of the 5% handling fee previously charged, (ii) the 2% discount of the handling fee would no longer apply regardless of purchasing volume, and (iii) the 10% down-payment of the purchase price on any purchase orders is due within ten days instead of one week. During the first nine months of 2006, the Company purchased $13.8 million (unaudited) of inventory under this arrangement. As of September 30, 2006, there was $5,357,668 (unaudited) in trade payables under this arrangement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company would insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement could be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the nine months ended September 30, 2006, the Company purchased $1,558,000 (unaudited) of inventory under this arrangement. As of September 30, 2006, there was $318,324 (unaudited) in trade payables outstanding under this arrangement.

NOTE 8 - TREASURY STOCK

The Company retired 13,493 shares of treasury stock valued at $126,014 in the nine months ended September 30, 2006.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire through August 2009. On August 1, 2006, the Company amended its original facility lease to extend its term to August 31, 2009.

Rent expense was $320,608 (unaudited) and $282,486 (unaudited) for the nine months ended September 30, 2006 and 2005, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Income. Rent expense was $128,372 (unaudited) and $94,882 (unaudited) for the quarter ended September 30, 2006 and 2005, respectively.

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

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company made purchases from related parties totaling approximately $15,261,443 (unaudited) and $18,073,816 (unaudited), respectively.

As of September 30, 2006 and December 31, 2005, the Company had trade payables to related parties totaling approximately $5,675,992 (unaudited) and $8,222,078, respectively.

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

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options granted, exercisable, and expected to vest under the Plans as of December 31, 2005 were as follows:

                                                   Weighted-
                                    Weighted-      Average
                                     Average      Remaining
                        Number of   Exercise      Contractual
                         Shares       Price       Life (Years)  Intrinsic Value
                         ------       -----       ------------  ---------------
As of December 31, 2005:
Outstanding             478,550       $   2.84        4.72        $ 1,105,408
Expected to Vest        465,000       $   2.84        4.71        $ 1,076,000
Exercisable             287,493       $   2.91        4.77        $   644,054

Aggregate intrinsic value excludes those options that are not "in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for warrants granted, exercisable, and expected to vest as of December 31, 2005 were as follows:

                                                   Weighted-
                                    Weighted-      Average
                                     Average      Remaining
                        Number of   Exercise      Contractual
                         Shares       Price       Life (Years)  Intrinsic Value
                         ------       -----       ------------  ---------------
As of December 31, 2005:
Outstanding             180,000       $   4.83        0.97        $   172,500
Expected to Vest        180,000       $   4.83        0.97        $   172,500
Exercisable             180,000       $   4.83        0.97        $   172,500

Aggregate intrinsic value excludes those warrants that are not "in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

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

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently operates in one business segment. All fixed assets are located in the Company's headquarters in the United States. Net sales by geographical area for the three and nine months ended September 30, 2006 and September 30, 2005 were:

                      Three Months Ended                  Nine Months Ended
                -----------------------------    -----------------------------
                September 30,   September 30,    September 30,   September 30,
                     2006            2005             2006            2005
                -------------   -------------    -------------   -------------
United States   $   8,862,774   $   8,436,444    $  27,814,031   $  26,822,623

Canada              2,595,900         (12,688)       2,520,281         195,556
                -------------   -------------    -------------   -------------
Total           $  11,458,674   $   8,423,756    $  30,334,312   $  27,018,179
                =============   =============    =============   =============

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

OVERVIEW

     We are a leading provider of optical and mobile data storage products. Our data storage products consist of a range of products that store traditional personal computer data as well as music, photos, movies, games and other multi-media content. These products are designed principally for general data storage purposes. Our optical data storage products include both internal and external DVD drives and internal and external CD drives. Our line of mobile data storage products, which we call our GigaBankTM, DataBankTM and Data-to-GoTM products, are compact and portable hard disk drives with a built-in USB connector with data storage capacities ranging from 4 gigabytes to 750 gigabytes. In the third quarter, we launched a new product featuring our 3.5" GigaBankTM external hard disk drives and we also expanded our sales efforts in Canada by featuring bilingual packaging.

     We sell our products through computer, consumer electronics, office supply superstores, membership warehouses and other retailers in over 8,000 retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. In the past three years, our major retailers have included Best Buy, Best Buy Canada, Circuit City, CompUSA, Costco, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic(R), however, from time to time, we also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names.

     Our optical data storage products collectively accounted for approximately 45% of our net sales in the first nine months of 2006 while our mobile data storage products collectively accounted for approximately 52% of our net sales in the first nine months of 2006. Our optical data storage products accounted for approximately 60% of our net sales in the first nine months of 2005 and our mobile data storage products accounted for approximately 36% of our net sales in the first nine months of 2005. This sales mix reflects our continued and increasing focus on mobile data storage products.

     Our net sales increased by $3.3 million, or 12.2%, to $30.3 million in the first nine months of 2006 from $27.0 million in the first nine months of 2005. Our net loss decreased by $838,000 to $304,000 in the first nine months of 2006 from a net loss of $1.1 million in the first nine months of 2005. Our improved operating results were due, in large part, to the following factors:

     o NET SALES. Our increase in net sales in the first nine months of 2006 as compared to the first nine months of 2005 was primarily due to the following combination of factors:

          o a continued and substantial increase in sales of our mobile data storage products combined with a lower rate of returns and less sales incentives associated with these products; sales of our mobile data storage products increased by 61% in the first nine months of 2006 as compared to the same period in 2005, which was partially offset by a continued decline in sales of our optical data storage products; sales of our optical data storage products decreased by 14% in the first nine months of 2006 as compared to the same period in 2005; and

          o the launch of our 3.5" GigaBankTM external hard disk drives which resulted in $2.5 million of net sales for the first nine months of 2006.

     o GROSS PROFIT. Our gross profit margins increased to 14.0% of net sales in the first nine months of 2006 as compared to gross profit margins of 12.8% of net sales in the first nine months of 2005. This increase was primarily due to increased sales of our mobile data storage products, which generally have higher gross profit margins, and decreased sales of our optical data storage products, which generally have lower gross profit margins. Also, our mobile data storage products have lower rates of return and less market pressure for sales incentives as compared to our optical data storage products. In addition, the launch of our 3.5" GigaBankTM external hard disk drives had a positive impact on our gross profit margins.

     o OPERATING EXPENSES. Our operating expenses increased to 22.1% of net sales in the first nine months of 2006 as compared to 16.2% of net sales in the first nine months of 2005. This increase was primarily due to increased general and administrative expenses, including approximately $1.2 million of offering cost expensed in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006, is not now completed and may never be completed. In addition, our operating expenses increased due to higher legal fees, audit fees and product assembly fees in the first nine months of 2006 as compared to the same period in 2005.

     o OTHER INCOME. Our other income increased by over approximately $2.4 million. This increase was due to the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax.

     A combination of factors affected our net sales, including the continued decline in sales of our optical data storage products. We continue to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the first nine months of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 14% to $13.8 million, or 45% of our net sales, in the first nine months of 2006 as compared to $16.1 million, or 60% of our net sales, in the first nine months of 2005.

     In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the first nine months of 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months.

     Sales of our mobile data storage products increased by 61% to $15.8 million, or 52% of our net sales, in the first nine months of 2006 as compared to $9.8 million, or 36% of our net sales, in the first nine months of 2005.

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

     INVENTORY TURNOVER. Our products' life-cycles typically range from 3-12 months, generating lower average selling prices as the cycles mature. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover cycles, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

     Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance and results in greater exposure to the danger of declining average selling prices. However, our consignment sales model allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

     Our targeted inventory turnover cycle for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover cycle of approximately 6.5 to 8.7. For the first nine months of 2006, our annualized inventory turnover cycle was 4.8 as compared to 5.0 for the first nine months of 2005, primarily as a result of a 17% increase in inventory. The increase in inventory turnover for the first nine months of 2006 included $271,000 of expenses for slow-moving and obsolete inventory as compared to $705,000 of expenses for slow-moving and obsolete inventory in the first nine months of 2005.

     OPERATING EXPENSES. We focus on operating expenses to keep these expenses within budgeted amounts to achieve or exceed our targeted profitability. We budget certain of our operating expenses in proportion to our projected net sales, including operating expenses related to production, shipping, technical support, and inside and outside commissions and bonuses. However, most of our expenses related to general and administrative costs, product design and sales personnel are essentially fixed over large sales ranges. Deviations that result in operating expenses in greater proportion than budgeted signal to management that it must ascertain the reasons for the unexpected increase and take appropriate action to bring operating expenses back into the budgeted proportion.

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

     The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, when accounts payable are paid. If accounts payable are either out of proportion to, or due far in advance of, the expected collection of accounts receivable, we will likely have to use our cash on hand or our line of credit to satisfy our accounts payable obligations, without relying on additional cash receipts, which will reduce our ability to purchase and sell inventory and may impact our ability, at least in the short-term, to fund other parts of our business.

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

     Consignment sales represented a growing percentage of our net sales from 2001 through 2003. However, during 2004, our consignment sales model accounted for 31% of our total net sales as compared to 37% of our total net sales in 2003, primarily as a result of consigning fewer products to Best Buy, which was our largest consignment retailer, which was partially offset by an increase in consigning more products to Staples. In 2005, our consignment sales model accounted for 33% of our total net sales as compared to 31% of our total net sales in 2004. During the first nine months of 2006 our consignment sales model accounted for 45% of our total net sales as compared to 35% of our total net sales in the first nine months of 2005, representing a 29% increase, primarily as a result of consigning more products to both Office Depot and Staples. Although consignment sales increased as a percentage of our net sales in 2005 as compared to 2004 and increased as a percentage of our net sales in the first nine months of 2006 as compared to the first nine months of 2005, it is not clear whether consignment sales as a percentage of our total net sales will grow or decline in the future.

     We have increased the use of our consignment sales model based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of resale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

     Managing an appropriate level of consignment sales is an important challenge. As noted above, the payment period for products sold on consignment is based on the day consigned products are resold by a retailer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the retailer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a traditional terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover cycles to ensure that they are sufficiently frequent to maintain appropriate liquidity. Our consignment sales model enables us to have more pricing control over inventory sold through our retailers as compared to our standard terms sales model. If we identify a decline in inventory turnover cycles for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to the implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover cycles.

     We retain most risks of ownership of products in our consignment sales channels. These products remain as our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover cycles may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

RETAILERS

     Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During the first nine months of 2006 and during the year 2005, our seven largest retailers accounted for approximately 90% and 89%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

PRICING PRESSURES

     We face downward pricing pressures within our industry that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the data storage industry are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from three to twelve months, generating lower average selling prices as the cycle matures.

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

     In the first nine months of 2006, our sales incentives were $497,000, or 1.3% of gross sales, all of which was offset against gross sales, as compared to $1.1 million, or 2.8% of gross sales, in the first nine months of 2005, all of which was offset against gross sales. This 54% decrease in sales incentives as a percentage of gross sales reflects our shift in product mix towards mobile data storage products, which experience less market pressure for sales incentives, and away from optical data storage products.

   MARKET DEVELOPMENT FUND AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

     Market development fund and cooperative advertising costs, rebate promotion costs and slotting fees are charged to operations and offset against gross sales in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9. Market development fund and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations. In the first nine months of 2006, our market development fund and cooperative advertising costs, rebate promotion costs and slotting fees were $4.8 million, or 12.2% of gross sales, all of which was offset against gross sales, as compared to market development fund and cooperative advertising costs, rebate promotion costs and slotting fees of $4.5 million, or 12.1% of gross sales, in the first nine months of 2005, all of which was offset against gross sales.

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

   ALLOWANCE FOR OBSOLETE AND SLOW MOVING INVENTORY

     Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow-moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. We consider products that have not been sold within six months to be slow-moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow-moving and obsolete products are reduced to current market prices when the recorded costs exceed those market prices. For the first nine months of 2006 we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $271,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. For the first nine months of 2005, we increased our inventory reserve and recorded a corresponding increase in cost of goods sold of $705,000 for inventory for which recorded cost exceeded the current market price of this inventory on hand. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items while we continue to market slow-moving inventories until they are sold or become obsolete. We reduce our inventory reserve as we reduce the values of specific products in our detailed inventory report based upon our lower-of-cost-or-market analysis. During the first nine months of 2006 and 2005, we reduced the values of specific products and accordingly reduced the reserve by $207,000 and $134,000, respectively. For the first nine months of 2006 and 2005, gains recorded as a result of sales of obsolete inventory above the reserved amount were not significant to our results of operations and accounted for less than 1% of our total net sales. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

   PRODUCT RETURNS

     We have a limited 90-day to one year time period for product returns from end-users; however, our retailers generally have return policies that allow their customers to return products within only fourteen to thirty days after purchase. We allow our retailers to return damaged or defective products to us following a customary return merchandise authorization process. We utilize actual historical return rates to determine our allowance for returns in each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. We record a corresponding accrual for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

     Our current estimated weighted average future product return rate is approximately 7.6%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is the life-to-date return rate of similar products. This life-to-date return rate is updated monthly. We also compare this life-to-date return rate to our trailing 18-month return rate to determine whether any material changes in our return rate have occurred that may not be reflected in the life-to-date return rate. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to life-to-date return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to life-to-date return rates include product modifications that simplify installation, a new product line, within a product category, that needs time to better reflect its return performance and other factors.

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

   STOCK-BASED COMPENSATION

     On January 1, 2006, we adopted Statements of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and nine months ended September 30, 2006 was $34,323 and $118,987, respectively, and are included in general and administrative expenses. Income
(loss) from operations for the three and nine months ended September 30, 2006 would have been $171,634 and $(2,336,112), respectively, if we had not adopted SFAS 123(R). Income (loss) before income taxes for the three and nine months ended September 30, 2006 would have been $117,320 and $(184,558), respectively, if we had not adopted SFAS 123(R). Net income (loss) for the three and nine months ended September 30, 2006 would have been $117,320 and $(185,358), respectively, if we had not adopted SFAS 123(R). For the three and nine months ended September 30, 2006, cash flow from operations and cash flow from financing activities were not effected by the adoption of SFAS 123(R). Basic income (loss) per share for the three and nine months ended September 30, 2006 would have been $0.03 and $(0.04), respectively, if we had not adopted SFAS 123(R), compared to reported basic income (loss) per share of $0.02 and $(0.07), respectively. Diluted income (loss) per share for the three and nine months ended September 30, 2006 would have been $0.03 and $(0.04), respectively, if we had not adopted SFAS 123(R), compared to reported diluted income (loss) per share of $0.02 and $(0.07), respectively.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under our stock option plans for the nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula, or the Black-Scholes model, and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                        THREE MONTHS     NINE MONTHS
                                                            ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                            2005            2005
                                                        ------------    ------------
Net loss, as reported                                   $   (212,474)   $ (1,142,793)

   Stock-based employee compensation expense included
   in reported net loss, net of related tax effects               --              --

   Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                       (388,555)       (432,708)
                                                        ------------    ------------
Pro forma net loss                                      $   (601,029)   $ (1,575,501)
                                                        ============    ============
Net loss per common share:
   Basic and diluted, as reported                       $      (0.05)   $      (0.25)
                                                        ============    ============
   Basic and diluted, pro forma                         $      (0.13)   $      (0.35)
                                                        ============    ============

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, for which there were no grants during the three and nine months ended September 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

     Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, we recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and nine months ended September 30, 2005, there was no stock-based compensation expense recognized in the Consolidated Statements of Income for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

     Our determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, we used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. There were no new awards during the first nine months of 2006.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

                                                                                                         RESULTS AS A PERCENTAGE
                                                                          DOLLAR       PERCENTAGE         OF NET SALES FOR THE
                                            THREE MONTHS ENDED           VARIANCE       VARIANCE           THREE MONTHS ENDED
                                              SEPTEMBER 30,           ------------    ------------            SEPTEMBER 30,
                                       ---------------------------      FAVORABLE       FAVORABLE      ----------------------------
                                           2006           2005        (UNFAVORABLE)   (UNFAVORABLE)        2006            2005
                                       ------------   ------------    ------------    ------------     ------------    ------------
                                                                             (in thousands)
Net sales ............................ $     11,459   $      8,424    $      3,035            36.0%           100.0%          100.0%
Cost of sales ........................        9,375          7,074          (2,301)          (32.5)            81.8            84.0
                                       ------------   ------------    ------------    ------------     ------------    ------------
Gross profit .........................        2,084          1,350             734            54.4             18.2            16.0
Selling, marketing and advertising
  expenses ...........................          190            183              (7)           (3.8)             1.7             2.2
General and administrative expenses ..        1,714          1,254            (460)          (36.7)            15.0            14.9
Depreciation and amortization ........           43             50               7            14.0              0.4             0.6
                                       ------------   ------------    ------------    ------------     ------------    ------------
Operating income (loss) ..............          137           (137)            274           200.0              1.2             1.6
Net interest expense .................           63             76              13            17.1              0.5             0.9
Other income .........................            9             --               9              --              0.1              --
                                       ------------   ------------    ------------    ------------     ------------    ------------
Income (loss) from operations before
  provision for income taxes .........           83           (213)            296           139.0              0.7              --
Provision for income taxes............           --             --              --              --               --              --
                                       ------------   ------------    ------------    ------------     ------------    ------------
Net Income (loss) .................... $         83   $       (213)   $        296           139.0%             0.7%            2.5%
                                       ============   ============    ============    ============     ============    ============

     NET SALES. We believe that the increase in the amount of $3.0 million in net sales from $8.4 million for the quarter ended September 30, 2005 to $11.5 million for the quarter ended September 30, 2006 is primarily due to the substantial increase in sales of our mobile data storage products and the launch of our new 3.5" GigaBankTM external hard disk drives, which was partially offset by the continued decline in sales of our optical data storage products.

     A combination of factors affected our net sales. We continued to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the third quarter of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 16% to $4.1 million, or 36% of our net sales, in the third quarter of 2006 as compared to $4.9 million, or 59% of our net sales, in the third quarter of 2005.

     In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the quarter ended September 30, 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months. Sales of our mobile data storage products increased by 109% to $6.9 million, or 60% of our net sales, in the third quarter of 2006 as compared to $3.3 million, or 39% of our net sales, in the third quarter of 2005. In addition, we launched a 3.5" GigaBankTM external hard disk drive product in the Canadian marketplace in the third quarter of 2006, which resulted in net sales of $2.4 million, or 21% of our net sales, in the third quarter of 2006.

     Two other items also had an important impact on the increase in net sales in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. For the quarter ended September 30, 2006, our product return rate was 8% of gross sales, or $1.1 million, compared to 13% of gross sales, or $1.4 million, for the quarter ended September 30, 2005. The decline in our product return rate was caused by an increase in sales of our mobile data storage products, which generally have lower rates of return, and a decrease in sales of our optical data storage products, which generally have higher rates of return. In addition, for the quarter ended September 30, 2006, our sales incentives were 1% of gross sales, or $124,000, compared to 2% of gross sales, or $221,000, for the quarter ended September 30, 2005. The decline in our sales incentive rates was also caused by an increase in sales of our mobile data storage products, which generally experience less market pressure for sales incentives, and a decrease in sales of our optical data storage products, which generally experience higher market pressure for sales incentives.

     GROSS PROFIT. The increase in gross profit of $734,000 from $1.3 million for the quarter ended September 30, 2005 to $2.1 million for the quarter ended September 30, 2006 is primarily due to an increase in gross margins as a percentage of net sales. Our gross profit margins increased to 18.2% of net sales in the third quarter of 2006 as compared to gross profit margins of 16.0% of net sales in the third quarter of 2005. The increase in gross profit margins is primarily due to higher margins generated by increased sales of our mobile data storage products. In addition, we had less inventory obsolescence in the third quarter of 2006 as compared to the third quarter of 2005.

     SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased marginally by $7,000 in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. However, our selling marketing and advertising expenses decreased as a percentage of our net sales to 1.7% in the quarter ended September 30, 2006 from 2.2% in the quarter ended September 30, 2005. The decline in our selling, marketing and advertising expenses as a percentage of our net sales was primarily due to electing not to attend one trade show in the quarter ended September 20, 2006 that we attended in the same period in 2005.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $460,000 in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. This increase was primarily due to $30,000 in legal fees mainly in relation to trial expenses associated with ongoing litigation matters; a $115,000 increase in audit fees due to more costly year-end and semi-annual audits; an increase of over $100,000 in outside financial consulting services during our search for a new Chief Financial Officer and a new Controller, and including costs associated with the engagement of a public relations contractor; and a $100,000 increase in product assembly costs. We believe that the additional product assembly costs will enable us to more efficiently deliver our products and improve our cash flow. In addition, $35,000 of stock-based compensation expenses are included in general and administrative expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. The $7,000 decrease in depreciation and amortization expenses resulted from certain of our fixed assets becoming fully depreciated since the quarter ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

                                                                                                         RESULTS AS A PERCENTAGE
                                                                          DOLLAR       PERCENTAGE         OF NET SALES FOR THE
                                            NINE MONTHS ENDED            VARIANCE       VARIANCE            NINE MONTHS ENDED
                                              SEPTEMBER 30,           ------------    ------------            SEPTEMBER 30,
                                       ---------------------------      FAVORABLE       FAVORABLE      ----------------------------
                                           2006           2005        (UNFAVORABLE)   (UNFAVORABLE)        2006            2005
                                       ------------   ------------    ------------    ------------     ------------    ------------
                                                                             (in thousands)
Net sales ............................ $     30,334   $     27,018    $      3,316            12.3%           100.0%          100.0%
Cost of sales ........................       26,087         23,569          (2,517)          (10.7)            86.0            87.2
                                       ------------   ------------    ------------    ------------     ------------    ------------
Gross profit .........................        4,247          3,449             799            23.2             14.0            12.8
Selling, marketing and advertising
  expenses ...........................          646            480            (166)          (34.6)             2.1             1.8
General and administrative expenses ..        5,923          3,714          (2,209)          (59.5)            19.5            13.7
Depreciation and amortization ........          134            189              55            29.1              0.4             0.7
                                       ------------   ------------    ------------    ------------     ------------    ------------
Operating loss .......................       (2,456)          (934)         (1,522)         (163.0)             8.1             3.5
Net interest expense .................          235            218             (16)           (7.3)             0.8             0.8
Other income .........................        2,386             11           2,375        21,590.9              7.9              --
                                       ------------   ------------    ------------    ------------     ------------    ------------
Loss from operations before
  provision for income taxes .........         (305)        (1,141)            837            73.4              1.0             4.2
Provision for income taxes ...........            1              2               1            50.0               --              --
                                       ------------   ------------    ------------    ------------     ------------    ------------
Net loss ............................. $       (304)  $     (1,143)   $        838            73.3%             1.0%            4.2%
                                       ============   ============    ============    ============     ============    ============

     NET SALES. As discussed above, we believe that the increase in the amount of $3.3 million in net sales from $27.0 million for the nine months ended September 30, 2005 to $30.3 million for the nine months ended September 30, 2006 is primarily due to the substantial increase in sales of our mobile data storage products and the launch of our new 3.5" GigaBankTM external hard disk drives, which was partially offset by the continued decline in sales of our optical data storage products.

     As also discussed above, a combination of factors affected our net sales. We continued to de-emphasize CD- and DVD-based products because we believe that they are included as a standard component in most new computer systems. In addition, the market for DVD-based products in the first nine months of 2006 continued to be extremely competitive and was characterized by abundant product supplies. The market for DVD-based data storage products continued to experience intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Sales of our optical data storage products decreased by 14% to $13.8 million, or 45% of our net sales, in the first nine months of 2006 as compared to $16.1 million, or 60% of our net sales, in the first nine months of 2005.

     In addition to the factors described above, we believe that mobile data storage devices, including our GigaBankTM, DataBankTM and Data-to-GoTM products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in the first nine months of 2006. We expect to continue to broaden our range of products by expanding our mobile data storage product line and we anticipate that sales of these devices will continue to increase as a percentage of our total net sales over the next twelve months. Sales of our mobile data storage products increased by 61% to $15.8 million, or 52% of our net sales, in the first nine months of 2006 as compared to $9.8 million, or 36% of our net sales, in the first nine months of 2005.

     Two other items also had an important impact on the increase in net sales in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006 our product return rate was 9% of gross sales, or $3.5 million, compared to 13% of gross sales, or $4.8 million, for the nine months ended September 30, 2005. The decline in our product return rate was caused by an increase in sales of our mobile data storage products, which generally have lower rates of return, and a decrease in sales of our optical data storage products, which generally have higher rates of return. In addition, for the nine months ended September 30, 2006, our sales incentives were less than 1% of gross sales, or $497,000, compared to 3% of gross sales, or $1,053,000, for the nine months ended September 30, 2005. The decline in our sales incentive rates was also caused by an increase in sales of our mobile data storage products, which generally experience less market pressure for sales incentives, and a decrease in sales of our optical data storage products, which generally experience higher market pressure for sales incentives.

     GROSS PROFIT. The increase in gross profit of $799,000 from $3.4 million for the first nine months of 2005 to $4.2 million for the first nine months of 2006 is primarily due to increased sales of our mobile data storage products, which generally have higher gross profit margins, and decreased sales of our optical data storage products which generally have lower gross profit margins. Also, our mobile data storage products have lower rates of return and less market pressure for sales incentives as compared to our optical data storage products. Our gross profit margins increased to 14.0% of net sales in the first nine months of 2006 as compared to gross profit margins of 12.8% of net sales in the first nine months of 2005.

     In addition, we had a decline in inventory obsolescence for the first nine months of 2006 of $434,000 from $705,000 in the first nine months of 2005 to $271,000 in the same period of 2006. This decline was due to a large adjustment of the value of slow-moving and obsolete inventory in 2005.

     SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $166,000 in the first nine months of 2006 as compared to the first nine months of 2005. Our selling marketing and advertising expenses increased as a percentage of our net sales to 2.1% in the first nine months of 2006 from 1.8% in the first nine months of 2005. The increase in our selling, marketing and advertising expenses as a percentage of our net sales was primarily due to display expenses, which we generally do not incur, but that were incurred to better position our mobile data storage products at retailer locations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.2 million in the first nine months of 2006 as compared to the first nine months of 2005. This increase was primarily due to approximately $1.2 million of offering cost expensed in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006, is not now completed and may never be completed. This increase was also due to $285,000 in legal fees mainly in relation to trial expenses associated with ongoing litigation matters; $235,000 in audit fees for annual and semi-annual audits; $140,000 in outside financial consulting services during our search for a new Chief Financial Officer and a new Controller, and including costs associated with the engagement of a public relations contractor; and a $280,000 increase in product assembly costs. We believe that the additional product assembly costs will enable us to more efficiently deliver our products and improve our cash flow. In addition, $119,000 of stock-based compensation expenses are included in general and administrative expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. The $55,000 decrease in depreciation and amortization expenses primarily resulted from certain of our fixed assets becoming fully depreciated following the nine months ended September 30, 2005.

     OTHER INCOME. Other income increased by $2.4 million in the first nine months of 2006 as compared to the first nine months of 2005. This increase was primarily due to the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of September 30, 2006, we had working capital of $5.9 million, an accumulated deficit of $25.2 million, $1.2 million in cash and cash equivalents and $10.1 million in net accounts receivable. This compares with working capital of $5.9 million, an accumulated deficit of $24.9 million, $4.1 million in cash and cash equivalents and $13.1 million in net accounts receivable as of December 31, 2005.

     For the nine months ended September 30, 2006, our cash decreased $2.9 million, or 71%, from $4.1 million to $1.2 million as compared to a decrease of $800,000 or 22%, for the nine months ended September 30, 2005 from $3.6 million to $2.8 million.

     Cash used in our operating activities totaled $1.3 million during the first nine months of 2006 as compared to cash used in our operating activities of $1.3 million during the first nine months of 2005. Cash used in our operating activities in the first nine months of 2006 as compared to the same period in 2005 resulted from the following combination of factors:

     o a $1.9 million decrease in accounts payable caused by the payment of outstanding invoices;

     o an $800,000 decrease in accounts payable - related parties, caused by the payment of outstanding invoices

     o    a $500,000 increase in inventory in transit; and

     o a $400,000 decrease in our reserve for slow-moving and obsolete inventory.

     These decreases in cash were partially offset by:

     o a $2.3 million decrease in prepaid expenses primarily due to approximately $1.2 million of offering costs expensed in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006, is not now completed and may never be completed;

     o    an $800,000 decrease in net loss; and

     o a $500,000 increase in accounts receivable comprised of a $2.8 million increase in the first nine months of 2006 as compared to a $2.3 million increase in the first nine months of 2005 resulting from decreases due to faster collections.

     Cash used in our investing activities totaled $539,000 during the first nine months of 2006 as compared to cash provided by our investing activities of $982,000 during the first nine months of 2005. Our investing activities during the first nine months of 2006 consisted of restricted cash related to our GMAC Commercial Finance, or GMAC, line of credit and nominal purchases of property and equipment. Over $500,000 in our lockbox account as of September 30, 2006 could not be transferred to GMAC as a result of our bank's policy to hold deposits for 2 days, which resulted in the usage in restricted cash. Our investing activities during the first nine months of 2005 consisted of restricted cash related to our United National Bank loan and nominal purchases of property and equipment.

     Cash used in our financing activities totaled $992,000 during the first nine months of 2006 as compared to cash used in our financing activities of $447,000 for the first nine months of 2005. We had $1.1 million in net borrowings on our GMAC line of credit and received $62,000 upon the exercise of employee stock options in the first nine months of 2006. We paid down $2.2 million of our United National Bank loan through funds generated by our operations during the first quarter of 2005. We paid down the balance of $3.8 million of our United National Bank loan through our new line of credit with GMAC and we borrowed an additional $1.7 million under our GMAC line of credit during the first nine months of 2005.

     On August 15, 2003, we entered into an asset-based business loan agreement with United National Bank. The agreement provided for a revolving loan of up to $6.0 million secured by substantially all of our assets and initially was to expire on September 1, 2004 and which, on numerous occasions in 2004 and 2005, was extended to its final expiration date on March 11, 2005. Advances of up to 65% of eligible accounts receivable bore interest at a floating interest rate equal to the prime rate of interest as reported in THE WALL STREET JOURNAL plus 0.75%. On March 9, 2005, we replaced our asset-based line of credit with United National Bank with an asset-based line of credit with GMAC.

     Our asset-based line of credit with GMAC expires on January 15, 2007 and allows us to borrow up to $5.0 million. The line of credit bears interest at a floating interest rate equal to the prime rate of interest plus 2.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. Our obligations under our loan agreement with GMAC are secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. Until our entry into a forbearance agreement with GMAC, as discussed below, the loan agreement had one financial covenant which required us to maintain a fixed charge coverage ratio of at least 1.5 to 1.0 for the three months ended June 30, 2005, the six months ended September 30, 2005, the nine months ended December 31, 2005, the twelve months ended March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We were in violation of this financial covenant as of September 30, 2006.

     On October 18, 2006, we entered into a forbearance agreement with GMAC that provides for the forbearance by GMAC from enforcing its rights and remedies under the loan agreement as a result of our failure to satisfy a financial covenant contained in the loan agreement. The forbearance agreement is effective through January 15, 2007, at which time all obligations to GMAC will be due and payable in full. GMAC's agreement to forbear from enforcing its rights under the loan agreement and related documents is subject to the following conditions: (i) there are no further events of default under the loan agreement; (ii) we comply with all terms and conditions of the forbearance agreement and the loan agreement (as amended by the forbearance agreement); (iii) we maintain EBITDA of at least the following: (a) $160,000 for the quarter ended September 30, 2006,
(b) $150,000 for the four months ended October 31, 2006, (c) $250,000 for the five months ended November 30, 2006, and (d) $360,000 for the six months ended December 31, 2006; (d) we must hire a permanent Chief Financial Officer by no later than December 15, 2006; and (e) as soon as available, we must deliver to GMAC a copy of our semi-annual audited financial statements. The forbearance agreement also amends the loan agreement to (1) delete our inventory from the calculation of the borrowing base, (2) reduce the maximum amount that may be borrowed under the loan agreement from $10.0 million to $5.0 million, (3) increase the static reserve from $1,000,000 to $1,350,000, and (4) increase the fixed charge coverage ratio from 1.2:1.0 to 1.5:1.0. The forbearance agreement also provides that from and after the date of the agreement, advances under the credit facility will bear interest at the post-default rate of prime plus 2.75% per annum. On October 18, 2006, the prime rate was 8.25%.

     If we are unable to comply with the forbearance agreement and the loan agreement, then GMAC has the option to immediately terminate the line of credit and demand payment of the unpaid principal balance and all accrued interest on the unpaid balance then outstanding. If the loan were to be called and we were unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

     Our new credit facility with GMAC was initially used to pay off our outstanding loan balance as of March 10, 2005 with United National Bank, which balance was approximately $3.8 million, and was also used to pay $25,000 of our closing fees in connection with securing the credit facility. As of September 30, 2006, we owed GMAC approximately $4.0 million and did not have available any additional borrowings.

     On May 3, 2006, and effective as of April 1, 2006, we entered into a new trade credit facility with Lung Hwa Electronics, which is one of our stockholders, that replaced our previous $15.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 4% handling fee on a supplier's unit price. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within ten days of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. As of September 30, 2006, we owed Lung Hwa Electronics $5.4 million in trade payables.

     In February 2003, we entered into a Warehouse Services and Bailment Agreement with Behavior Tech Computer (USA) Corp., or BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of September 30, 2006, we owed BTC USA $318,000 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp.

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

     Our net loss decreased 73% to $304,000 for the first nine months of 2006 from $1.1 million for the first nine months of 2005, primarily resulting from the receipt of approximately $2.4 million upon the settlement of a litigation matter with OfficeMax, which amount was partially offset by approximately $1.2 million of offering cost expensed in the second quarter of 2006 in connection with a registered public offering that had not yet been completed as of June 30, 2006, is not now completed and may never be completed. In addition, our shift in focus in 2006 away from optical data storage products to mobile data storage products with higher margins has helped generate profitable quarters and we are hopeful that we can generate net income in future quarters. However, if either the absolute level or the downward trend of our net loss continues or increases, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

     We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover cycles may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

     Despite our continued losses, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with GMAC will be sufficient to fund our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

BACKLOG

     Our backlog at September 30, 2006 was $4.1 million as compared to a backlog at September 30, 2005 of $4.4 million. Based on historical trends, we anticipate that our September 30, 2006 backlog may be reduced by approximately 25%, or $1.0 million to a net sales amount of $3.1 million as a result of returns, sales incentives, market development funds, cooperative advertising costs and rebate promotion costs.

     Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers creates recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In October 2006, the Emerging Issues Task Force ("EITF") issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 to have a material impact on our financial condition, results of operations or cash flows.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the effect that the application of SFAS No. 158 will have on our financial condition, results of operations and cash flows.

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition, results of operations and cash flows.

     In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our financial condition, results of operations and cash flows.

     In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of FIN 48 on our financial condition, results of operations and cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial condition, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but we believe this new standard will not have a material impact on our financial condition, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operations were not subject to commodity price risk during the first nine months of 2006. Our sales to a foreign country (Canada) were only 7% of our total sales for the first nine months of 2006, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

     We currently have an asset-based business loan agreement in the amount of up to $5.0 million. The line of credit provides for an interest rate equal to the prime lending rate as reported in THE WALL STREET JOURNAL plus 2.75%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under the business loan agreement.

ITEM 4. CONTROLS AND PROCEDURES

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

     We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. In addition, our former Chief Financial Officer resigned in June 2006. Although we timely filed our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005 and our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006, management evaluated the impact of our lack of sufficient finance and accounting personnel, including the departure of our former Chief Financial Officer in June 2006, on our assessment of our disclosure controls and procedures and has concluded as of September 30, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

   REMEDIATION OF MATERIAL WEAKNESS

     To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following, in the periods specified below:

     In addition to working with our independent auditors, in the fourth quarter of 2004, we retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding our financial reporting processes. We also engaged, in the fourth quarter of 2004, another third-party accounting firm, other than our independent auditors, to assist us with our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports. In the third quarter of 2005, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to product returns and sales incentives through enhancements to our MIS financial reporting system that expedite our internal reporting processes and our periodic reviews by our independent auditors. In addition, we allocated and continue to allocate part of the time of certain company personnel with accounting experience to assist us in generating reports and schedules necessary to timely file our periodic reports and we believe that this has assisted us, and will continue to assist us, in timely filing our periodic reports. Prior to this time, these personnel focused their time on other matters. During the first nine months of 2006, we continued to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

     We have hired an individual who we expect will become our new Chief Financial Officer effective November 15, 2006 and who has substantial expertise in public company financial reporting compliance and who we believe will contribute to our ability to handle the matters necessary to properly prepare and to timely file our periodic reports. Following the departure of our former Chief Financial Officer and prior to hiring the individual who we expect will become our new Chief Financial Officer, we engaged the services of financial consultants to assist us in preparing our periodic reports.

     Management expects that the actions described above will remediate the corresponding material weakness also described above by December 31, 2006. Management estimates that we paid the third-party consultant approximately $37,000 in connection with his services and estimates that we have paid the third-party accounting firm approximately $63,000 in connection with its services. Management is unable to estimate our capital or other expenditures associated with the allocation of time of certain company personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation. In addition, since May 2006, management estimates that we have paid financial consultants who assisted us in preparing our periodic reports during our search for a new Chief Financial Officer approximately $150,000. Our new Chief Financial Officer will have an annual base salary of $150,000, not including benefits and other costs of employment.

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The changes noted above, specifically, the changes relating to our engagement of the services of financial consultants to assist us in preparing our periodic reports during our search for a new Chief Financial Officer are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

     In addition, we are involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below:

   WE MAY BE UNABLE TO MEET OUR FINANCIAL COVENANTS WITH GMAC COMMERCIAL FINANCE. IN ADDITION, OUR CREDIT FACILITY WITH GMAC COMMERCIAL FINANCE EXPIRES IN JANUARY 2007. IF WE ARE UNABLE TO MEET THESE COVENANTS, OR IF OUR CREDIT FACILITY IS NOT TIMELY REPLACED WITH A NEW FACILITY, IT IS LIKELY THAT WE WILL BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY, TO SUSTAIN OR EXPAND OUR CURRENT SALES VOLUME AND TO FUND OUR DAY-TO-DAY OPERATIONS.

     We have been in violation of our financial covenants with GMAC Commercial Finance, or GMAC, in the past and may be in violation of our financial covenants in the future. On October 18, 2006, we entered into a forbearance agreement with GMAC that provides for the forbearance by GMAC from enforcing its rights and remedies under a loan agreement as a result of our failure to satisfy a financial covenant contained in the loan agreement. The forbearance agreement is effective through January 15, 2007, at which time all obligations to GMAC will be due and payable in full. If we are unable to comply with these forbearance or loan agreements, GMAC will have the option to immediately terminate the credit facility and demand payment of the unpaid principal balance and all accrued interest on the unpaid balance then outstanding. If the loan were to be called and if we are unable to obtain alternative financing, we would lack adequate funds to acquire inventory in amounts sufficient to sustain or expand our current sales operation. In addition, we would be unable to fund our day-to-day operations.

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

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   ----------------------
     *           Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       I/OMAGIC CORPORATION


Dated:  November 14, 2006              By: /s/ Tony Shahbaz
                                          -------------------------------------
                                          Tony Shahbaz, President, Chief
                                          Executive Officer and Interim
                                          Chief Financial Officer
                                          (principal executive officer and
                                          principal financial and
                                          accounting officer)

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