Form 10-K
period 2006-12-31
I/OMAGIC CORP
filed 2007-07-13
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No |X|
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|
         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]                            Non-accelerated filer |X|
                             Accelerated filer [ ]
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|
         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $7.8 million as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter. The registrant has no non-voting common equity.
         The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of July 9, 2007.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1.      Business..........................................................1

Item 1A      Risk Factors.....................................................15

Item 1B.     Unresolved Staff Comments........................................24

Item 2.      Properties.......................................................24

Item 3.      Legal Proceedings................................................24

Item 4.      Submission of Matters to a Vote of Security Holders..............25

                                     PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................26

Item 6.      Selected Financial Data..........................................27

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................29

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......48

Item 8.      Financial Statements and Supplementary Data......................48

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................50

Item 9A.     Controls and Procedures..........................................52

Item 9B.     Other Information................................................53

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance...........57

Item 11.     Executive Compensation...........................................62

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................64

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence............................................66

Item 14.     Principal Accounting Fees and Services...........................68

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules..........................82

Index to Consolidated Financial Statements and Supplemental Information......F-1

Index To Exhibits

Signatures

Exhibits Filed with this Report

     EXPLANATORY NOTE -- RESTATEMENTS OF FINANCIAL INFORMATION AND A CHANGE
                            IN ACCOUNTING PRINCIPLE

                                EXPLANATORY NOTE

         This Form 10-K includes restatements and a change in accounting principle for the years ended December 31, 2005 and 2004 and for the interim periods for the years ended December 31, 2006, 2005 and 2004 that amend, restate and adjust the following:

     o consolidated statements of operations for the years ended December 31, 2005 and 2004;

     o   selected financial data for the years ended December 31, 2005 and 2004;
         and

     o certain financial data for the quarterly periods ended March 31, June 30, and September 30, 2006, and March 31, June 30, September 30, and December 31, 2005 and 2004.

         This Form 10-K also reflects the restatement and adjustment of "Selected Financial Data" in Item 6 for the fiscal years ended December 31, 2005, 2004, 2003 and 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for the fiscal years ended December 31, 2005 and 2004.

         We have not filed amendments to our previously filed Forms 10-K for the fiscal years ended December 31, 2005, 2004, 2003 or 2002, or amendments to our previously filed Forms 10-Q for the interim periods affected by the restatements and change in accounting principle prior to and including September 30, 2006. The consolidated financial statements and financial information, as previously filed, should no longer be relied upon. The related audit report of Singer Lewak Greenbaum & Goldstein LLP, our previous independent registered public accounting firm, with respect to the consolidated financial statements referred to in this paragraph, should also no longer be relied upon. The previously filed information reported for the periods referred to in the previous paragraph is superseded by the information contained in this Form 10-K.

         For additional information, see Notes 2, 3 and 4 to our consolidated financial statements beginning on page F-1 of this Form 10-K.

                                     PART I

                              CAUTIONARY STATEMENT

         ALL STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, OTHER THAN STATEMENTS OR CHARACTERIZATIONS OF HISTORICAL FACT, ARE "FORWARD-LOOKING STATEMENTS." EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING PROJECTED NET SALES, COSTS AND EXPENSES AND GROSS MARGINS; OUR ACCOUNTING ESTIMATES, ASSUMPTIONS AND JUDGMENTS; THE DEMAND FOR OUR PRODUCTS; THE COMPETITIVE NATURE OF AND ANTICIPATED GROWTH IN OUR INDUSTRY; AND OUR PROSPECTIVE NEEDS FOR ADDITIONAL CAPITAL. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES, APPROXIMATIONS AND PROJECTIONS ABOUT OUR INDUSTRY AND BUSINESS, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY US, ALL OF WHICH ARE SUBJECT TO CHANGE. FORWARD-LOOKING STATEMENTS CAN OFTEN BE IDENTIFIED BY SUCH WORDS AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "PREDICTS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "SHOULD," "WOULD," "COULD," "POTENTIAL," "CONTINUE," "ONGOING," SIMILAR EXPRESSIONS AND VARIATIONS OR NEGATIVES OF THESE WORDS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE LISTED UNDER "RISK FACTORS" IN ITEM 1A OF THIS REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON, EXCEPT AS OTHERWISE REQUIRED BY LAW.

ITEM 1.    BUSINESS.

COMPANY OVERVIEW

         We sell data storage, digital entertainment and personal computer, or PC, peripheral products. We sell our products in the United States and Canada, together known as the North American retail marketplace. During 2006, sales generated within the United States accounted for approximately 84% of our net sales and sales generated within Canada accounted for approximately 16% of our net sales. For the years ended December 31, 2005 and 2004, sales generated within the United States and Canada accounted for approximately 98% and 2% of our net sales, respectively.

         Our product offerings predominantly consist of both mobile and desktop magnetic data storage products and optical data storage products. Our mobile magnetic data storage products, which we call our Data-to-Go(TM) products, consist of compact and mobile universal serial bus, or USB, hard disk drives that plug into any standard USB port and that provide from 8 gigabytes, or 8,000 megabytes, to up to 160 gigabytes, or 160,000 megabytes of storage capacity. We designed our Data-to-Go(TM) products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our mobile magnetic data storage products accounted for approximately 34% of our net sales for 2006. Our desktop magnetic data storage products, which we call our GigaBank(TM) products, require an independent power source and offer storage capacities ranging from 250 gigabytes, or 250,000 megabytes, to up to 1 terabyte, or 1,000,000 megabytes. Our desktop magnetic data storage products accounted for approximately 23% of our net sales for 2006. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with PCs. Our optical data storage products accounted for approximately 39% of our net sales in 2006. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. We also sell digital entertainment and other products, which accounted for only approximately 4% of our net sales in 2006.

         We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy Canada, Circuit City, CompUSA, Costco, Fred Meyer Stores, Micro Center, Office Depot, Office Max, RadioShack, Staples, Tech Data and Target. Our retailers sell our products in retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall, Home Shopping Network and Tiger Direct, predominantly through distribution by Tech Data.

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

         During 2006, our most significant retailers were Staples, Best Buy Canada, Circuit City and Office Depot. Collectively, these four retailers accounted for 69% of our net sales for 2006, or 28%, 14%, 14% and 13% of our net sales, respectively. During 2005, our most significant retailers were Staples, Office Depot, CompUSA and Circuit City. Collectively, these four retailers accounted for 81% of our net sales, or 36%, 17%, 17% and 11% of our net sales, respectively, during 2005.

         We market our products primarily under our I/OMagic(R) brand name. From time to time, we also market products under our Hi-Val(R) and Digital Research Technologies(R) brand names. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet different consumer needs.

         We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa. Both BTC and Lung Hwa provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa is a major supplier of USB hard disk drives, including some of our GigaBank(TM) products, as well as a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers and suppliers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allow us to utilize more capital resources for other aspects of our business. See "Certain Relationships and Related Transactions, and Director Independence."

         I/OMagic Corporation was incorporated under the laws of the State of Nevada in October 1992. We have one subsidiary, IOM Holdings, Inc., a Nevada corporation. Our principal executive offices are located in Irvine, California and our main telephone number is (949) 707-4800.

RECENT DEVELOPMENTS

         Over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

INDUSTRY OVERVIEW

         Storing, managing, protecting, retrieving and transferring electronic data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

         o the growth in the number of PCs, and the increase in the number, size and complexity of computer operating systems, computer networks and software programs;

         o the emergence and development of new data-intensive activities, such as e-mail, e-commerce, and the increasing availability of products and services over the Internet, together with the rise in bandwidth available to access and download data from the Internet; and

         o the existence and availability of increasing amounts of digital entertainment data, such as movies, music, photos, video games and other multi-media data.

         Traditional PC data generally includes documents, e-mails, financial information, software programs and other electronic data. The data storage industry has grown significantly over the last two decades as the PC has become a virtually indispensable tool in the home and office, resulting in increasing amounts of traditional PC data. As a result of these and other developments, traditional PC data storage requirements have correspondingly increased.

         Digital entertainment data generally includes movies, music, photos, video games and other multi-media data. For nearly two decades, music has been offered on CDs as the prevailing standard. In the mid-to-late 1990s, the ability to copy CDs, and to download, remix, and copy or "burn" music to a personalized CD began to gain popularity and made the recordable CD drive, or "CD burner," a desirable component of the PC. With the growth and acceptance of the Internet and the advent of on-line music availability, the demand for on-line music has increased and as a result, the demand for faster and easier data storage and retrieval has grown.

         We believe that the increasing amount of traditional PC and digital entertainment data that is being generated and used is stimulating increased demand for products offering data storage, management, protection, retrieval and transfer capability. We also believe that those products that offer flexibility and high-capacity storage in a cost-effective, user-friendly manner are in highest demand.

     KEY FACTORS DRIVING GROWTH IN THE DATA STORAGE INDUSTRY

         We believe that the following factors, among others, are driving and will continue to drive growth in the data storage industry:

         o INCREASED USE OF THE INTERNET. As individuals and businesses continue to increase their use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for storage, management, protection, retrieval and transfer of data -- especially high-capacity, cost-effective data storage devices -- will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

         o GROWTH IN NEW TYPES OF DATA. The growth in new types of data such as movies, music, photos, video games and other multi-media data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC text data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

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

         o CONVERGENCE OF TECHNOLOGIES. Product offerings are beginning to embody the convergence of data storage and digital entertainment playback technologies. For instance, a digital video recorder, or DVR, can operate as the primary tool for storage, management, protection, retrieval and transfer of traditional PC data as well as digital entertainment data such as movies, music, photos, video games and other multi-media data.

     TYPES OF DATA STORAGE MEDIA

         The following types of data storage media are the principal means through which traditional PC data as well as digital entertainment data can be stored, managed, protected, retrieved and transferred:

         o MAGNETIC. Magnetic data storage drives store digital data by magnetically altering minutely small areas of a magnetic media surface so that specific areas represent either a "1" or a "0." All digital data is comprised of different combinations of "1s" and "0s" regardless of the media on which the data is stored. Examples of magnetic data storage media include floppy disks, Zip(R) disks, magnetic tape and hard disk drives, including compact and portable hard disk drives, such as our Data-to-Go(TM) products.

         o OPTICAL. Optical data storage drives store digital data by using lasers to alter minutely small areas of an optical media surface. Examples of optical data storage media include CDs and DVDs.

         o SOLID STATE. Solid state storage devices store digital data by applying electronic charges to alter minutely small areas of a memory chip or card. Examples of solid state media include flash memory chips, flash memory cards and thumbdrives. Thumbdrives are more commonly known as USB drives, which are small, portable flash memory devices that plug into any standard USB drive. Solid state media is typically used for digital data storage in digital cameras, personal digital assistants, or PDAs, cellular phones and MP3 players.

     RELATIVE ADVANTAGES AND DISADVANTAGES OF TYPES OF DATA STORAGE MEDIA

         Each of the principal types of data storage media generally available to consumers has certain advantages and disadvantages. These include:

     MAGNETIC MEDIA

         o HARD DISKS. Hard disks are fixed media and typically are not removable, thus prohibiting the physical transport of data and portability of the drive itself. Relative to other available media, hard disks have higher capacities, holding up to approximately 1 terabyte, or 1,000,000 megabytes, depending on the user's operating system and other factors, and offer a low cost per megabyte. Hard disks have a fixed storage capacity and are not scalable. Hard disks offer fast data access times and data transfer rates and generally good reliability, but data protection and retrieval is dependent on drive reliability. Hard disks require another device or medium for data back-up purposes or for data transportability; however certain hard disk drives, such as our mobile storage products, allow physical transport of data and drive portability.

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

         o MAGNETIC TAPE. Magnetic tape is a removable media allowing physical transport of data. Magnetic tape drives are typically larger than other storage drives, making them comparatively less portable. Relative to other available media, magnetic tape has moderate to high capacity, holding up to approximately 80 gigabytes, or 80,000 megabytes, depending on the user's operating system and other factors, and represents a moderate cost per megabyte. While magnetic tape itself is not expensive, magnetic tape drives have a high cost per unit. Magnetic tape media typically employs older, less efficient storage, management, protection, retrieval and transfer technology, and offers slow data access times but fast data transfer rates, moderate reliability and a tendency towards degradation over time which risks the loss of data stored on the tape.

     OPTICAL MEDIA

         o COMPACT DISCS. CDs are removable media allowing physical transport of data. External CD drives allow portability of the drive itself. Relative to other available media, CDs have moderate capacity, holding up to approximately 700 megabytes, depending on the user's operating system and other factors, and offer virtually unlimited storage capacity with the use of additional low cost CDs. CDs offer only moderate data access times and data transfer rates as compared to hard disk technologies; however, new technology continues to improve data access times for this media. CDs are also compatible with numerous devices ranging from PCs to CD and DVD players typically found in the home and office. Unlike hard disks, the integrity of data protection and retrieval is not drive-dependent, since a reliability problem with an optical drive will not affect digital data already stored on a CD, and ease of transport allows access to data using another drive if a problem exists with a user's primary drive unit. In addition, unlike magnetic media, repeated use of CDs results in limited or no degradation of the CD itself.

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

     SOLID STATE MEDIA

         o FLASH MEMORY CHIPS. Flash memory chips are generally not removable media. Typically, flash memory chips are used in portable devices such as digital cameras, PDAs and cellular phones. Relative to other available media, flash memory chips have moderate capacity, holding up to approximately 2 gigabytes, or 2,000 megabytes, depending on the user's operating system and other factors, and offer very high cost per megabyte and high cost per unit. Flash memory chips are highly reliable, consume very little power and offer very fast data access times and data transfer rates, but require another device or medium for data back-up purposes.

         o FLASH MEMORY CARDS. The relative advantages and disadvantages of flash memory cards are generally the same as for flash memory chips. However, flash memory cards are removable media allowing physical transport of data.

     INDUSTRY CHALLENGES AND TRENDS

         We believe that the challenges currently facing the data storage industry include:

         o NEED FOR HIGH-CAPACITY, COST-EFFECTIVE AND FLEXIBLE MEDIA AND RELATED DATA STORAGE DEVICES. We believe that, as a result of the rapid growth in electronic data and in new applications requiring or using high data-content movies, music, photos, video games and other multi-media content, the data storage industry needs to offer higher capacity, more cost-effective and flexible media and data storage devices. To meet this need, the data storage industry has shifted its product offerings to DVD-based technologies as well as to compact and portable hard disk drives such as our Data-to-Go(TM) products.

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

         We believe that one of the trends in the data storage industry includes the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD-based media and devices.

         Another trend in the data storage industry is the progression toward smaller, more portable hard disk drives such as our DataBank(TM) and Data-to-Go(TM) products. We expect that products with storage capacities of up to 160 gigabytes, or 160,000 megabytes, on a single 2.5 inch hard disk drive, and up to 1 terabyte, or 1,000,000 megabytes, on a single 3.5 inch hard disk drive will be available in 2007. It is not clear when we will be able to offer products with similar storage capacities at competitive prices.

         Developing trends in the data storage industry include the adoption of super-high-capacity optical data storage devices using technology such as Blu-ray DVD or High-definition DVD. Blu-ray DVD technology is expected to expand DVD capacity up to tenfold and is expected to allow, for the first time in a device widely available to consumers, the storage and retrieval of high definition videos and images for playback on high-definition DVD players and compatible televisions and monitors. A competing new technology also exists called High-definition DVD, or HD-DVD. The storage capacity of HD-DVD is limited to approximately 60% of a Blu-ray DVD. Proponents of HD-DVD technology contend, however, that it has less compatibility problems with existing DVD technology as compared to Blu-ray DVD technology and that data compression software reduces the importance of the greater storage capacity offered by Blu-ray DVD technology.

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

THE I/OMAGIC SOLUTION

         We sell magnetic and optical data storage products in the North American retail marketplace. We believe that we possess a combination of core competencies that provide us with a competitive advantage, including the ability to successfully identify consumer needs and preferences, use our sales channels to sell new and enhanced products, efficiently bring to market newly developed products and enhanced products, efficiently manage our product supply chain, and use our brands and merchandising efforts to market and sell data storage products. In addition, we sell digital entertainment and other products in the North American retail marketplace.

         Successfully executing our core competencies yields substantial benefits including the ability to:

         o rapidly bring both new and enhanced products to market in a cost-effective manner;

         o offer high-value products that combine performance, functionality and reliability at competitive prices; and

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

         The market intelligence we gain through consultation with our retailers, subcontract manufacturers and suppliers enables us to deliver products that combine the performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers and suppliers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

         We sell our products through computer, consumer electronics and office supply superstores and other retailers who collectively operate retail locations throughout North America. Our network of retailers enables us to offer products to consumers across North America, including nearly every major metropolitan market in the United States. Over the past three years, our largest retailers have included Best Buy Canada, Circuit City, CompUSA, Costco, Office Depot, OfficeMax, Staples and Target.

         Historically, we have focused on optical data storage products, such as CD and DVD drives. We continue to sell and market our optical data storage products but now focus primarily on our line of mobile and desktop magnetic data storage products called our Data-to-Go(TM) products, which are compact and portable USB hard disk drives that plug into any standard USB port, and our GigaBank(TM) larger capacity desktop products that require an independent power source. We believe that these products are cost-effective alternatives to flash media devices and standard hard disk drives. We also believe that the market for data storage products, especially "after-market" devices that can be purchased separately from and easily used in conjunction with a standard PC, has shifted its demand largely to mobile and desktop hard disk drives as well as optical media and drives. While optical media and drives represent the optimal combination of high-capacity storage capability, cost-effectiveness and flexibility, magnetic hard-disk and drive technology is the closest competitor to optical media in the contexts of storage capacity, cost-effectiveness and flexibility. However, while the storage capacity of any given hard disk is fixed, optical media has virtually unlimited storage capacity through the addition of low-cost CDs or DVDs. Moreover, optical media has far more flexibility than hard disk media, allowing users to store music, photos and movies utilizing a stand-alone recorder or a desktop or laptop PC and then play them back on standalone CD or DVD players. In addition, hard disk media is usually built into a PC, lacking effective portability and ease of physical transport of data.

         We believe that our focus on mobile and desktop magnetic disk drives is consistent with consumer demand for portability and larger capacity magnetic disk drives and that our optical data storage products are also consistent with the proliferation of digital entertainment devices. Digital cameras, MP3 players and other digital entertainment devices are well complemented by the use of optical media for data back-up and high-capacity storage purposes. Existing solid state media, while convenient in many respects, offers relatively low storage capacity and relatively poor cost effectiveness. Accordingly, optical media, with its high storage capacity, cost effectiveness and convenience, together with a related drive unit, is a complementary product for consumers who desire to store, manage, protect, retrieve and transfer digital data used in conjunction with their digital entertainment devices.

         Over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

OUR STRATEGY

         Our primary goal is to remain a leading provider of mobile and desktop magnetic disk drives and optical data storage products and to expand our market share in both product categories. Our business strategy to achieve this goal includes the following elements:

         o CONTINUE TO DEVELOP AND SOLIDIFY OUR NORTH AMERICAN RETAIL NETWORK. We have developed, and plan to continue to develop, broaden and solidify, close working relationships with leading North American computer, consumer electronics and office supply superstores and other retailers. These retailers carry many of the products that we sell. As we offer both new and enhanced data storage, digital entertainment and other products, we intend to continue to utilize our existing relationships with these retailers to offer and sell these products to consumers.

         o CONTINUE TO DEVELOP AND EXPAND OUR STRATEGIC SUBCONTRACT AND SUPPLY RELATIONSHIPS. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers, such as BTC and Lung Hwa in Asia. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers' and suppliers' continued development of new and improved data storage, digital entertainment and other products. Some of these relationships are particularly strong because some of our subcontract manufacturers and suppliers are also stockholders of I/OMagic. We plan to continue to develop and explore other subcontract manufacturer and supplier relationships as well. By continuing to subcontract manufacture and source our products, we intend to continue to increase our operating leverage by delivering products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

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

         o MARKET PRODUCTS TO OUR EXISTING CONSUMER BASE. We intend to market new, enhanced and current products to existing purchasers of our products. We also believe that existing users of our products can be an important source of referrals for potential new purchasers of our products. In addition, through our websites located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com, we plan to increase sales of our products over the Internet by continuing to offer select products for direct purchase by consumers, conduct special promotions and offer downloads to existing and potential purchasers of our products.

OUR PRODUCTS

         We have three primary data storage product categories: our mobile magnetic data storage products, our desktop magnetic data storage products and our optical data storage products. Our magnetic data storage products consist of mobile products that we call our Data-to-Go(TM) products and desktop products that we call our GigaBank(TM) products. These products are designed principally for general data storage. Our optical data storage products consist of a range CD and DVD drives that store traditional PC data as well as movies, music, photos, video games and other multi-media data.

     OUR OPTICAL DATA STORAGE PRODUCTS

         Our optical data storage products are based on one or more of the following technology formats which allow storage, management, protection, retrieval and transfer of data:

                                                                                   DATA STORAGE
TECHNOLOGY                        MEANING                                   AND RETRIEVAL CAPABILITY(1)
----------                        -------                                   ---------------------------

CD-ROM                        Compact Disc-Read Only Memory               Retrieval only
CD-R                          Compact Disc-Recordable                     Retrieval and single-session storage
CD-RW                         Compact Disc-Rewritable                     Retrieval and multi-session storage
DVD-ROM                       Digital Video Disc-Read Only Memory         Retrieval only
DVD-R or DVD+R                Digital Video Disc-Recordable               Retrieval and single-session storage
DVD-RW or DVD+RW              Digital Video Disc-Rewritable               Retrieval and multi-session storage and
                                                                          backward compatibility with CDs
DVD-RAM                       Digital Video Disc-Random Access Memory     Retrieval and multi-session storage
DVD+/-RW+/-R                  Dual Format Digital Video Disc-Rewritable   Retrieval and multi-session storage and
                              and Recordable                              backward compatibility with CDs and DVD-Rs
CD-RW+DVD                     Compact Disc-Rewritable DVD                 Retrieval and multi-session storage and
                                                                          backward compatibility with CDs and
                                                                          DVD-ROMs
-----------------

(1) Single-session (R=write once/read only) storage media and devices allow storage on a disc only a single time, whereas multi-session (RW=rewritable) storage media and devices allow repeated storage, erasure and re-storage of data. Backward compatible devices permit the use of media based on older technology in devices employing newer technology, such as DVD-based devices which permit the use of CD media.

         Many of the technologies identified in the table above are competing media formats. We seek to deliver optical data storage products that enable the storage, management, protection, retrieval and transfer of data to and from all major media formats to satisfy the needs of consumers regardless of their choice of media format. Because certain media formats ultimately may be rejected or disfavored by the marketplace, we do not base our products on a single format or on a small number of media formats. We seek to offer products that are cross-compatible over numerous formats to offer the most comprehensive solution available to the broadest range of consumers.

         Our optical data storage products currently include:

         o Internal and external optical data storage drives based on the following technologies: CD-ROM, CD-RW, DVD-ROM, DVD+R, DVD+RW, DVD-RAM, DVD+/-RW+/-R or CD-RW+DVD; and

         o Disc duplicator systems that are stand-alone units that do not require a computer connection and that copy information from a source disc, such as a CD, to a compatible target disc.

         We also offer optical data storage products that use double-layer DVD technology, which doubles DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, depending on the user's media capability. We plan to continue our efforts to enhance our optical data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

     OUR PORTABLE MAGNETIC DATA STORAGE PRODUCTS

         Our existing and planned portable magnetic data storage products currently include:

         o GIGABANK(TM) MICRO USB hard disk drives with dimensions measuring 1.4"W x 2.25"L x 0.4"H, provide from 8 gigabytes, or 8,000 megabytes up to 12 gigabytes, or 12,000 megabytes, of storage capacity, depending on the user's operating system and other factors;

         o DATA-TO-GO(TM) AND DATA-TO-GO2(TM) compact and portable external USB 2.0 hard disk drives with dimensions measuring 3.0"W x 5.25"L x 0.6"H that provide from 80 gigabytes, or 80,000 megabytes up to 120 gigabytes, or 120,000 megabytes, of storage capacity, depending on the user's operating system and other factors.

         o GIGABANK(TM) external USB 2.0 hard disk drives with dimensions measuring 5.0" W x 8.25" L x 1.5" H, provide from 200 gigabytes, or 200,000 megabytes up to 1 terabyte, or up to 1,000,000 megabytes, of storage capacity, depending on the user's operating system and other factors.

         o EZ NETSHARE(TM) external network hard disk drives, with dimensions measuring 5.25"W x 9.75"L x 1.5"H, provide up to 300 gigabytes, or 300,000 megabytes, of storage capacity, depending on the user's operating system and other factors.

         The growth in the availability of digital data, such as movies, music and photos has generated new data storage applications and created significant demand for portable data storage devices. The typical portable data storage device is compact, often small enough to fit into a pocket, consumes low power, is durable, re-writable and is versatile due to its ease of operation. In addition, most of these portable data storage devices do not require a separate power source other than through a standard USB port. USB portable storage devices, such as USB flash drives and compact USB hard disk drives were introduced in late 2002, compete with our CD- and DVD-based data storage products. Sales of these devices have continued to represent an increased share of the market for data storage products.

         Our EZ NetShare(TM) external drives are designed for network data storage needs. We believe that over the last few years there has been a substantial increase in the number of households that have high-speed Internet connections. Our EZ NetShare(TM) drives allow individuals to store documents, music, videos and photos and share them with friends, family members and coworkers throughout a personal network. Our EZ NetShare(TM) drives operate as network data storage devices as well as standalone USB compatible data storage drives. We believe that our EZ NetShare(TM) products represent a substantial opportunity for sales growth. We also believe that over the next 12 months sales of our EZ NetShare(TM) drives will increase as a percentage of our net sales.

     OUR DIGITAL ENTERTAINMENT AND OTHER PRODUCTS

         Our digital entertainment and other products include:

         o DIGITAL PHOTO FRAMES in 7" and 9" widescreen formats with flat panel displays. Our digital photo frames have flash media inputs to accept flash memory cards from digital cameras to display digital photos and play digital slide shows. This new product line is a potential large new segment of the digital camera accessory aftermarket.

         o EXTERNAL FLOPPY DISK DRIVES that integrate a floppy disk drive and a built-in 7-n-1 digital media card reader which we call our DataStation devices.

         o CASE ENCLOSURES for external or portable data storage drives for 2.5" or 3.5" drives.

         We believe that the markets for digital entertainment and other consumer electronics and peripheral products are expanding. We intend to continue to monitor these markets and develop and sell digital entertainment and other consumer electronics and peripheral products as we are able to identify products that we believe we can sell competitively. Currently, our digital entertainment and other consumer electronics and peripheral products represent only a minor product category. These products accounted for only approximately 4% and 1% of our net sales during 2006 and 2005, respectively.

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

PRODUCT OFFERINGS

         Our product offerings are primarily directed toward satisfying the demands of the North American retail marketplace for data storage products and multi-media digital entertainment and other PC products. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

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

         o DEVELOPMENT OF NEW PRODUCTS. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of media formats. These offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage marketplace such as high-capacity, cost-effective, flexible and portable data storage, management, protection, retrieval and transfer. We believe that we are able to quickly adopt new technologies and bring them to market through our retailers faster than our competition.

         Our retailers, subcontract manufacturers and our suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers, subcontract manufacturers and our suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

         Many of our retailers are among the largest computer, consumer electronics and office supply retailers in North America. Over the past three years, our retailers have included Best Buy Canada, Circuit City, CompUSA, Costco, Fred Myer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target. Through their close contact with the marketplace for data storage products, our retailers are able to provide us with important information about consumer demands and preferences.

         Many of our subcontract manufacturers and suppliers have substantial product development resources and facilities in Asia, and are among the major component manufacturers and suppliers in their product categories. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including BTC and Lung Hwa. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa is a major supplier of USB hard disk drives, including some of our GigaBank(TM) products, as well as a major manufacturer of digital entertainment products. These subcontract manufacturers and suppliers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

         Our corporate headquarters in Irvine, California house a product development team that coordinates and manages the subcontract logistics and product development efforts of our subcontract manufacturers and suppliers in Asia. At our Irvine facility, we also develop user manuals, product packaging and marketing literature as well as installation guides and supplemental materials, including software and hardware designed to permit user-friendly product installation.

         We do not have a traditional research and development program. Instead, we work closely with our retailers, subcontract manufacturers and suppliers and conduct various other activities in connection with the enhancement of our existing products and the development of new products. We have not, in any reporting period, made any material expenditures on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Our efforts are largely directed at the evaluation of new products and enhancements to existing products rather than the actual development of new products or product enhancements.

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

         We believe that these activities assist us in attempting to achieve our goal of being among the first-to-market with new and enhanced product offerings based on established and emerging technologies.

OPERATIONS

         We do not directly manufacture any of the components incorporated into the products that we sell. We subcontract manufacture the majority of our products or source from our suppliers our data storage, digital entertainment and other products. We believe that by outsourcing the manufacturing of our products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

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

         We believe that the relatively low overhead costs resulting from subcontract manufacturing or sourcing the products we offer for sale, the economies of scale of our subcontract manufacturers and suppliers, and the engineering and manufacturing resources of our subcontract manufacturers and suppliers enable us to offer products combining high levels of performance, functionality and reliability at prices competitive with other leading products offered in the marketplace.

         We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our assembly, packaging, storage and distribution facility in Irvine. These products are then packaged and shipped by us either directly to retail locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers. We maintain a production staff in Irvine, California, that assembles "quick turn" and pilot production runs and repackages bulk quantities received from our subcontractors or suppliers.

     QUALITY CONTROL

         Our primary subcontract manufacturers and suppliers are among the major computer and electronic component manufacturers and suppliers in Asia who we believe have rigorous quality control and shipping guidelines. We regularly inspect and test product samples, periodically tour our subcontract manufacturers' and suppliers' facilities, monitor defective product returns and test defective products.

SALES AND MARKETING

         We sell our products primarily through retailers who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores. In addition, we sell our products through Internet retailers and mail order catalogs.

         We cooperate with our retailers to promote our products and brand names. We participate in co-sponsored events with our retailers and industry trade shows such as CES(R) and RetailVision(R). We participate in these events and trade shows in order to develop new relationships with potential retailers and maintain close relationships with our existing retailers. We also fund cooperative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives and develop and procure certain products as requested by our retailers. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close working relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

         We maintain a large database containing information regarding many end-users of our products. Through a targeted, direct marketing strategy, we intend to offer these end-users other products to establish repeat end-user customers, increase our product sales and promote brand loyalty. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads on our websites to existing and potential end-user customers. Our websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com.

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

         Companies that offer products similar to our optical data storage products include BenQ, Hewlett-Packard, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Sony and TDK. We also indirectly compete against original equipment manufacturers such as Dell and Hewlett-Packard to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our mobile and desktop magnetic data storage products include Iomega, LaCie, PNY Technologies, Sony, Seagate Technology and Western Digital.

         We believe that our ability to compete in the data storage industry depends on many factors, including the following:

         o PRODUCT VALUE. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading products offered in the marketplace. We focus on offering these high value products by positioning them as affordable alternatives to products offered by leading brands such as Hewlett-Packard, Iomega, Memorex, Sony, Seagate Technology, TDK and Western Digital.

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

         o PRODUCT ENHANCEMENT AND DEVELOPMENT AND TIME-TO-MARKET. Enhancement of our existing products, development of new products and rapid time-to-market to satisfy evolving consumer demands and preferences are key elements of our ability to compete. Consumers continuously demand higher levels of performance and functionality in data storage products. We attempt to compete successfully by bringing products with higher levels of performance and functionality rapidly to market to satisfy changing consumer demands and preferences. We believe that the research and development efforts and economies of scale of our major subcontract manufacturers and suppliers enable us to rapidly introduce enhanced products and new products offering higher levels of performance and functionality. Our products are often among the first-to-market with new features and technology made widely available to consumers.

         We are currently experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In addition, we currently have high inventory levels and due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future.

INTELLECTUAL PROPERTY

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic(R), Hi-Val(R) and Digital Research Technologies(R) are our registered trademarks. We also sell products under various product names such as Data Bank(TM), "DataStation", Data-to-Go(TM), EZ NetShare(TM), GigaBank(TM) and "MediaStation". As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

         We own, license or have otherwise obtained the right to use certain technologies incorporated into our products. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors incorporated into our products, we would forward those claims to the appropriate vendor. If we or our product manufacturers or suppliers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

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

         A number of our agreements with our retailers provide that we will defend, indemnify and hold harmless our retailers from damages and costs that arise from product warranty claims or claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or any resulting liability we would incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could have a material adverse affect on our business, results of operations and financial condition.

GOVERNMENT REGULATION

         Our products are designed by our subcontract manufacturers and suppliers to comply with a significant number of regulations and industry standards, some of which are evolving as new technologies are deployed. We believe that we are currently in compliance with each applicable regulation and industry standard. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally recognized test laboratories. We also must comply with numerous import/export regulations. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States regulations regarding the manufacture and sale of data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

EMPLOYEES

         As of July 9, 2007, we had approximately 50 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

ITEM 1A    RISK FACTORS.

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IF ANY OF THE FOLLOWING RISKS, OR ANY OTHER RISKS NOT DESCRIBED BELOW, ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

     WE ARE PRESENTLY EXPERIENCING A LACK OF LIQUIDITY. IF WE ARE UNABLE TO INCREASE OUR LIQUIDITY, WE WILL EXPERIENCE A MATERIAL AND ADVERSE EFFECT ON OUR ABILITY TO OPERATE OUR BUSINESS.

         We currently have almost no amounts available to us for borrowing under our credit facility with Silicon Valley Bank. In addition, we had only $645,000 of cash on hand as of July 9, 2007. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to certain related-party creditors, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we could experience a material and adverse effect on our ability to operate our business.

     IF WE CONTINUE TO SUSTAIN LOSSES, WE WILL BE IN VIOLATION OF A LOAN COVENANT WITH SILICON VALLEY BANK. WE HAVE VIOLATED LOAN COVENANTS IN THE PAST WITH OUR PREVIOUS LENDER AND THERE IS NO ASSURANCE THAT WE WILL NOT BE IN VIOLATION OF OUR CURRENT CREDIT FACILITY IN THE FUTURE. IF WE DO VIOLATE THE LOAN COVENANT, WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY, TO SUSTAIN OUR CURRENT SALES VOLUME AND TO FUND OUR DAY TO DAY OPERATIONS.

         Our credit facility with Silicon Valley Bank has one financial covenant that requires us to maintain at all times, on a consolidated basis, to be tested as of the last day of each calendar month, tangible net worth of at least $4,750,000, plus (i) 50% of all consideration received by us after the date of the loan agreement for sales of equity securities and the issuance of subordinated debt, plus (ii) 50% of our net income in each fiscal quarter ending after the date of the loan agreement. If we continue to sustain losses, we will be in violation of this tangible net worth covenant with Silicon Valley Bank. If we violate the loan covenant, we may be unable to borrow funds to purchase inventory, to sustain our current sales volume and to fund our day to day operations.

     OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         The report of our independent registered public accounting firm contained in our financial statements as of and for the year ended December 31, 2006 includes a paragraph that explains that we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional financing necessary grow or operate our business. We urge potential investors to review this report before making a decision to invest in I/OMagic.

     WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM SUSTAINING OR EXPANDING OUR BUSINESS.

         We have incurred net losses in each of the last seven years. As of December 31, 2006, we had an accumulated deficit of approximately $25.0 million. During 2006, 2005, 2004, 2003 and 2002, we incurred net losses in the amounts of approximately $309,000, $1.8 million, $8.1 million, $460,000 and $8.8 million, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, our negative cash flow will continue and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

     THE HIGH CONCENTRATION OF OUR SALES WITHIN THE DATA STORAGE INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN NET SALES AND NEGATIVELY AFFECT OUR EARNINGS IF DEMAND FOR THOSE PRODUCTS DECLINES.

         Sales of our data storage products accounted for approximately 96% of our net sales in 2006 and 99% of our net sales in each of 2005 and 2004 while our digital entertainment and other products accounted for the remainder of our net sales in each year. Over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We are also experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. We have not diversified our product categories outside of the data storage industry. We expect data storage products to continue to account for the vast majority of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

     THE DATA STORAGE INDUSTRY IS EXTREMELY COMPETITIVE. ALL OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO, AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE.

         The data storage industry is extremely competitive. All of our significant competitors in the data storage industry, including BenQ, Hewlett-Packard, Iomega, Lite-On, Memorex, Philips Electronics, Samsung Electronics, Seagate Technology, Sony, TDK and Western Digital have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. For example, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share, sales and profitability.

     IF WE FAIL TO SELECT HIGH TURNOVER PRODUCTS FOR OUR CONSIGNMENT SALES CHANNELS, OUR FINANCING COSTS MAY EXCEED TARGETED LEVELS, WE MAY BE UNABLE TO FUND ADDITIONAL PURCHASES OF INVENTORY AND WE MAY BE FORCED TO REDUCE PRICES AND ACCEPT LOWER MARGINS TO SELL CONSIGNED PRODUCTS, WHICH WOULD CAUSE OUR SALES, PROFITABILITY AND FINANCIAL RESOURCES TO DECLINE.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until sold by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. For example, over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future.

         As of December 31, 2006 and 2005, we carried and financed inventory valued at approximately $7.2 million and $3.4 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 19% and 33%, respectively, of our total net sales in 2006 and 2005. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

     WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND CANNOT ASSURE YOU THAT ADDITIONAL MATERIAL WEAKNESSES WILL NOT BE IDENTIFIED IN THE FUTURE. IF OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE, THERE MAY BE ERRORS IN OUR CONSOLIDATED FINANCIAL STATEMENTS THAT COULD REQUIRE A RESTATEMENT OR OUR FILINGS MAY NOT BE TIMELY AND INVESTORS MAY LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION, WHICH COULD LEAD TO A DECLINE ON OUR STOCK PRICE.

         Following an evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that certain material weaknesses in our disclosure controls and procedures existed as of December 31, 2006. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006. The existence of one or more material weaknesses in our disclosure controls and procedures could result in errors in our consolidated financial statements and substantial costs and resources may be required to rectify these material weaknesses. If we are unable to produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

     WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         The vast majority of our sales are generated from a small number of retailers. During 2006, net sales to our four largest retailers, Staples, Best Buy Canada, Circuit City and Office Depot represented approximately 28%, 14%, 14% and 13%, respectively, of our total net sales. During 2006, aggregate net sales to these four retailers represented approximately 69% of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

         We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of retailers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of retailers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

     ONE OR MORE OF OUR LARGEST RETAILERS MAY DIRECTLY IMPORT OR PRIVATE LABEL PRODUCTS THAT ARE IDENTICAL OR VERY SIMILAR TO OUR PRODUCTS. THIS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         Data storage products and digital entertainment products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Staples, Best Buy Canada, Circuit City and Office Depot. Collectively, these four retailers accounted for 69% of our net sales in 2006. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage and digital entertainment products from manufacturers and suppliers around the world, including from some of our own subcontract manufacturers and suppliers. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

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

         Our accounts receivable represented approximately 45% and 42% of our total assets as of December 31, 2006 and 2005, respectively. As of December 31, 2006, 72% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. Similarly, as of December 31, 2005, 67% of our accounts receivable represented amounts owed by two retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with Silicon Valley Bank and which, in turn, could adversely affect our ability to borrow funds to purchase inventory to sustain or expand our current sales volume. Accordingly, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our current sales volume.

     WE RELY HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, TONY SHAHBAZ. THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO SOURCE PRODUCTS FROM OUR KEY SUPPLIERS AND OUR ABILITY TO SELL OUR PRODUCTS TO OUR RETAILERS.

         Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer and Secretary. For example, Mr. Shahbaz has developed key personal relationships with our subcontract manufacturers, suppliers and retailers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. Mr. Shahbaz and some of these subcontract manufacturers and suppliers have acquired interests in business entities that own shares of our common stock. Further, some of these manufacturers also directly hold shares of our common stock. See "Certain Relationships and Related Transactions, and Director Independence." The loss of Mr. Shahbaz could, therefore, result in the loss of our favorable relationships with one or more of our subcontract manufacturers or suppliers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business, financial condition and results of operations.

     IF WE FAIL TO ACCURATELY FORECAST THE COSTS OF OUR PRODUCT REBATE OR OTHER PROMOTIONAL PROGRAMS, WE MAY EXPERIENCE A SIGNIFICANT DECLINE IN CASH FLOW AND OUR BRAND IMAGE MAY BE ADVERSELY AFFECTED RESULTING IN REDUCED SALES AND PROFITABILITY.

         We rely heavily on product rebates and other promotional programs to establish, maintain and increase sales of our products. If we fail to accurately forecast the costs of these programs, we may fail to allocate sufficient resources to these programs. For example, we may fail to have sufficient funds available to satisfy mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with consumers and retailers could be harmed, which may result in reduced sales and profitability. In addition, our failure to adequately forecast the costs of these programs may result in unexpected liabilities causing a significant decline in cash flow and financial resources with which to operate our business.

     OUR TWO PRINCIPAL SUBCONTRACT MANUFACTURERS AND SUPPLIERS, WHO ARE ALSO OUR SHAREHOLDERS, PROVIDE US WITH SIGNIFICANTLY PREFERENTIAL TRADE CREDIT TERMS. IF EITHER OF THESE MANUFACTURERS DOES NOT CONTINUE TO OFFER US SUBSTANTIALLY THE SAME PREFERENTIAL CREDIT TERMS, OUR SALES AND PROFITABILITY WOULD DECLINE SIGNIFICANTLY.

         Lung Hwa and BTC, our two principal subcontract manufacturers and suppliers, who are also our shareholders, provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers and suppliers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions, and Director Independence."

     DATA STORAGE PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY.

         Data storage products are subject to rapid technological changes which often cause product obsolescence. Companies within the data storage industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product's life cycle is extremely short, ranging from 3 to 12 months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

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

     IF WE ARE SUBJECTED TO ONE OR MORE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, OUR SALES, EARNINGS AND FINANCIAL RESOURCES MAY BE ADVERSELY AFFECTED.

         Our products rely on intellectual property developed, owned or licensed by third parties. From time to time, intellectual property infringement claims have been asserted against us. We expect to continue to be subjected to such claims in the future. Intellectual property infringement claims may also be asserted against our retailers as a result of selling our products. As a consequence, our retailers could assert indemnification claims against us. If any third party is successful in asserting an infringement claim against us, we could be required to acquire licenses, which may not be available on commercially reasonable terms, if at all, to continue selling certain products, to pay substantial monetary damages or to develop non-infringing technologies, none of which may be feasible. Both infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management's attention and our financial resources away from our business. In addition, we may lack sufficient litigation defense resources, therefore, any one of these developments could place substantial financial and administrative burdens on us and our sales, profitability and financial resources may be adversely affected.

     IF WE FAIL TO SUCCESSFULLY MANAGE THE EXPANSION OF OUR BUSINESS, OUR SALES MAY NOT INCREASE COMMENSURATELY WITH OUR INVESTMENTS, WHICH WOULD CAUSE OUR PROFITABILITY TO DECLINE.

         We plan to offer new data storage and digital entertainment products in the future. In particular, we plan to offer additional magnetic and optical media based products as well as products with heightened performance and added functionality. We also plan to offer next-generation DVD-based product, such as Blu-ray DVD or HD-DVD, depending on which of these competing media formats we believe is most likely to prevail in the marketplace. These planned product offerings will require significant investments of capital and management's close attention. In offering new digital entertainment products, our resources and personnel are likely to be strained because we have little experience in the digital entertainment industry. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our investments, causing a decline in our profitability.

     A SIGNIFICANT PRODUCT DEFECT OR PRODUCT RECALL COULD MATERIALLY AND ADVERSELY AFFECT OUR BRAND IMAGE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY, AND COULD REDUCE OR DEPLETE OUR FINANCIAL RESOURCES.

         A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could result in damage to our relationships with our retailers and loss of consumer loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management's attention from implementing our core business strategies. As a result, a significant product defect or product recall could materially and adversely affect our brand image, cause a decline in our sales and profitability, and could reduce or deplete our financial resources.

     IF OUR PRODUCTS ARE NOT AMONG THE FIRST-TO-MARKET, OR IF CONSUMERS DO NOT RESPOND FAVORABLY TO EITHER OUR NEW OR ENHANCED PRODUCTS, OUR SALES AND PROFITABILITY WILL DECLINE.

         One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. We believe that our I/OMagic(R) brand is perceived by the retailers and end-users of our products as among the leaders in the data storage industry. We also believe that these retailers and end-users view products offered under our I/OMagic(R) brand as embodying newly established technologies, emerging technologies or technological enhancements. For instance, in introducing new and enhanced mobile and desktop and optical data storage devices, we seek to be among the first-to-market, offering heightened product performance such as faster data recordation and access speeds. If our products are not among the first-to-market, our competitors may gain market share at our expense, which could decrease our net sales and profitability.

         As a consequence of this core strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for magnetic and optical media. Accordingly, future sales and any future profits from magnetic and optical based products are substantially dependent upon widespread consumer acceptance of these types of data storage devices. If this widespread consumer acceptance of our magnetic and optical data storage products does not occur, or is delayed, our sales, profitability and financial resources will be adversely affected.

     A LABOR STRIKE OR CONGESTION AT A SHIPPING PORT AT WHICH OUR PRODUCTS ARE SHIPPED OR RECEIVED COULD PREVENT US FROM TAKING TIMELY DELIVERY OF INVENTORY, WHICH COULD CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

         From time to time, shipping ports experience labor strikes, work stoppages or congestion that delay the delivery of imported products. The port of Long Beach, California, through which most of our products are imported from Asia, experienced a labor strike in September 2002 which lasted nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our retailers, which caused our sales to decline. Any future labor strike, work stoppage or congestion at a shipping port at which our products are shipped or received would prevent us from taking timely delivery of inventory and cause our sales to decline. In addition, many of our retailers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. In the event of a similar labor strike or work stoppage in the future, or in the event of congestion, in order to meet our delivery obligations to our retailers and avoid penalties for missed delivery dates, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs. We would typically be unable to pass these extra costs along to either our retailers or to consumers. Also, because the average selling prices of our products decline, often rapidly, during their short product life cycle, delayed delivery of products could yield significantly less than expected sales and profits.

     FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

         We sell our products primarily under our I/OMagic(R) brand name and, from time to time, also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as DataBank(TM), Data-to-Go(TM), DataStation, EZ NetShare(TM), GigaBank(TM) and MediaStation. One of our key business strategies is to use our brand and product names to successfully compete in the data storage industry. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share, cause our sales to decline and profitability and financial resources could be adversely affected .

     CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

         We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during 2006, four of our retailers collectively accounted for 69% of our total net sales. Similarly, during 2005, four of our retailers collectively accounted for 81% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage and digital entertainment products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

     OUR OPERATIONS ARE VULNERABLE BECAUSE WE HAVE LIMITED REDUNDANCY AND BACKUP SYSTEMS.

         Our internal order, inventory and product data management system is an electronic system through which our retailers place orders for our products and through which we manage product pricing, shipments, returns and other matters. This system's continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

                        RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALES COULD CREATE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL.

         As of July 9, 2007, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% stockholders beneficially own approximately 3.3 million of these shares. Accordingly, our common stock has a public float of approximately 1.2 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 80,050 shares of common stock are outstanding under our 2002 Stock Option Plan and 274,000 options are outstanding under our 2003 Sock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

         We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. However, as a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or anticipation that such sales could occur, may, materially and adversely affect prevailing market prices for our common stock.

     OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first three months of 2007, the high and low closing bid prices of a share of our common stock were $2.75 and $1.95, respectively. During 2006, the high and low closing bid prices of a share of our common stock were $5.50 and $1.53, respectively. During 2005, the high and low closing bid prices of a share of our common stock were $6.75 and $0.70, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

     o    changes in market valuations of similar companies;
     o    stock market price and volume fluctuations;
     o economic conditions specific to the data storage or digital entertainment products industries;
     o announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
     o the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;
     o delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
     o disputes or litigation concerning our rights to use third parties' intellectual property or third parties' infringement of our intellectual property;
     o changes in our pricing policies or the pricing policies of our competitors;
     o changes in foreign currency exchange rates affecting our product costs and pricing;
     o    regulatory developments or increased enforcement;
     o    fluctuations in our quarterly or annual operating results;
     o    additions or departures of key personnel; and
     o    future sales of our common stock or other securities.

         The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

         In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our financial resources from our business. Any of the risks described above could have an adverse effect on our business, financial condition and results of operations and therefore on the price of our common stock.

     IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

         As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 73% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from July 9, 2007). As a result, our current executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks are, generally, equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in investing in the penny stock market. The broker-dealer also must provide the prospective investor with current bid and offer quotations for the penny stock and the amount of compensation to be paid to the broker-dealer and its salespeople in the transaction. Furthermore, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and must provide each holder of a penny stock with a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell penny stocks to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the prospective investor and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.    PROPERTIES

         Our corporate headquarters is located in Irvine, California in a leased facility of approximately 55,000 square feet. This facility contains all of our operations, including sales, marketing, finance, administration, production, shipping and receiving. The lease term began on September 1, 2003 and expires on August 31, 2009, with an option to extend the lease for another three year term upon providing notice 180 days prior to expiration of the current lease term. We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have no other leased or owned real property.

ITEM 3.    LEGAL PROCEEDINGS

         On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded I/OMagic $3.0 million in damages. We have not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Appeals have since been filed as to both the original Judgment and the Amended Judgment. These appeals remain pending.

         On May 20, 2005, we filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against I/OMagic. The Counter-Claim alleged four causes of action against I/OMagic: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that we were liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between us and OfficeMax in connection with the return of computer peripheral products to us for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from us, along with pre-judgment interest, attorneys' fees and costs of suit. We filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief. In April 2006, our case against OfficeMax North America, Inc. was settled in its entirety. In settling the matter, each party denied liability and wrongdoing and the settlement was entered into solely for the purpose of compromising and settling the litigation and in order to avoid the risk, cost, and burden of litigation and participation therein. Pursuant to the settlement, OfficeMax paid us $2,375,000 during the second quarter of 2006.

         In addition to the matters described above, we may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

         Our common stock has been traded on the OTC Bulletin Board under the symbol "IOMG" since December 20, 2002. Prior to that time, it traded on the OTC Bulletin Board under the symbol "IOMC" since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
                                                             PRICE RANGE
                                                      ------------------------
                                                          LOW          HIGH
                                                      ----------    ----------
2005:
First Quarter (January 1 - March 31).............     $     1.74    $     3.25
Second Quarter (April 1 - June 30)...............     $     0.70    $     1.80
Third Quarter (July 1 - September 30)............     $     0.85    $     6.75
Fourth Quarter (October 1 - December 31).........     $     4.15    $     5.85

2006:
First Quarter....................................     $     3.75    $     5.50
Second Quarter...................................     $     2.40    $     3.92
Third Quarter....................................     $     1.53    $     3.00
Fourth Quarter...................................     $     1.55    $     2.80

     SECURITY HOLDERS

         As of July 9, 2007, we had 4,540,292 shares of common stock outstanding held of record by approximately 70 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

     DIVIDENDS

         We have not paid dividends on our common stock to date. Our line of credit with Silicon Valley Bank prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

     RECENT SALES OF UNREGISTERED SECURITIES

         In November 2006, we issued options to purchase an aggregate of 50,000 shares of common stock under our 2003 Stock Option Plan at an exercise price of $4.00 per share to one of our executive officers. The options expire on November 2, 2011.

         The issuance of our securities in the above-referenced transaction was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, as transactions not involving a public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that such transactions did not involve any public offering and the purchaser was sophisticated with access to the kind of information registration would provide including our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q.

ITEM 6.    SELECTED FINANCIAL DATA

         The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those consolidated financial statements beginning on page F-1 of this report, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data with respect to the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 have been restated, but such restated data has not been audited and is derived from our books and records. The historical results that appear below are not necessarily indicative of results to be expected for any future periods. The information presented in the following tables has been adjusted and restated to reflect the adjustment and restatements of our financial results, which are more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and in Notes 2, 3 and 4 to our consolidated financial statements included elsewhere in this report.

         We have not amended our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by these adjustments and restatements. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

                                                                         YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                                  2005             2004            2003            2002
                                                              (ADUSTED AND    (ADJUSTED AND     ADJUSTED AND   (ADJUSTED AND
                                                   2006        RESTATED)(1)    RESTATED)(1)     RESTATED)(3)    RESTATED)(3)
                                               ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
-------------------------------------------
Net sales                                      $ 45,889,410    $ 37,772,754    $ 44,396,551    $ 63,587,454    $ 80,952,712
Cost of sales                                    39,463,484      33,480,899      41,262,733      54,347,090      73,178,189
                                               ------------    ------------    ------------    ------------    ------------
Gross profit (1)                                  6,425,926       4,291,855       3,133,818       9,240,364       7,774,523
Operating expenses (1)                            8,784,346       5,820,360      11,037,034       9,533,188      10,408,742
                                               ------------    ------------    ------------    ------------    ------------
Loss from operations                             (2,358,420)     (1,528,505)     (7,903,216)       (292,824)     (2,634,219)
Other income (expense)                            2,050,048        (287,345)       (151,116)       (194,342)     (5,525,003)
                                               ------------    ------------    ------------    ------------    ------------
Loss before provision for income taxes             (308,372)     (1,815,850)     (8,054,332)       (487,166)     (8,159,222)
Income tax (benefit) expense                            800           2,400           2,532         (27,148)        685,372
                                               ------------    ------------    ------------    ------------    ------------
Net loss (1)                                   $   (309,172)   $ (1,818,250)   $ (8,056,864)   $   (460,018)     (8,844,594)
                                               ============    ============    ============    ============    ============
Basic loss per share (1)                       $     (0.07)    $      (0.40)   $      (1.78)   $      (0.10)   $      (1.95)
                                               ============    ============    ============    ============    ============
Diluted loss per share (1)                     $     (0.07)    $      (0.40)   $      (1.78)   $      (0.10)   $      (1.95)
                                               ============    ============    ============    ============    ============
Weighted-average shares outstanding, basic        4,537,320       4,530,380       4,529,672       4,529,672       4,528,894
                                               ============    ============    ============    ============    ============
Weighted-average shares outstanding, diluted      4,537,320       4,530,380       4,529,672       4,529,672       4,528,894
                                               ============    ============    ============    ============    ============

                                                                         YEAR ENDED DECEMBER 31,
                                                                   2005            2004            2003           2002
                                                   2006         (RESTATED)     (RESTATED)(2)   (RESTATED)(2)  (RESTATED)(2)
                                               ------------    ------------    ------------    ------------    ------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                       $ 1,833,481    $  4,056,541    $  3,587,807    $  4,005,705    $  5,138,111
Working capital                                 $ 5,886,002    $  5,951,774    $  7,527,474    $ 11,051,269    $ 11,524,143
Total assets                                    $25,601,973    $ 22,572,607    $ 23,925,772    $ 37,792,181    $ 37,023,736
Stockholders' equity                            $ 6,483,991    $  6,581,683    $  8,361,967    $ 16,418,831    $ 16,962,536
--------------
(1)  Gross margin and operating expenses were affected by these adjustments and restatements without impact to net loss or loss per share for these years.
     For further explanation, see Notes 3 and 4 to our consolidated financial statements included elsewhere in this report.

(2) The consolidated balance sheet data for 2004, 2003 and 2002 has been restated for the reasons described in Note 2 to our consolidated financial statements included elsewhere in this report without impact to net loss or loss per share for these years. As a result of this restatement, total assets decreased, as follows:



                                                     AS ORIGINALLY
                                                        REPORTED          RESTATEMENTS      AS RESTATED
                                                     --------------      --------------    --------------
      YEAR ENDED DECEMBER 31, 2004                                       (in thousands)
      ----------------------------
      Cash and cash equivalents                      $        3,588      $            -    $        3,588
      Working capital                                $        7,527      $            -    $        7,527
      Total assets                                   $       27,467      $       (3,541)   $       23,926
      Stockholders' equity                           $        8,362      $            -    $        8,362

                                                      AS ORIGINALLY
                                                         REPORTED         RESTATEMENTS       AS RESTATED
                                                     --------------      --------------    --------------
      YEAR ENDED DECEMBER 31, 2003                                       (in thousands)
      ----------------------------
      Cash and cash equivalents                      $        4,006      $            -    $        4,006
      Working capital                                $       11,051      $            -    $       11,051
      Total assets                                   $       40,113      $       (2,321)   $       37,792
      Stockholders' equity                           $       16,419      $            -    $       16,419

                                                     AS ORIGINALLY
                                                        REPORTED          RESTATEMENTS       AS RESTATED
                                                     --------------      --------------    --------------
      YEAR ENDED DECEMBER 31, 2002                                       (in thousands)
      ----------------------------
      Cash and cash equivalents                      $        5,138      $            -    $        5,138
      Working capital                                $       11,524      $            -    $       11,524
      Total assets                                   $       41,758      $       (4,734)   $       37,024
      Stockholders' equity                           $       16,963      $            -    $       16,963

(3) The selected financial data for 2003 and 2002 has been adjusted and restated for the reasons described in Notes 3 and 4 to our consolidated financial statements included elsewhere in this report. As a result of these adjustments and restatements, cost of sales increased, and operating expenses decreased, by $1.0 million and $1.4 million for the years ended
     December 31, 2003 and 2002, respectively, as follows:

                                                     AS ORIGINALLY       ADJUSTMENTS AND   AS ADJUSTED AND
                                                        REPORTED          RESTATEMENTS        RESTATED
                                                     --------------      --------------    --------------
      YEAR ENDED DECEMBER 31, 2003                            (in thousands, except per share data)
      ----------------------------
      Net sales                                      $       63,587      $            -    $       63,587
      Cost of sales                                          54,643                (296)           54,347
                                                     --------------      --------------    --------------
      Gross profit                                            8,944                 296             9,240
      Operating expenses                                      9,237                 296             9,533
                                                     --------------      --------------    --------------
      Operating loss                                           (293)                  -              (293)
      Other expense                                            (194)                  -              (194)
                                                     --------------      --------------    --------------
      Pre-tax loss                                             (487)                  -              (487)
                                                     --------------      --------------    --------------
      Net loss                                       $         (460)     $            -    $         (460)
                                                     ==============      ==============    ==============
      Net loss per common share, diluted             $        (0.10)     $            -    $        (0.10)
                                                     ==============      ==============    ==============

      YEAR ENDED DECEMBER 31, 2002
      ----------------------------
      Net sales                                      $       80,953      $            -    $       80,953
      Cost of sales                                          73,565                (386)           73,179
                                                     --------------      --------------    --------------
      Gross profit                                            7,388                 386             7,774
      Operating expenses                                     10,022                 386            10,408
                                                     --------------      --------------    --------------
      Operating loss                                         (2,634)                  -            (2,634)
      Other expense                                          (5,525)                  -            (5,525)
                                                     --------------      --------------    --------------
      Pre-tax loss                                           (8,159)                  -            (8,159)
                                                     --------------      --------------    --------------
      Net loss                                       $       (8,845)     $            -    $       (8,845)
                                                     --------------      --------------    --------------
      Net loss per common share, diluted             $        (1.95)     $            -    $        (1.95)
                                                     ==============      ==============    ==============

         No cash dividends on our common stock were declared during any of the periods presented above.

     Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of the assets of Hi-Val, Inc. and Digital Research Technologies. Each of the years ended December 31, 2004, 2003 and 2002 were significantly affected by our acquisition of IOM Holdings, Inc. in December 2000. IOM Holdings, Inc. acquired the assets of Hi-Val, Inc. in March 2000 and the assets of Digital Research Technologies in November 2000. In addition, certain years were affected by management's decisions regarding income tax benefit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

         We sell data storage products. In addition, and to a much lesser extent, we sell digital entertainment and PC peripheral products. Our data storage products collectively accounted for approximately 96% of our net sales in 2006 and our digital entertainment and other products collectively accounted for approximately 4% of our net sales in 2006.

         Our data storage products consist of a range of products that store traditional PC data as well as movies, music, photos, video games and other multi-media content. Our digital entertainment products consist of a range of products that focus on digital movies, music and photos. These products are designed principally for entertainment purposes.

         We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy Canada, Circuit City, CompUSA, Costco, Office Depot, OfficeMax and Staples. Our principle brand is I/OMagic(R), however, from time to time, we also sell products under our Hi-Val(R) and Digital Research Technologies(R) brand names.

         Notwithstanding the following discussion of our financial performance for 2006, over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

     FINANCIAL PERFORMANCE SUMMARY

         Our net sales increased by $8.1 million, or approximately 22%, to $45.9 million in 2006 from $37.8 million in 2005. Our gross profit increased by $2.1 million, or approximately 50%, to $6.4 million in 2006 from $4.3 million in 2005. Our net loss decreased by $1.5 million, or approximately 83%, to $309,000 in 2006 from $1.8 million in 2005.

         NET SALES. Our increase in net sales in 2006 as compared to 2005 was primarily due to the following combination of factors:

         o the 2006 launch of our 3.5" GigaBank(TM) external hard disk drives which resulted in $10.8 million, or 23.6%, of our net sales in 2006;

         o a decrease in sales and price incentives to 14.4% in 2006, as compared to 17.9% in 2005;

         o an increase in the number of national retailers to our customer base; and

         o    an increase in the number of products offered;

         o all of which were partially offset by a continued decline in sales of our optical data storage products of approximately $7.0 million, or approximately 25%.

         GROSS PROFIT. Our gross profit margin increased to 14.0% in 2006, as compared to 11.4% in 2005. This increase is attributed to the following combination of factors:

         o an increase in production expenses to 3.1% of net sales in 2006, as compared to 2.2% in 2005; and

         o a decrease in inventory reserves to 1.5% of net sales in 2006, as compared to 2.2% in 2005.

         OPERATING EXPENSES. Our operating expenses increased to 19.1% of net sales in 2006, as compared to 15.4% in 2005. The increase in operating expenses is attributed to the following combination of factors:

         o selling expenses increased to 4.6% of net sales in 2006, as compared to 4.4% in 2005; and

         o general and administrative expenses increased in 2006 to 14.1% of net sales, as compared to 10.4% in 2005.

         OTHER INCOME. Our other income increased by approximately $2.3 million. This increase was due to the receipt of approximately $2.4 million upon settlement of a litigation matter with Office Max which was partially offset in interest expenses of approximately $60,000.

         A combination of the factors mentioned above affected our net sales, including a continuation of sales in our mobile product line and the introduction of our desktop product line that accounted for 22.5% of our total net sales in 2006 after its initial introduction in the second quarter of 2006. Sales of our optical data storage products continue to decline as we de-emphasize CD and DVD-based products because we believe they are included as a standard component in most new PC systems. In addition, the market for DVD-based products in 2006 continued to be extremely competitive and was characterized by abundant product supplies. The effects of these factors in sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Net sales of our optical data storage products decreased by approximately 21% to $17.1 million in 2006, as compared to $21.6 million in 2005

         In addition to the factors described above, we believe that mobile data storage devices, including our DataBank(TM) and Data-to-Go(TM) products, and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of optical data storage products and likewise caused a decline in our sales of optical data storage products in 2006.

         Sales of our mobile data storage products in 2006 declined by approximately $500,000, or approximately 3%, as compared to 2005 and represented 34% of our net sales in 2006, as compared to 43% in 2005, while our desktop data storage products accounted for $12.2 million, or 23%, of our net sales in 2006 after their introduction in the second quarter of 2006.

         One of our core strategies is to be among the first-to-market with new and enhanced product offerings based on established and emerging technologies such as our desktop data storage products introduced in the second quarter of 2006. We expect to continue to apply this strategy, as we have done in the contexts of optical data storage products and for our mobile data and desktop magnetic storage products, to next-generation super-high capacity data storage devices. This strategy extends not only to new products, but also to enhancements of existing products. We believe that by employing this strategy, we will be able to maintain relatively high average selling prices and gross profit margins and avoid relying on the highly competitive market of last-generation and older devices.

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

         In addition, an industry-wide decline in CD-based product sales occurred more rapidly than the industry-wide increase in sales of DVD-based data storage products. We believe that lower than expected demand for DVD-based products resulted in part from slower than anticipated growth in DVD-compatible applications and infrastructure. Also, the market for DVD-based products was extremely competitive during 2006 and was characterized by abundant product supplies. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these relatively substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry.

     OPERATING PERFORMANCE AND FINANCIAL CONDITION

         We focus on numerous factors in evaluating our operating performance and our financial condition. In particular, in evaluating our operating performance, we focus primarily on net sales, net product margins, net retailer margins, rebates and sales incentives, and inventory turnover as well as operating expenses and net income.

         NET SALES. Net sales is a key indicator of our operating performance. We closely monitor overall net sales, as well as net sales to individual retailers, and seek to increase net sales by expanding sales to additional retailers and expanding sales to existing retailers by increasing sales of existing products and by introducing new products. Management monitors net sales on a weekly basis, but also considers sales seasonality, promotional programs and product life-cycles in evaluating weekly sales performance. As net sales increase or decrease from period to period, it is critical for management to understand and react to the various causes of these fluctuations, such as successes or failures of particular products, promotional programs, product pricing, retailer decisions, seasonality and other causes. Where possible, management attempts to anticipate potential changes in net sales and seeks to prevent adverse changes and stimulate positive changes by addressing the expected causes of adverse and positive changes. We believe that our good working relationships with our retailers enable us to closely monitor consumer acceptance of particular products and promotional programs which in turn enable us to better anticipate changes in market conditions.

         NET PRODUCT MARGINS. Net product margins, from product-to-product and across all of our products lines as a whole, is an important measurement of our operating performance. We monitor margins on a product-by-product basis to ascertain whether particular products are profitable or should be phased out. In evaluating particular levels of product margins on a product-by-product basis, we focus on attaining a level of net product margin sufficient to contribute to normal operating expenses and to provide a profit. The level of acceptable net product margin for a particular product depends on our expected product sales mix. However, we occasionally sell products for certain strategic reasons to, for example, provide a full line of a product category or for promotional purposes, without a rigid focus on historical product margins or contribution to operating expenses or profitability.

         NET RETAILER MARGINS. We seek to manage profitability on a retailer level, not solely on a product level. Although we focus on net product margins on a product-by-product basis and across all of our products lines, our primary focus is on attaining and building profitability on a retailer-by-retailer level. For this reason, our mix of products is likely to differ among our various retailers. These differences result from a number of factors, including retailer-to-retailer differences, products offered for sale and promotional programs.

         REBATES AND SALES INCENTIVES. Rebates and sales incentives offered to customers and retailers are an important aspect of our business and are instrumental in obtaining and maintaining market acceptance through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow moving products. We focus on rebates and sales incentives costs as a proportion of our total net sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

         INVENTORY TURNOVER. Our typical products' life-cycles ranges from 3 to 12 months, generating lower average selling prices as the cycle matures. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover rates, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

         Our use of a consignment sales model with certain retailers results in increased amounts of inventory that we must carry and finance. Our consignment sales model results in greater exposure to declining average selling prices, however, our consignment sales model allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

         Our targeted inventory turnover rates for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover rate of approximately 6.5 to 8.5. In 2006 our annualized inventory turnover was 4.3 times compared to 5.5 in 2005 and 7.2 in 2004, representing a period-to-period decrease of 22% and 24%, respectively. The decrease in inventory turnover in 2006 is primarily a result of a 47% increase in inventory in 2006 as compared to 2005 to support the 22% increase in sales that occurred in 2006. The decrease in inventory turnover in 2005 was primarily as a result of an increase in inventory of 13% and a 15% decrease in net sales.

         OPERATING EXPENSES. We focus on operating expenses to keep these expenses within budgeted amounts in order to achieve or exceed our targeted profitability. We budget certain of our operating expenses in proportion to our projected net sales, including operating expenses relating to production, shipping, technical support, and inside and outside commissions and bonuses. However, most of our expenses relating to general and administrative costs, product design and sales personnel are essentially fixed over large sales ranges. Deviations that result in operating expenses in greater proportion than budgeted signal to management that it must ascertain the reasons for the unexpected increase and take appropriate action to bring operating expenses back into budgeted proportion.

         NET INCOME. Net income is the ultimate goal of our business. By managing the above factors, among others, and monitoring our actual results of operations, our goal is to generate net income at levels that meet or exceed our targets.

         In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank line of credit, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our line of credit with Silicon Valley Bank are also an important source of liquidity and a measure of our financial condition. We use our line of credit on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

         The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, accounts payable. If accounts payable are either out of proportion to, or due in advance of, the expected collection of accounts receivable, we will likely have to use our cash on hand or our line of credit to satisfy our accounts payable obligations, which could reduce our ability to purchase and sell inventory and may impact our ability, at least in the short-term, to fund other parts of our business.

SALES MODELS

         We employ three primary sales models: standard terms, consignment sales and special terms. We generally use one of these three primary sales models, or some combination of these sales models, with each of our retailers.

     STANDARD TERMS

         Currently, the majority of our net sales are on standard terms. Under our standard terms sales model, a retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer. Our standard terms are typically net 60 days. We typically collect payment from a retailer within 60 to 75 days following the date title is transferred to the retailer.

     CONSIGNMENT

         Under our consignment sales model, a retailer is obligated to pay us for products sold by it within a specified number of days following notification from the retailer of the sale of those products. Retailers notify us of their sale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the retailer.

         Consignment sales had represented a growing percentage of our net sales through 2005. However, in 2006 our consignment model accounted for 19% of our net sales compared to 33% of our net sales in 2005 and 31% of our net sales in 2004. Although consignment sales decreased as a percentage of our net sales in 2006, we believe that consignment sales as a percentage of our total net sales will grow in the future.

         We had increased the use of our consignment sales model based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of the sale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

         Managing an appropriate level of consignment sales is an important challenge. As noted above, the payment period for products sold on consignment is based on the day consigned products are sold by a retailer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the retailer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a standard terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover rates to ensure they are sufficiently frequent to maintain appropriate liquidity. Our consignment sales model enables us to have more pricing control over inventory sold through our retailers as compared to our standard terms sales model. If we identify a decline in inventory turnover rates for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover rates.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their sale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

RETAILERS

         Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2006, 2005 and 2004, our six largest retailers collectively accounted for approximately 85%, 92% and 84%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

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

PRICING PRESSURES

         We face downward pricing pressures within our industry that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the data storage and digital entertainment and related industries are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from 3 to 12 months, generating lower average selling prices as the cycle matures.

         In addition, the data storage industry is extremely competitive. Numerous large competitors such as BenQ, Hewlett-Packard, Sony, TDK and other competitors such as Lite-On, Memorex, Philips Electronics and Samsung Electronics compete with us in the optical data storage industry. Numerous large competitors such as Iomega, LaCie, PNY Technologies, Sony, Seagate Technology and Western Digital offer products similar to our magnetic storage products. Intense competition within our industry exerts downward pricing pressures on products that we offer. Also, one of our core strategies is to offer our products as affordable alternatives to higher-priced products offered by our larger competitors. The effective execution of this business strategy results in downward pricing pressure on products that we offer because our products must appeal to consumers partially based on their attractive prices relative to products offered by our large competitors. As a result, we are unable to rely as heavily on other non-price factors such as brand recognition and must consistently maintain lower prices.

         Finally, the actions of our retailers often exert downward pricing pressures on products that we offer. Our retailers pressure us to offer products to them at attractive prices. In doing this, we do not believe that the overall goal of our retailers is to increase their margins on these products. Instead, we believe that our retailers pressure us to offer products to them at attractive prices in order to increase sales volume and consumer traffic, as well as to compete more effectively with other retailers of similar products. Additional downward pricing pressure and our pricing decisions with regard to certain products are influenced by the ability of retailers to directly import or private-label identical or similar products. Therefore, we constantly seek to maintain prices that are highly attractive to our retailers and that offer less incentive to our retailers to commence or maintain direct import or private-label programs.

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

     GOING CONCERN ASSUMPTION

         We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2006, we had working capital of approximately $5.9 million and cash of approximately $1.8 million and had incurred cumulative net losses of approximately $25.2 million. As of July 9, 2007, we had cash on hand of $645,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include negotiating extended payment terms with BTC USA and Lung Hwa Electronics, our related-party suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

     REVENUE RECOGNITION

         We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, CORRECTED COPY. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. We apply the specific provisions of SFAS No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS. Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of our agreement with a particular retailer. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when our retailers sell our products to retail customers, at which point the retailers incur an obligation to pay us.

         In accordance with EITF Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS, because we did not receive an identifiable benefit, we reduce our product revenue for marketing promotions, market development fund and cooperative advertising costs.

         We recognize revenue under three primary sales models: standard terms, consignment sales and special terms. We generally use one of these three primary sales models, or some combination of these sales models, with each of our retailers. Under each of these sales models our payment terms are explicitly stated and agreed to by us and the retailer before goods are shipped, thereby making our fee fixed or determinable before revenue is recognized.

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

         CONSIGNMENT

         Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following notification to us by the retailer of the sale of those products. Retailers notify us of their sale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's sale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to us. Except in the case of theft or damage, a retailer's obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the sale of those products. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the retailer. Because we retain title to products in our consignment sales channels until their sale by a retailer, revenue is not recognized until the time of sale. Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition.

         SPECIAL TERMS

         Under our special terms sales model, the payment terms for the purchase of our products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of our negotiations is a special agreement with a retailer that defines how and when transfer of title occurs and risk of ownership shifts to the retailer.

         We ordinarily do not offer any rights of return or rebates for products sold under our special terms sales model. A retailer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by us. Our payment terms are ordinarily shorter under our special terms sales model than under our standard terms or consignment sales models and we typically require payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. However, under our special terms sales model, we often require payment in advance or at the time of transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of our agreement with the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on our agreement with a retailer. A retailer's obligation to pay us for products sold to it under our special terms sales model is not contingent on the sale of those products. We recognize revenue for special terms sales at the time title to products is transferred to a retailer.

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

         We record an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold. We also record a corresponding accrual for our estimated sales incentive liability. This accrual is reduced by deductions on future payments taken by our retailers relating to actual sales incentives. Our estimated sales incentive liability is offset against accounts receivable.

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

         In 2006, our sales incentives were $836,200, or 1.6% of gross sales, all of which were offset against gross sales, as compared to $1.3 million, or 2.6% of gross sales, in 2005, all of which were offset against gross sales. In 2004, our sales incentives were $2.5 million, or 4.2% of gross sales, all of which were offset against gross sales.

     MARKET DEVELOPMENT FUNDS AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Emerging Issues Task Force Issue ("EITF") No. 01-9 because we did not receive an identifiable benefit. Market development funds and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations and new store opening fees are paid to assist in promoting the retailer's new store openings. In 2006, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $6.8 million, or 13% of gross sales, all of which were offset against gross sales, as compared to market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees of $7.0 million, or 13% of gross sales, in 2005, all of which were offset against gross sales. In 2004, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $7.8 million, or 13% of gross sales, all of which were offset against gross sales. These costs and fees remain approximately the same percentage of sales at 13% in 2006, 2005 and 2004.

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

     INVENTORY OBSOLESCENCE ALLOWANCE

         Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all other products are reviewed annually. We consider products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products.

         Our warehouse supervisor, production supervisor and production manager physically review our warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from our subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with our Controller or Chief Financial Officer. At the discretion of our Controller or Chief Financial Officer, these items are physically disposed of and we make corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, our detail inventory report and its general ledger are reconciled by our Controller and any variances result in a corresponding inventory adjustment.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Trade accounts receivable are primarily from national retailers and are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. We determine the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. We reviews our allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Since our current customers are primarily national retailers with good payment histories with us, our allowance for doubtful accounts is minimal. We do not have any off-balance sheet credit exposure related to our customers.

         In dealing with our national retailers, we occasionally have, and expects that we will continue to have in the foreseeable future, disagreements with these customers relating to the valuation and completeness of accounts receivable which may result in a contingent gain or loss to us.

     PRODUCT RETURNS

         We have a limited 90-day to one year time period for product returns from end-users. However, our retailers generally have return policies that allow their customers to return products within only 14 to 30 days after purchase. We allow our retailers to return damaged or defective products to us following a customary return merchandise authorization process. We have no informal return policies. We utilize actual historical return rates to determine our allowance for returns in each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. We record a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by actual product returns.

         Our current estimated weighted average future product return rate is approximately 10%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. Our historical return rate for a particular product is our trailing 18-month return rate of similar products. We believe that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides us with a period of time that is short enough to account for recent technological shifts in our product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to our trailing 18-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to our trailing 18-month return rates include product modifications that simplify installation, or a new product line within a product category that needs time to better reflect its return performance and other factors. This allowance is recorded against accounts receivable.

         Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

         Our warranty terms under our arrangements with our suppliers are that any product that is returned by a retailer or retail customer as defective within the applicable warranty period can be returned by us to the supplier for full credit against the original purchase price. We incur only minimal shipping costs to our suppliers in connection with the satisfaction of our warranty obligations.

RESULTS OF OPERATIONS

         The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

         o The first two data columns in each table show the dollar results for each period presented.

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005 (ADJUSTED AND RESTATED)

                                                                                                       RESULTS AS A PERCENTAGE OF
                                                                                                      NET SALES FOR THE YEARS ENDED
                                         YEAR ENDED DECEMBER 31,                                              DECEMBER 31,
                                      ----------------------------                                    ---------------------------
                                                                         DOLLAR        PERCENTAGE
                                                          2005          VARIANCE        VARIANCE                        2005
                                                     (ADJUSTED AND      FAVORABLE       FAVORABLE                   (ADJUSTED AND
                                          2006        RESTATED)(1)    (UNFAVORABLE)   (UNFAVORABLE)       2006       RESTATED)(1)
                                      ------------    ------------    ------------    ------------    ------------   ------------
                                                                      (in thousands)

Net sales                             $     45,889    $     37,773    $      8,116           21.5%          100.0%         100.0%
Cost of sales                               39,463          33,481          (5,982)         (17.9)%          86.0%          88.6%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Gross profit (1)                             6,426           4,292           2,134           49.7%           14.0%          11.4%
Selling, marketing and advertising
    expenses (1)                             2,113           1,669            (444)         (26.6)%           4.6%           4.4%
General and administrative expenses          6,505           3,916          (2,589)         (66.1)%          14.1%          10.4%
Depreciation and amortization                  166             236              70           29.7%            0.4%           0.6%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Operating loss                              (2,358)         (1,529)           (829)         (54.2)%          (5.1)%         (4.0)%
Net interest expense                          (356)           (299)            (57)         (19.1)%           0.8%           0.8%
Other income                                 2,406              12           2,394          199.5%            5.2%           0.0%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Loss from operations before
   provision for income taxes                 (308)         (1,816)          1,508           83.0%           (0.7)%         (4.8)%
Income tax provision                             1               2               1           50.0%            0.0%           0.0%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Net loss (1)                          $       (309)   $     (1,818)   $      1,509           83.0%           (0.7)%         (4.8)%
                                      ============    ============    ============    ============    ============   ============
---------------

(1) Gross margin and operating expenses were affected by these adjustments and restatements without impact to net loss or loss per share. For further explanation, see Notes 3 and 4 to our consolidated financial statements included elsewhere in this report.

         NET SALES. The increase in net sales in 2006 as compared to 2005 was primarily a result of adding new retailers to our customer base, the broadening of our magnetic data storage product lines by adding increased capacities in our mobile data storage line and the introduction of our higher capacity external desktop hard drives in the second quarter of 2006, an increase in sales of our PC products, which were partially offset by the continued decline in sales of our CD-based products and greater than anticipated decline in sales of our DVD-based products.

         Our GigaBank(TM) line of external desktop hard drives, with capacities ranging from 200 gigabytes up to 1 terabyte, gained quick acceptance and accounted for approximately $10.8 million, or 23.6%, of our total net sales in 2006 after their introduction in June of 2006. We believe that acceptance of these larger capacity disk drives corresponds with the increased demand for data storage capacity resulting from the size and complexity of operating systems, computer networks and software programs plus the continued growth of data intensive activities such as email, digital entertainment data and other multi-media data.

         Net sales of our optical storage products decreased by $4.5 million to $17.1 million in 2006, as compared to $21.6 million in 2005. This sales decline was a result of our decision to deemphasize CD and DVD-based products because we believe they are included as a standard component in most PCs and the fact that portable USB data storage devices continue to gain market share. We believe that this decrease is an industry-wide effect and that lower average selling prices were primarily the result of a slower than anticipated growth in DVD-compatible applications and infrastructure, which resulted in lower demand for DVD-based products. We believe that, based on industry forecasts that predicted significant sales growth of DVD-based data storage products, suppliers produced quantities of these products that were substantial and excessive relative to the ultimate demand for those products. As a result of these substantial and excessive quantities, the market for DVD-based data storage products experienced intense competition and downward pricing pressures resulting in lower than expected overall dollar sales.

         GROSS PROFIT. Our gross profit increased $2.1 million to $6.4 million in 2006 from $4.3 million in 2005, representing a 49.7% increase. Our gross profit margin increased to 14.0% in 2006 as compared to 11.4% in 2005. The increase in gross profit margin is primarily a result of higher gross profit margins on our new high capacity external disk drives. Net sales increased $8.1 million, or approximately 21.5%, to $45.9 million compared to $37.8 million in 2005. This increase in net sales was offset by an increase in cost of sales of $6.0 million to $39.5 million, or 86.0% of net sales, compared to $33.5 million, or 88.6%, of net sales in 2005. The percentage increase in cost of sales was not as great as the percentage increase in net sales because of a reduction in total sales incentives granted in 2006 compared to 2005 which was partially offset by an increase in production costs in 2006 compared to 2005. For 2006, total sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $600,000 to $7.7 million, or 17.1% of gross sales, compared to $8.3 million, or 18.1% of gross sales in 2005; and, production costs increased by $600,000 to $1.4 million in 2006 compared to $900,000 in 2005 which resulted from a $300,000 increase in temporary labor, a $200,000 increase in contract assembly costs, and a $100,000 increase in production supplies.

         Our gross profit in 2005 was affected by an adjustment and a restatement without impact to net loss or loss per share. We reclassified certain shipping and handling expenses from cost of sales to selling expense. We also restated certain direct labor and production expenses to include them as a component of cost of sales. In 2005, the adjustment decreased cost of sales by $892,000 and the restatement increased cost of sales by $851,000 for a net decrease in cost of sales of $41,000. The adjustment and restatement had a commensurate effect on our gross profit in 2005. For further explanation, see Notes 3 and 4 to our consolidated financial statements included elsewhere in this report.

         Our gross profit in each of the first three quarters of 2006 and each of the quarterly periods in 2005 was also affected by the adjustment and the restatement without impact to net loss or loss per share. In the three quarters ended September 30, 2006, the adjustment decreased cost of sales by $299,000, $292,000 and $237,000, respectively, and the restatement increased cost of sales by $270,000, $368,000 and $336,000, respectively, for a net decrease in cost of sales of $29,000 and a net increase in cost of sales of $76,000 and $99,000, respectively, in those periods, and a net cumulative increase in cost of sales of $146,000 for the first three quarters of 2006. In the four quarters ended December 31, 2005, the adjustment decreased cost of sales by $253,000, $209,000, $180,000 and $250,000, respectively, and the restatement increased cost of sales by $234,000, $179,000, $208,000 and $230,000, respectively, for a net decrease in cost of sales of $19,000 and $29,000, a net increase in cost of sales of $28,000 and a net decrease in cost of sales of $20,000, respectively, in those periods. The adjustment and the restatement had a commensurate effect on our gross profit in those periods. For further explanation, see Notes 22 and 23 to our consolidated financial statements included elsewhere in this report.

         Our inventory obsolescence expense, which is included in cost of sales, was approximately $500,000 in 2006 as compared to $840,000 in 2005. This expense is a result of our adjustment of the value of slow-moving and obsolete inventory.

         SELLING, MARKETING AND ADVERTISING EXPENSES. The increase in selling, marketing and advertising expenses of $400,000 is primarily due to an increase in shipping and handling expenses of $300,000 and an increase in total sales compensation of $100,000, both resulting from the increased sales volume.

         GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses of $2.5 million is primarily due to $1.2 million of offering costs expensed in the second quarter of 2006; an increase of $300,000 in interim accounting services while we were searching for a new Chief Financial Officer; an increase in our bad debt expense of $200,000; an increase of $353,000 for audit fees incurred from additional fees for the year-end and interim financial statements; a $200,000 increase in legal fees related to litigation; an increase of $100,000 for commercial insurance; an increase of general legal fees for corporate matters; and, a $100,000 increase in stock based compensation in 2006 as compared to 2005.

YEAR ENDED DECEMBER 31, 2005 (ADJUSTED AND RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 2004 (ADJUSTED AND RESTATED)

                                                                                                       RESULTS AS A PERCENTAGE OF
                                                                                                      NET SALES FOR THE YEARS ENDED
                                         YEAR ENDED DECEMBER 31,                                              DECEMBER 31,
                                      ----------------------------                                    ---------------------------
                                                                         DOLLAR        PERCENTAGE
                                          2005            2004          VARIANCE        VARIANCE          2005           2004
                                     (ADJUSTED AND   (ADJUSTED AND      FAVORABLE       FAVORABLE    (ADJUSTED AND  (ADJUSTED AND
                                      RESTATED)(1)    RESTATED)(1)    (UNFAVORABLE)   (UNFAVORABLE)   RESTATED)(1)   RESTATED)(1)
                                      ------------    ------------    ------------    ------------    ------------   ------------
                                                                      (in thousands)
Net sales                               $   37,773    $     44,397    $     (6,624)         (14.9)%         100.0%         100.0%
Cost of sales                               33,481          41,263           7,782           18.9%           88.6%          92.9%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Gross profit (1)                             4,292           3,134           1,158           36.9%           11.4%           7.1%
Selling, marketing and
   advertising expenses (1)                  1,669           2,049             380           18.5%            4.4%           4.6%
General and administrative
   expenses                                  3,916           4,458             542           12.2%           10.4%          10.0%
Depreciation and amortization                  236             834             598           71.7%            0.6%           1.9%
Impairment of trademarks                         -           3,696           3,696          100.0%            0.0%           8.3%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Operating loss                              (1,529)         (7,903)          6,374           80.6%           (4.0)%        (17.8)%
Net interest expense                           299             201             (98)         (48.8)%           0.8%           0.5%
Other income                                    12              50             (38)         (76.0)%           0.0%           0.1%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Loss from operations before
   provision for income taxes               (1,816)         (8,054)          6,238           77.9%           (4.8)%        (18.1)%
Income tax provision                             2               3               1           33.3%            0.0%           0.0%
                                      ------------    ------------    ------------    ------------    ------------   ------------
Net loss (1)                          $     (1,818)   $     (8,057)   $      6,239           77.4%           (4.8)%        (18.1)%
                                      ============    ============    ============    ============    ============   ============
------------

(1) Gross margin and operating expenses were affected by these adjustments and restatements without impact to net loss or loss per share. For further explanation, see Notes 3 and 4 to our consolidated financial statements included elsewhere in this report.

         NET SALES. We believe that the decline in our net sales during 2005 as compared to 2004 resulted in part from the continued decline in sales of our CD-based products. Predominantly based on market forces, but also partly as a result of our decision to de-emphasize CD-based products, our sales of CD-based products declined by 74.1% to $2.8 million in 2005 from $10.8 million in 2004.

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

         In addition to the other factors described above, we believe that USB portable data storage devices, which are an alternative to optical data storage products, have caused a decline in the relative market share of CD- and DVD-based optical data storage products and likewise caused a decline in our sales of CD- and DVD-based products in 2005. Our business focus in 2004 was predominantly on DVD-based optical data storage products. Our business focus in 2005 was predominantly on DVD-based optical data storage products and our line of GigaBank(TM) products. In 2004, we began selling our GigaBank(TM) products. Sales of our GigaBank(TM) products increased 282.5% to $15.3 million in 2005 as compared to $4.0 million in 2004. Sales of our GigaBank(TM) products represented 39.9% of our total net sales in 2005. Our net sales to some of our retailers, including CompUSA, Office Depot and Tech Data, increased during 2005 as compared to 2004 due to their expanded offerings of our GigaBank(TM) line of products. Other retailers, however, including Circuit City, RadioShack and Micro Center, did not begin or expand sales of our GigaBank(TM) products as rapidly as CompUSA, Office Depot and Tech Data and thus the general decline in sales of our DVD-based products to these retailers was not offset by sales of our GigaBank(TM) products to these retailers. In addition, we experienced a slight decrease in sales to Staples in 2005 as compared to 2004.

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

         The overall $6.6 million decrease in net sales in 2005 was comprised of a $5.7 million decrease in net sales resulting from a decrease in the volume of products sold and a decrease of $1.3 million resulting from a change in our reserves for future returns on sales. This decrease was partially offset by a $262,000 increase from higher average product sales prices. We had a decrease of $8.0 million in net sales for 2005 for our CD-based products resulting from a decrease of $1.1 million due to lower average product sales prices and a decrease of $6.9 million resulting from a decrease in the volume of products sold. We had a decrease of $10.0 million in net sales for 2005 for our DVD-based products resulting from a decrease of $8.4 million due to lower average product sales prices and a decrease of $1.6 million due to a decrease in the volume of products sold. The $11.2 million increase in net sales of our GigaBank(TM) products in 2005 resulted from an increase of $13.3 million due to an increase in the volume of products sold, which was partially offset by a decrease of $2.1 million in net sales due to lower average product sales prices.

         GROSS PROFIT. Gross profit increased to $4.3 million, or by 36.9%, in 2005 from $3.1 million in 2004. Our gross profit margin increased to 11.4% as compared to 7.1% in 2004. This increase in gross profit margin primarily resulted from the increase in sales of our magnetic data storage products which have a greater profit margin than our optical data storage products. Net sales decreased $6.6 million, or by 14.9%, to $37.8 million in 2005 from $44.4 million in 2004. This decrease was offset by a decrease in cost of sales of $7.8 million to $33.5 million, or 88.7% of net sales in 2005, from $41.3 million, or 92.9% of net sales in 2004. The percentage decrease in net sales was not as large as the percentage decrease in cost of sales because of large increases in sales incentives, market development/cooperative advertising funds, slotting fees and point-of-sale rebates, which are dilutive factors to sales and contributed to net sales for 2005 as compared to 2004. For 2005, slotting fees were none as compared to $950,000 for 2004. For 2005, sales incentives, market development/cooperative advertising funds and point-of-sale rebates declined by $1.2 million compared to 2004.

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

         Our gross profit in each of 2005 and 2004 was affected by an adjustment and a restatement without impact to net loss or loss per share. We reclassified certain shipping and handling expenses from cost of sales to selling expense. We also restated certain direct labor and production expenses to include them as a component of cost of sales. In 2005, the adjustment decreased cost of sales by $892,000 and the restatement increased cost of sales by $851,000 for a net decrease in cost of sales of $41,000. In 2004, the adjustment decreased cost of sales by $1,039,000 and the restatement increased cost of sales by $883,000 for a net decrease in cost of sales of $156,000. The adjustment and restatement had a commensurate effect on our gross profit in those periods. For further explanation, see Notes 3 and 4 to our consolidated financial statements included elsewhere in this report.

         Our gross profit in each of the quarterly periods in 2005 and 2004 was also affected by the adjustment and the restatement without impact to net loss or loss per share. In the four quarters ended December 31, 2005, the adjustment decreased cost of sales by $253,000, $209,000, $180,000 and $250,000, respectively, and the restatement increased cost of sales by $234,000, $179,000, $208,000 and $230,000, respectively, for a net decrease in cost of sales of $19,000 and $29,000, a net increase in cost of sales of $28,000 and a net decrease in cost of sales of $20,000, respectively, in those periods. In the four quarters ended December 31, 2004, the adjustment decreased cost of sales by $293,000, $168,000, $236,000 and $342,000, respectively, and the restatement increased cost of sales by $241,000, $206,000, $204,000 and $232,000, respectively, for a net decrease in cost of sales of $52,000, a net increase in cost of sales of $38,000 and a net decrease in cost of sales of $32,000 and $110,000, respectively, in those periods. The adjustment and the restatement had a commensurate effect on our gross profit in those periods. For further explanation, see Notes 22 and 23 to our consolidated financial statements included elsewhere in this report.

         SELLING, MARKETING AND ADVERTISING EXPENSES. The decrease of $380,000 in selling, marketing and advertising expenses was primarily due to a decrease in advertising activities of $263,000, a decrease in commissions of $73,000 as a result of reduced sales volume, and a decrease of $148,000 in shipping and handling expense also as a result of reduced sales volume all of which were offset by an increase in sales expenses of $77,000, and an increase in trade show expenses of $32,000.

         GENERAL AND ADMINISTRATIVE EXPENSES. The $800,000 decrease in general and administrative expenses is primarily due to a reduction in payroll and related expenses in the amount of $400,000 as a result of fewer personnel; a reduction in bad debt expense in the amount of $100,000; a reduction in financial relations expenses of $100,000 due to a reduction in outside financial consultants; a decrease in bad debt expense of $100,000; and a $200,000 decrease in administrative expenses, all of which were partially off set offset by a $100,000 increase in commercial insurance expense and bank charges .

         DEPRECIATION AND AMORTIZATION. The decrease in depreciation and amortization expenses is primarily due to a reduction in trademarks amortization of $510,000 due to the write down in the value of our Hi-Val(R) and Digital Research Technologies(R) trademarks at December 31, 2004 due to impairment. Depreciation for office equipment, computer hardware and software decreased $88,000 as a many fixed assets became fully depreciated during the year.

         IMPAIRMENT OF TRADEMARKS. We conducted a valuation on our Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2005. Based upon this valuation, we determined that there had been no impairment in the value of the trademarks.

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

         NET INTEREST EXPENSE. Net interest expense increased by $136,000 in 2005, as compared to 2004, primarily due to an increase in interest expense in the amount of $98,000 to $299,000 in 2005 as compared to $201,000 in 2004 as a result of higher rates of interest in 2005 on our credit facility due to increases in the prime rate of interest.

LIQUIDITY AND CAPITAL RESOURCES

         During 2006, our principal sources of liquidity were cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of December 31, 2006, we had working capital of $5.9 million, an accumulated deficit of $25.2 million, $2.7 million in cash and cash equivalents and $11.5 million in net accounts receivable. This compares to working capital of $6.0 million, an accumulated deficit of $24.9 million, $4.1 million in cash and cash equivalents and $9.4 million in net accounts receivable as of December 31, 2005.

         We currently have almost no amounts available to us for borrowing under our credit facility with Silicon Valley Bank. In addition, as of July 9, 2007, we had only $645,000 of cash on hand. As a result of our financial condition, our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. We are presently experiencing a lack of liquidity that we believe will be resolved in part once we are able to negotiate extended payment terms on amounts owed to Behavior Tech Computer (USA) Corp., or BTC USA, and Lung Hwa Electronics. We also expect that our liquidity will improve following timely collection of existing accounts receivable and sell-through of inventory currently in our sales channels. We have experienced similar short-term liquidity issues in the past and have been successful in negotiating extended payment terms on amounts owed to BTC USA and Lung Hwa Electronics, which we believe has enabled us to continue to operate our business substantially without ill effects resulting from lack of liquidity. We believe that, as in the past, we again will be able to successfully resolve our short-term liquidity issues without significant adverse effects on our business.

         We presently have insufficient liquidity to fund our operations for the next twelve months. However, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa Electronics and BTC USA and our credit facility with Silicon Valley Bank will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months, provided that we are successful in negotiating extended payments terms on amounts owed to BTC USA and Lung Hwa Electronics, timely collecting existing accounts receivable and selling inventory currently in our sales channels as anticipated. If, however, our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to BTC USA or Lung Hwa Electronics, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing. If we are unable to increase our liquidity, we will experience a material and adverse effect on our ability to operate our business. In addition, our failure to raise capital, if needed, could restrict our growth, limit our development of new products, hinder our ability to compete and may even have a material and adverse effect on our ability to operate our business.

         Over the course of the past several months and through the beginning of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

         As indicated above, our consolidated financial statements as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

         For the year ended December 31, 2006, our cash decreased by $2.2 million, or 53.7%, from $4.1 million to $1.8 million as compared to an increase of $469,000, or 13.0%, for the year ended December 31, 2005 from $3.6 million to $4.1 million.

         Cash used in our operating activities totaled $631,000 during the year ended December 31, 2006 as compared to cash provided by our operating activities of $1.0 million during the year ended December 31, 2005. This decrease of $1.6 million in cash used in our operating activities primarily resulted from:

         o a $1.5 million decrease in our net loss in 2006 as compared to 2005;
         o a $1.3 million increase in accounts receivable in 2006 as compared to a $1.5 million decrease in 2005 resulting from an increase in sales during our fourth quarter;
         o a $4.2 million increase in inventory, primarily as a result of our expanded consignment inventory program;
         o    a $288,000 increase in the allowance for product returns; and
         o    a $276,000 decrease in accounts payable to related parties.

         These decreases in cash were partially offset by:

         o    a $1.2 million decrease in capitalized offering costs;
         o    a $1.2 million decrease in reserves for sales incentives;
         o a $227,000 decrease in prepaid expenses and other current assets primarily related to our write-off of offering costs;
         o a $3.5 million increase in accounts payable and accrued expenses primarily as a result of the increase in net sales in 2006 as compared to 2005;
         o a $496,000 increase in our reserve for slow-moving and obsolete inventory;
         o    a $149,000 increase in share-based compensation expense; and
         o    a $554,000 increase in mail-in rebates.

         Cash used in our investing activities totaled $981,000 during 2006 as compared to cash provided by investing activities of $982,000 during 2005. During 2006, restricted cash increased $862,000 as the result of collateral requirements related to our credit facility. Cash used for equipment additions were $119,000 during 2006 as compared to $31,000 during 2005.

         Cash used in our financing activities totaled $611,000 during 2006 as compared to $1.5 million during 2005. We paid down $673,000 of our prior credit facility with GMAC Commercial Finance, or GMAC, through funds available at the beginning of the year, and we received $62,000 in proceeds of from sales of our common stock upon the exercise of employee stock options.

         On March 9, 2005, we entered into an asset-based line of credit with GMAC. Our asset-based line of credit with GMAC was to expire on January 15, 2007 and allowed us to borrow up to $5.0 million. The line of credit bore interest at a floating interest rate equal to the prime rate of interest plus 2.75%. Our obligations under our loan agreement with GMAC were secured by substantially all of our assets and guaranteed by our wholly-owned subsidiary, IOM Holdings, Inc. Until our entry into a forbearance agreement with GMAC, as discussed below, the loan agreement had one financial covenant which required us to maintain a fixed charge coverage ratio of at least 1.5 to 1.0 for the three months ended June 30, 2005, the six months ended September 30, 2005, the nine months ended December 31, 2005, the twelve months ended March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. We were in violation of this financial covenant as of September 30, 2006.

         On October 18, 2006, we entered into a forbearance agreement with GMAC that provided for the forbearance by GMAC from enforcing its rights and remedies under the loan agreement as a result of our failure to satisfy a financial covenant contained in the loan agreement. The forbearance agreement was effective through January 15, 2007, at which time all obligations to GMAC were due and payable in full. The forbearance agreement also provided that from and after the date of the agreement, advances under the credit facility would bear interest at the post-default rate of prime plus 2.75% per annum. On October 18, 2006, the prime rate was 8.25%. As of December 31, 2006, we owed GMAC approximately $4.4 million and had available to us approximately $569,000 of additional borrowings.

         On January 27, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides for a revolving line of credit. The line of credit allows us to borrow up to a maximum amount equal to the lesser of (i) $10.0 million, or (ii) an amount equal to 60% of eligible accounts plus the lesser of (a) 25% of the value of eligible inventory, (b) $3 million, or (c) 33% of eligible accounts. The line of credit allows for a sublimit of $2.5 million for all (x) outstanding letters of credit, (y) foreign exchange contracts to purchase from or sell to Silicon Valley Bank a specific amount of foreign currency, and (z) the amount of the revolving line used for cash management services, including merchant services, direct deposit of payroll, business credit card and check cashing services. The line of credit expires on January 29, 2009. Advances on the line of credit bear interest at a floating rate equal to the prime rate plus 1.0%. Our obligations under the line of credit with Silicon Valley Bank are secured by substantially all of our assets.

         If we terminate the credit facility prior to the maturity date, we will be subject to a termination fee as follows: (i) if the termination occurs on or before the first anniversary of the effective date, the termination fee is equal to 1.50% of the maximum line amount, and (ii) if the termination occurs after the first anniversary of the effective date and on or before the second anniversary of the effective date, the termination fee is equal to 0.50% of the maximum line amount. The credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit, as determined by Silicon Valley Bank. The credit facility is also subject to a commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000. In addition, we must pay to Silicon Valley Bank customary fees and expenses for the issuance or renewal of letters of credit and all expenses incurred by Silicon Valley Bank related to the Loan and Security Agreement.

         The credit facility is subject to a financial covenant on a consolidated basis relating to our tangible net worth for each month ending after February 28, 2007, which must be at least $4,750,000, plus (i) 50% of all consideration received by us for sales of equity securities and issuances of subordinated debt, plus (ii) 50% of our net income for each fiscal quarter. "Tangible net worth" is defined as our consolidated total assets minus (a) any amounts attributable to (i) goodwill, (ii) intangible items, and (iii) notes, accounts receivable and other obligations owing to us from our officers and affiliates, and reserves not already deducted from assets, minus (b) total liabilities, plus (c) subordinated debt. In the event of a default and continuation of a default, Silicon Valley Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. From and after an event of default, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 5% above the rate of interest in effect from time to time under the credit facility. The Loan and Security Agreement also contains other customary representations, warranties and covenants

         Our new credit facility with Silicon Valley Bank was initially used to pay off our outstanding loan balance as of January 27, 2007 with GMAC, which balance was approximately $5.0 million, and was also used to pay $62,000 of our closing fees in connection with securing the credit facility.

         The outstanding balance with Silicon Valley Bank as of July 9, 2007 was $3,459,787. The amount available to us for borrowing as of July 9, 2007 was $5,000.

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of December 31, 2006, we owed Lung Hwa Electronics $7.6 million in trade payables.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2006, we owed BTC USA $334,000 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. See "Certain Relationships and Related Transactions, and Director Independence."

         Lung Hwa Electronics and BTC USA provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa Electronics is likely unique and could not be replaced through a relationship with an unrelated third party. If either of Lung Hwa Electronics or BTC USA does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions, and Director Independence."

         Our net loss decreased by approximately 83% to $309,000 in 2006 from $1.8 million in 2005. If our net losses continue or increase, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline. For example, as discussed above, in late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future.

         If any other of our major retailers, or a significant number of our smaller retailers, implement or expand private label programs covering products that compete with our products, our net sales will likely decline and our net losses would likely increase, which in turn could have a material and adverse impact on our liquidity, financial condition and capital resources.

BACKLOG

         Our backlog at December 31, 2006 and 2005 was $900,000 and $3.7 million, respectively. The substantial decrease in backlog is a function of inventory levels at our retailers based on their near-term inventory restocking requirements. Based on historical trends, we anticipate that our December 31, 2006 backlog may be reduced by approximately 10%, or approximately $100,000, to a net amount of $800,000 as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

CONTRACTUAL OBLIGATIONS

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                         PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS AT
DECEMBER 31, 2006                                 LESS THAN 1                              AFTER
                                       TOTAL         YEAR       1-3 YEARS    4-5 YEARS    5 YEARS
                                     ----------   ----------   ----------   ----------   ----------
Capital Lease Obligations            $   43,784   $   14,595   $   29,189   $       --   $       --

Credit Facility Fees                    100,000       50,000       50,000           --           --
Operating Leases                        980,880      359,240      621,640           --           --
                                     ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations   $1,124,664   $  423,835   $  700,829   $       --   $       --
                                     ==========   ==========   ==========   ==========   ==========

         The above table outlines our obligations as of December 31, 2006 and does not reflect the changes in our obligations that occurred after that date.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We expect to adopt SFAS No. 159 in the first quarter of fiscal 2008.

         In July 2006, the FASB released Financial Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We have evaluated the effect of FIN 48 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on our financial position, results of operations or cash flows.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We implemented SAB No. 108 effective January 1, 2006 and it did not have a material effect on our financial position, results of operations or cash flows for 2006.

         In October 2006, the EITF issued EITF Issue No. 06-3, HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF Issue No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF Issue No. 06-3 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our operations were not subject to commodity price risk during 2006. Our sales to a foreign country (Canada) were approximately 16% of our total net sales, however, we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

         On January 29, 2007, we replaced our then-existing asset-based line of credit with GMAC with an asset-based line of credit with Silicon Valley Bank. The new line of credit is for an amount of up to $10.0 million. The new line of credit provides for an interest rate equal to the prime lending rate plus 1.0%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 12, 2006, we notified Singer Lewak Greenbaum & Goldstein LLP, or SLGG, the independent registered public accounting firm that was engaged as our principal accountant to audit our consolidated financial statements, that we intended to engage new certifying accountants and thereby were terminating our relationship with SLGG. Our decision to change accountants was approved by our audit committee. The reason for the change was to allow us to engage an alternative firm that we believe has adequate resources to provide us with the auditing and tax services we require on a more cost-effective basis.

         The audit reports of SLGG on our consolidated financial statements and consolidated financial statement schedules as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended December 31, 2005 and 2004 and the subsequent interim period through December 12, 2006, there were no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to SLGG's satisfaction, would have caused SLGG to make reference to the subject matter of the disagreement in connection with its opinion.

         During the years ended December 31, 2005 and 2004 and the subsequent interim period through December 12, 2006, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended, except as described below.

         o We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

              A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management and SLGG identified the following two material weaknesses which caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

         1. As a result of our restatement of prior periods' financial statements as of and for the years ended December 31, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2003 and 2002, and through the nine months ended September 30, 2004, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and our Form 10-K for the year ended December 31, 2005, management evaluated, in the first quarter of 2006 and as of December 31, 2005, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the first quarter of 2006 and as of December 31, 2005, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

         2. We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, and our Form 10-K for the year ended December 31, 2005, management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the first quarter of 2006 and as of December 31, 2005, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

         o Management and SLGG identified the following material weakness which caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

              We did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005. In addition, our former Chief Financial Officer resigned in June 2006 and we have not yet located a suitable candidate to fill that position. Although we were able to timely file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005 and our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006, management evaluated the impact of our lack of sufficient finance and accounting personnel, including the departure of our former Chief Financial Officer in June 2006, on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2006 and as of June 30, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

         On December 12, 2006, we engaged Swenson Advisors LLP, or Swenson, as our new independent registered public accounting firm. We had not consulted with Swenson in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v).

         On December 15, 2006, we provided SLGG with a copy of the disclosures we made in response to Item 304(a) of the Securities Act. We requested and received from SLGG a letter addressed to the Securities and Exchange Commission which stated that SLGG agreed with the statements we made in response to Item 304(a).

ITEM 9A.   CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

            A material weakness is defined by the Public Company Accounting Oversight Board's Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

            Management has identified the following material weaknesses which caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

            1. In conjunction with preparing our Form 10-K for the period ended December 31, 2006, management reviewed, in the first quarter of 2007, our accounting methodologies relating to (a) our accounting for reserves for sales incentives, and (b) our accounting for direct labor and production expenses related to production and handling of our products. As a result of this review, management concluded, in the first quarter of 2007, that our accounting methodologies were not in accordance with generally accepted accounting principles and that our consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2005, 2004 and 2003, and through the nine months ended September 30, 2006, had been misstated. Based upon this conclusion, our Audit Committee and senior management decided, in the second quarter of 2007, to restate our consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2005, 2004 and 2003, and through the nine months ended September 30, 2006, to reflect the corrections in our accounting methodologies.

            Management evaluated, in the second quarter of 2007 and as of December 31, 2006, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2007 and as of December 31, 2006, that the control deficiency that resulted in the incorrect accounting methodologies pertaining to (a) our accounting for reserves for sales incentives, and (b) our accounting for direct labor and production expenses related to production and handling of our products, represented a material weakness.

            2. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2006. Management evaluated, in the second quarter of 2007 and as of December 31, 2006, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2007 and as of December 31, 2006, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

            To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESSES

         To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to December 31, 2006, in the periods specified below, which correspond to the two material weaknesses identified above:

         1. We have revised our accounting methodology as it relates to our accounting for reserves for sales incentives.

         Prior to the fourth quarter of 2006, we did not adequately disclose the fair value of accounts receivable. According to vendor agreements with specific customers, our customers have the right to offset approved sales incentives, market development/cooperative advertising funds, cross dock fees and point-of-sale rebates, which we previously reported as current liabilities, against future payments on their accounts. We determined, as allowed by Accounting Principles Bulletin No. 10, paragraph 7(1), and FASB Interpretation No. 39, OFFSETTING AMOUNTS RELATED TO CERTAIN CONTRACTS, that it is appropriate to offset such accruals against accounts receivable. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the year ended December 31, 2005 and for each of the quarterly periods in the year ended December 31, 2005 and through the nine months ended September 30, 2006. Beginning with the quarter ended December 31, 2006, we offset these sales incentives against accounts receivable. The revision of our accounting methodology as it relates to sales incentives was completed in the second quarter of 2007. We began using this new methodology for the quarter ended December 31, 2006 and all periods included in this report now reflect this change. In addition, this methodology applies to all periods subsequent to December 31, 2006.

         We have revised our accounting methodology as it pertains to our accounting for direct labor and production expenses related to production of our products. Upon further examination of our accounting methodology for direct labor and production expenses related to production of our products, we determined that we made an error in our application of the relevant accounting principles and determined that we should have classified these costs as part of cost of goods sold rather than as general and administrative expenses. We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 and for each of the quarterly periods in the years ended December 31, 2005 and 2004 and through the nine months ended September 30, 2006. Beginning with the quarter ended December 31, 2006, we classified direct labor and production expenses related to production of our products as an element of cost of goods sold rather than as general and administrative expenses. The revision of our accounting methodology as it relates to our accounting for direct labor and production expenses related to production of our products was completed in the second quarter of 2007. We began using this new methodology for the quarter ended December 31, 2006 and all periods included in this report now reflect this change. In addition, this methodology applies to all periods subsequent to December 31, 2006.

         In addition, on November 15, 2006, we hired a new Chief Financial Officer with several years of experience in our industry as well as with publicly traded companies. We also retained additional professional accounting consultants to assist us in preparing our restated financial statements and other financial information contained in this report. We also retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding certain accounting matters.

         Management believes that the remediation described in item 1 immediately above has remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

         2. Management believes that the procedures we implemented in connection with the restatement of our financial statements, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes which we expect will better enable us to timely file our periodic reports. We intend, in 2007, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

         In addition, as noted above, on November 15, 2006, we hired a new Chief Financial Officer with many years of experience in our industry as well as with publicly traded companies, we retained additional professional accounting consultants to assist us in preparing our financial statements, and we also retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding certain accounting matters.

         Management expects that the remediation described in item 2 above will remediate the corresponding material weakness also described above by December 31, 2007. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The change noted above, specifically, our hiring of a new Chief Financial Officer on November 15, 2006, is the only change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of July 9, 2007 and their business experience are as follows:

NAME                       AGE            TITLES
----                       ---            ------

Tony Shahbaz                45      Chairman of the Board, President, Chief
                                    Executive Officer, Secretary, Director
Thomas L. Gruber            62      Chief Financial Officer and Chief Operating
                                    Officer
Steel Su                    55      Director
Daniel Yao(1)               51      Director
Dr. William Ting (1)        59      Director
______________
(1) Member of the Audit, Compensation and Nominating Committees.

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

         THOMAS L. GRUBER joined I/OMagic as our Chief Financial Officer on November 15, 2006. Prior to assuming this position, and from July 2004 through October 2006, Mr. Gruber was a Partner in a private investment group specializing in management and leveraged buyouts. Prior to that time, and from January 2001 to July 2004, Mr. Gruber was President and Chief Financial Officer of nStor Technologies, an American Stock Exchange listed public company that designed, developed and manufactured enterprise storage hardware and software. Mr. Gruber received a BBA degree in Accounting from Ohio University and an MBA from Pepperdine University with a concentration in Management/Marketing.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. The reporting persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

CODES OF ETHICS

         Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, located at http://www.iomagic.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

BOARD OF DIRECTORS

         Our business, property and affairs are managed under the direction of our board of directors. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees. Our bylaws provide that our board of directors shall consist of at least six directors.

         During 2006, our board of directors held five meetings. During 2006, each incumbent director attended at least 75% of the aggregate of the total number of meetings of the board of directors for which he was a director and the total number of meetings held by all committees of the board on which he served during the periods that he served.

BOARD COMMITTEES

         Our board of directors currently has Audit, Compensation and Nominating Committees.

         The Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and reviews our financial statements for each interim period and for our year end. This committee consists of Mr. Yao and Dr. Ting. The Audit Committee held six meetings during 2006. Our board of directors has determined that Mr. Yao and Dr. Ting are Audit Committee financial experts. Our board of directors has also determined that Mr. Yao and Dr. Ting are "independent" as defined in NASD Marketplace Rule 4200(a)(15). The Audit Committee operates pursuant to a charter approved by our board of directors and Audit Committee, according to the rules and regulations of the Securities and Exchange Commission.

         The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. The Compensation Committee consists of Mr. Yao and Dr. Ting. The Compensation Committee held one meeting during 2006. The Compensation Committee operates pursuant to a charter approved by our board of directors and Compensation Committee.

         The Nominating Committee selects nominees for the board of directors. The Nominating Committee consists of Mr. Yao and Dr. Ting. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

         o    independence from management;
         o    relevant business experience and industry knowledge;
         o    judgment, skill, integrity and reputation;
         o    existing commitments to other businesses;
         o    corporate governance background;
         o financial and accounting background, to enable the Nominating Committee to determine whether the candidate would be suitable for Audit Committee membership; and
         o    the size and composition of the board.

         The Nominating Committee held no meetings during 2006. The Nominating Committee operates pursuant to a charter approved by our board of directors and Nominating Committee.

SECURITY HOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

         Our board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the board of directors, or the independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail. To communicate with the board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent "c/o Secretary" at 4 Marconi, Irvine, California 92618.

         All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the board of directors will be forwarded promptly to the addressee. In the case of communications to the board of directors or any group or committee of directors, our Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope is addressed.

COMPENSATION OF DIRECTORS

         Other than Dr. William Ting, our directors do not receive any cash compensation for their services as members of our board of directors; however, each director is entitled to reimbursement of his reasonable expenses incurred in attending meetings of our board of directors. Dr. Ting receives $1,500 per meeting for his attendance at meetings of our board of directors and its committees. We do not have a predetermined or automatic annual or other periodic program for grants of equity compensation to our directors. Equity compensation is granted as and when determined appropriate by our Compensation Committee or our full board.

COMPENSATION OF EMPLOYEE DIRECTOR

         Mr. Shahbaz was compensated as a full-time employee and officer but received no additional compensation for service as a board member during 2006. Information regarding the compensation awarded to Mr. Shahbaz is included in the "Summary Compensation Table" below.

DIRECTOR COMPENSATION TABLE

         The following table summarizes the compensation of our directors for the year ended December 31, 2006:

                                          FEES EARNED
                                            OR PAID            OPTION          ALL OTHER
                                            IN CASH            AWARDS         COMPENSATION          TOTAL
NAME                                          ($)              ($)(1)            ($)(2)              ($)
---------------------------            ---------------     ---------------   ---------------   ---------------
Steel Su(3)                            $            --     $         7,959   $            --   $         7,959
Daniel Yao(4)                                       --               9,309                --             9,309
Dr. William Ting(5)                             10,500                  --             3,550            14,050
-----------

(1) The amounts shown are the compensation costs recognized in our financial statements for 2006 related to grants of stock options to each director in previous years, to the extent we recognized compensation cost in 2006 for such awards in accordance with the provisions of SFAS No. 123R.
(2) The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director. However, we paid Dr. Ting an aggregate of $3,550 for his time spent with our management on strategic financial and product review and analysis.
(3) At December 31, 2006, Mr. Su held options to purchase an aggregate of 28,000 shares of our common stock.
(4) At December 31, 2006, Mr. Yao held options to purchase an aggregate of 33,000 shares of our common stock.
(5) At December 31, 2006, Mr. Ting held no options to purchase shares of our common stock.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our amended and restated articles of incorporation, or Articles, and our amended and restated bylaws, or Bylaws, provide that we shall, to the fullest extent permitted by Section 78.751 of the Nevada Revised Statutes, indemnify all persons that we have power to indemnify against all expenses, liabilities or other matters covered by Section 78.751. This indemnification is not exclusive of any other indemnification rights to which those persons may be entitled and must cover action both in an official capacity and in another capacity while holding office. Indemnification continues as to a person who has ceased to be a director, officer, employee or agent and extends to the benefit of the heirs, executors and administrators of that person. Section 78.751 provides that the expenses of our officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to indemnification.

         Our Articles also provide that a director of I/OMagic shall not be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent exemption from limitation or liability is not permitted under the Nevada Revised Statutes. Any amendment, modification or repeal of this provision by our stockholders would not adversely affect any right or protection of a director of I/OMagic in respect of any act or omission occurring prior to the time of the amendment, modification or repeal. Our Articles do not, however, eliminate or limit a director's liability for any act or omission involving intentional misconduct, fraud or a knowing violation of law, or the payment of unlawful distributions to stockholders. Furthermore, they do not limit liability for claims against a director arising out of the director's responsibilities under the federal securities laws or any other law. However, we have purchased directors and officers liability insurance to protect our directors and executive officers against liability under circumstances specified in the policy.

         Section 2115 of the California General Corporation Law, or the California Code, provides that corporations such as I/OMagic that are incorporated in jurisdictions other than California and that meet various tests are subject to several provisions of the California Code, to the exclusion of the law of the jurisdiction in which the corporation is incorporated. We believe that as of December 31, 2006, we met the tests contained in Section 2115. Consequently, we are subject to, among other provisions of the California Code,
Section 317 which governs indemnification of directors, officers and others.
Section 317 generally eliminates the personal liability of a director for monetary damages in an action brought by or in the right of I/OMagic for breach of a director's duties to I/OMagic or our stockholders except for liability:

         o for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

         o for acts or omissions that a director believes to be contrary to the best interests of I/OMagic or our stockholders or that involve the absence of good faith on the part of the director;

         o for any transaction from which a director derived an improper personal benefit;

         o for acts or omissions that show a reckless disregard for the director's duty to I/OMagic or our stockholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to I/OMagic or our stockholders;

         o for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to I/OMagic or our stockholders; and

         o for engaging in transactions described in the California Code or California case law which result in liability, or approving the same kinds of transactions.

         We may enter into separate indemnification agreements with each of our directors and executive officers that provide the maximum indemnity allowed to directors and executive officers by applicable law and which allow for certain procedural protections. We also maintain directors and officers insurance to insure such persons against certain liabilities.

         These indemnification provisions and the indemnification agreements that may be entered into between us and our directors and executive officers may be sufficiently broad to permit indemnification of our directors and executive officers for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

         To the extent indemnification for liabilities arising under the Securities Act may be extended to directors, officers and controlling persons of I/OMagic under the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by any director, officer or controlling person in connection with the securities being registered (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether the proposed indemnification by it is against public policy as expressed in the Securities Act and will be governed by the court's final adjudication of the issue.

         The inclusion of the above provisions in our Articles and Bylaws and in our indemnification agreements with our officers and directors may have the effect of reducing the likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against our directors for breach of their duty of care, even though the action, if successful, might otherwise have benefited us and our stockholders. At present, there is no litigation or proceeding pending involving any of our directors as to which indemnification is being sought, nor are we aware of any threatened litigation that may result in claims for indemnification by any of our directors.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

     COMPENSATION PHILOSOPHY AND COMPONENTS

         This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

         Our compensation committee is responsible for reviewing and approving base salaries, bonuses and incentive awards for all executive officers, reviewing and establishing the base salary, bonuses and incentive awards for the chief executive officer, and reviewing, approving and recommending to the board of directors the content, terms and conditions of all employee compensation and benefit plans, or changes to those plans.

         Our compensation philosophy is based upon four central objectives:

         o To provide an executive compensation structure and system that is both competitive in the outside industrial marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions;

         o To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results through financial and other appropriate management incentives;

         o To align our financial results and the compensation paid to our executive officers with the enhancement of stockholder value; and

         o To structure our compensation policy so that executive officers' compensation is dependent, in one part, on the achievement of its current year business plan objectives, and in another part, on the long-term increase in company net worth and the resultant improvement in stockholder value, and to maintain an appropriate balance between short- and long-range performance objectives over time.

         Our executive officers' compensation currently has three primary components -- base compensation or salary, annual discretionary cash bonuses, and stock option awards granted pursuant to our 2002 and 2003 Stock Option Plans. In addition, we provide our executive officers a variety of benefits that generally are offered to all salaried employees in the geographical location where they are based.

         We view the various components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

     BASE COMPENSATION

         Base compensation is targeted to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in our industries and the general marketplace. The criteria for measurement include data available from objective, professionally-conducted market studies, integrated with additional competitive intelligence secured from a range of industry and general market sources. Our compensation committee reviews the base compensation of the chief executive officer, and with the chief executive officer, the base compensation of all other executive officers, periodically to assure that a competitive position is maintained.

     EQUITY COMPENSATION

         We use stock options to reward long-term performance. Our compensation committee and/or our board of directors act as the manager of our option plans and perform functions that include selecting option recipients, determining the timing of option grants and whether options are incentive or non-qualified, and assigning the number of shares subject to each option, fixing the time and manner in which options are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee typically considers recommendations from our chief executive officer.

         We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We have not made equity grants in connection with the release or withholding of material non-public information. Historically, options granted to our directors and executive officers have generally had exercise prices above the then trading price of our common stock. Information about outstanding options held by our named executive officers and directors is contained in the "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" tables.

     CASH BONUSES

         Executive bonuses are used to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We use cash bonuses to reward performance achievements generally only as to years in which we are substantially profitable, and we use salary as the base amount necessary to match our competitors for executive talent.

         Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year. We paid a total of $39,103 in bonuses to our named executive officers for 2006.

         In the past, our compensation committee has based bonuses for our named executive officers on net income. However, our compensation committee believes a profitable company with little or no growth is not acceptable. Our compensation committee considers the chosen metrics of net income and growth in revenue to be the best indicators of our financial success and creation of stockholder value and expects to design future bonus plans to account for these different metrics.

         Individual performance objectives are determined by the executive officer to whom the potential bonus recipient reports or, in the case of our chief executive officer, by our compensation committee. For example, the basis for Mr. Shahbaz's bonus might include such objectives as developing bank and equity financing, successfully concluding and integrating acquisitions, developing strategic opportunities or developing our executive team.

         Our compensation committee has not considered whether it would attempt to recover bonuses paid based on our financial performance where our financial statements are restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under applicable bonus criteria.

     ACCOUNTING AND TAX TREATMENT

         We account for share-based compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

     OTHER BENEFITS

         We also maintain other executive benefits that we consider necessary in order to offer fully competitive opportunities to our executive officers. These include, without limitation, 401(k) retirement savings plans, car allowances and employment agreements. The compensation committee continues to monitor and evaluate our executive compensation system and its application throughout our organization to assure that it continues to reflect our compensation philosophy and objectives.

         Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees.

         THE FOLLOWING COMPENSATION COMMITTEE REPORT IS NOT DEEMED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF OUR PREVIOUS FILINGS MADE UNDER THE SECURITIES ACT OR UNDER THE EXCHANGE ACT THAT MIGHT INCORPORATE FUTURE FILINGS MADE BY US UNDER THOSE STATUTES, THE COMPENSATION COMMITTEE REPORT WILL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH PRIOR FILINGS OR INTO ANY FUTURE FILINGS MADE BY US UNDER THOSE STATUTES.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2006.

                                          Respectfully submitted,

                                          Compensation Committee
                                            Daniel Yao
                                            Dr. William Ting

SUMMARY COMPENSATION TABLE

         The following table sets forth summary information concerning the compensation of our principal executive officer, our current chief operating officer and principal financial officer, and our former principal financial officer (collectively, the "named executive officers"), for all services rendered in all capacities to us for the year ended December 31, 2006.

                                                                                 NON-EQUITY
                                                                    OPTION      INCENTIVE PLAN      ALL OTHER
             NAME AND                         SALARY     BONUS      AWARDS       COMPENSATION     COMPENSATION        TOTAL
        PRINCIPLE POSITION           YEAR      ($)        ($)       ($)(1)           ($)             ($)(2)            ($)
-------------------------------      ----   ---------   ---------  ----------   ------------      ------------      ----------
Tony Shahbaz
   President, Chief Executive
   Officer and Secretary             2006   $ 198,500   $     --   $   66,192   $     39,103(3)   $      --(4)      $  303,795
Thomas L. Gruber(5)
   Chief Operating Officer and
   Chief Financial Officer           2006      20,274         --       12,824             --             --             33,098
Steve Gillings(6)                    2006
   Former Chief Financial Officer              49,521         --           --             --             --             49,521
------------

(1) The amounts shown are the compensation costs recognized in our financial statements for 2006 related to grants of stock options to certain named executive officers in prior years, to the extent we recognized compensation cost in 2006 for such awards in accordance with the provisions of SFAS No. 123R. For a discussion of valuation assumptions used in the SFAS No. 123R calculations, see Notes 6 and 7 of Notes to Consolidated Financial Statements included elsewhere in this report. The options were issued under our 2002 and 2003 Stock Option Plans. Information regarding the vesting schedule for Messrs. Shahbaz and Gruber is included in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End" table below.
(2) The value of perquisites and other personal benefits was less than $10,000 in aggregate for each executive other than Mr. Shahbaz.
(3) Represents compensation under Mr. Shahbaz's Employment Agreement based on our quarterly net income. See "Employment Agreement--Tony Shahbaz" below.
(4) Mr. Shahbaz is entitled to an automobile allowance in the amount of $1,200 per month under his Employment Agreement. However, in lieu of this allowance, Mr. Shahbaz used until December 2006 an automobile we purchased in August 2005 for $84,597. In December 2006, we traded this automobile in against another automobile that Mr. Shahbaz uses. We purchased the second automobile for $68,034, not including the trade-in value of the first vehicle.
(5) Mr. Gruber became an employee on November 2, 2006 and became our Chief Financial Officer effective November 15, 2006.
(6) Mr. Gillings resigned and his employment terminated effective June 14, 2006.

     EMPLOYMENT AGREEMENT

         TONY SHAHBAZ

         On October 15, 2002, we entered into an employment agreement with Tony Shahbaz. Under the terms of the employment agreement, which were retroactively effective as of January 1, 2002, Mr. Shahbaz serves as our President and Chief Executive Officer and is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income. Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The employment agreement terminates on October 15, 2007; however, it is subject to automatic renewal. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, he is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination and upon termination without cause, he is entitled to receive his remaining salary and other benefits for the remaining term of the employment agreement. Mr. Shahbaz's employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of I/OMagic, and that the rights, benefits, and obligations under the employment agreement shall be assigned to the surviving or resulting corporation or the transferee of our assets.

GRANTS OF PLAN-BASED AWARDS

         The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the year ended December 31, 2006. As of the end of 2006, none of the named executive officers held any performance-based equity or non-equity incentive awards.

                                                             ALL OTHER OPTION
                                                            AWARDS: NUMBER OF       GRANT DATE FAIR VALUE
                                                          SECURITIES UNDERLYING      OF STOCK AND OPTION
               NAME                      GRANT DATE           OPTIONS (#)(1)            AWARDS($)(2)
-----------------------------         -----------------   ---------------------     ----------------------
Tony Shahbaz                                 --                      --                  $       --

Thomas L. Gruber                      November 2, 2006            50,000                     32,135

Steve Gillings                               --                      --                         --
______________

(1) The stock awards reported in the above table represent shares of stock granted under our 2003 Stock Option Plan. Mr. Gruber's grant vested immediately as to 25,000 shares and vests in 48 equal monthly installments commencing on December 2, 2006. .
(2) The dollar value of the options shown represents the grant date fair value estimated using the Black-Scholes option pricing model to determine grant date fair value, in accordance with the provisions of SFAS 123R. For a discussion of valuation assumptions used in the SFAS 123R calculations, see
     Note 17 of Notes to Consolidated Financial Statements included elsewhere in this report. The actual value, if any, that an executive may realize on each option will depend on the excess of the stock price over the exercise price on the date the option is exercised and the shares underlying such option are sold. There is no assurance that the actual value realized by an executive will be at or near the value estimated by the Black-Scholes model.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2006.

                                                               OPTION AWARDS
                                   -------------------------------------------------------------------
                                      NUMBER            NUMBER
                                        OF                OF
                                    SECURITIES        SECURITIES
                                    UNDERLYING        UNDERLYING
                                   UNEXERCISED        UNEXERCISED         OPTION
                                     OPTIONS            OPTIONS          EXERCISE           OPTION
                                       (#)                (#)             PRICE           EXPIRATION
          NAME                     EXERCISABLE       UNEXERCISABLE         ($)               DATE
---------------------------        -----------       -------------    -------------       -----------
  Tony Shahbaz                      57,032(1)          1,968(1)       $     3.85          03/09/2009
                                    71,093(2)          33,907(2)            2.75          07/14/2010
  Thomas L. Gruber                  25,521(3)          24,479(3)            4.00          11/02/2011
  Steve Gillings                        --                  --                 --                --
-----------

   (1) The option vested as to 40% of the underlying shares immediately with the balance vesting in equal amounts in each of the 36 months following the March 9, 2004 grant date.
   (2) The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the July 14, 2005 grant date.
   (3) The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the November 2, 2006 grant date.

OPTION EXERCISES AND STOCK VESTED

         None of the named executive officers acquired shares through the exercise of options and no stock grants vested during the year ended December 31, 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

         EMPLOYMENT AGREEMENT. We have entered into an agreement with a named executive officer that provides certain benefits upon the termination of his employment under certain prescribed circumstances. The agreement is described above under "Employment Agreement--Tony Shahbaz."

CALCULATION OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

         In accordance with the rules of the Securities and Exchange Commission, the following table presents our estimate of the benefits payable to the named executive officers under our 2002 and 2003 Stock Option Plans and their employment agreements, if any, assuming that (i) for Mr. Shahbaz, (A) a change in control occurred on December 29, 2006, the last business day of 2006 and none of his equity awards were assumed by the successor corporation, (B) a qualifying termination occurred on December 29, 2006, which is a termination by us without "cause," (C) a non-qualifying termination occurred on December 29, 2006, which is a termination by us for "cause," or (D) an other termination occurred on December 29, 2006, which is a termination by executive voluntarily or by us upon the executive's death or disability; and (ii) for Mr. Gruber, (A) a change in control occurred on December 29, 2006 and his equity award was not assumed by the successor corporation, or (B) any termination occurred on December 29, 2006. Mr. Gillings resigned and his employment terminated effective June 14, 2006.

                                                                                           VALUE OF
                                                         SALARY         CONTINUATION        OPTION             TOTAL
        NAME                      TRIGGER              AND BONUS        OF BENEFITS     ACCELERATION(1)        VALUE(2)
--------------------    ---------------------------   --------------   -------------    --------------     --------------
Tony Shahbaz                 Change in Control        $        --      $         --     $         --       $          --
                          Qualifying Termination          157,146(3)         22,429(4)            --             179,575
                        Non-Qualifying Termination        794,000(5)             --               --             794,000
                             Other Termination                  --               --               --                  --

Thomas L. Gruber             Change in Control                  --               --               --                  --
                              Any Termination                   --               --               --                  --
---------------

(1) Represents the aggregate value of the accelerated vesting of the executive officer's unvested stock options and restricted stock grants. The amounts shown as the value of the accelerated stock options and restricted stock grants in connection with a change in control without a qualifying termination are based solely on the intrinsic value of the options as of December 29, 2006. This value was calculated by multiplying (a) the difference between the fair market value of our common stock on December 29, 2006, which was $1.96, and the applicable exercise price by (b) the assumed number of option shares vesting on an accelerated basis on December 29, 2006.
(2) Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors' and officers' liability insurance, if applicable.
(3) Represents 9.5 months additional salary through the end of the term of executive's employment agreement based on executive's salary in 2006.
(4) Represents the aggregate value of the continuation of certain employee benefits through the end of the term of executive's employment agreement based on the cost of executive's employee benefits in 2006.
(5) Represents four times executive's salary based on executive's salary in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         As of July 9, 2007, a total of 4,540,292 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;

         o    each of our directors;

         o    each of our current executive officers; and

         o    all of our directors and current executive officers as a group.

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

                                                                              AMOUNT AND NATURE
                                                                                OF BENEFICIAL          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  TITLE OF CLASS      OWNERSHIP OF CLASS       OF CLASS
----------------------------------------                 --------------      --------------------     ----------
Tony Shahbaz...........................................      Common               2,478,109(2)           52.97%
Steel Su...............................................      Common                 595,209(3)           13.05%
Sung Ki Kim............................................      Common                 375,529(4)            8.27%
Daniel Yao.............................................      Common                 366,320(5)            8.02%
William Ting...........................................      Common                       --                --
Thomas L. Gruber.......................................      Common                  29,167(6)               *
All directors and executive officers as a group (5
   persons)............................................      Common               3,468,805(7)           72.96%
--------------

*       Less than 1.0%.
(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, CA 92618. Messrs. Shahbaz and Gruber are executive officers of I/OMagic Corporation. Messrs.
        Shahbaz, Su, Yao and Ting are directors.
(2) Consists of: (i) 493,462 shares of common stock and 137,750 shares of common stock underlying options held individually by Mr. Shahbaz; (ii)
        1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,806 shares of common stock held by King Eagle
        Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha
        California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer
        Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3) Consists of 406,794 shares of common stock and 21,748 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief
        Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer
        Corp.
(4) Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief
        Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon
        City, Korea.
(5) Consists of 25,502 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation.
        Mr. Yao currently serves as the Chief Strategy Officer of Ritek
        Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o
        Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu
        Industrial Park, Taiwan.
(6) Represents 29,167 shares of common stock underlying options held individually by Mr. Gruber.
(7)     Includes 214,167 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

                                                  NUMBER OF
                                               SECURITIES TO BE         WEIGHTED-AVERAGE            NUMBER OF
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     SECURITIES REMAINING
                                                 OUTSTANDING,              OUTSTANDING              AVAILABLE
                                              OPTIONS, WARRANTS         OPTIONS, WARRANTS    FOR FUTURE ISSUANCE UNDER
PLAN CATEGORY                                  OR STOCK RIGHTS             AND RIGHTS        EQUITY COMPENSATION PLANS
-----------------------------------------   -----------------------   --------------------   --------------------------

Equity Compensation Plans Approved by
   Security Holders....................             354,050             $           3.13               179,284
Equity Compensation Plans Not Approved
   by Security Holders.................                   --            $             --                   --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

POLICIES AND PROCEDURES FOR APPROVAL OF RELATED PARTY TRANSACTIONS

         Our board of directors has the responsibility to review and discuss with management and approve interested transactions with related parties. During this process, the material facts as to the related party's interest in a transaction are disclosed to all board members or an applicable committee. Our board of directors is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction. An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest. Transactions that are in the ordinary course of business and would not require disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board or an independent committee of the board would not be deemed interested transactions. Our board of directors has determined that all of its directors are "independent" as defined in NASD Marketplace Rule 4200(a)(15), except for
(i) Tony Shahbaz, who serves full-time as our Chief Executive Officer, President and Secretary, and (ii) Steel Su, who is the Chief Executive Officer of BTC, an entity with which we conduct significant business; BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. No director may participate in any approval of an interested transaction with respect to which he or she is a related party. Our board intends to approve only those related party transactions that are in the best interests of I/OMagic and our stockholders.

         Other than as described below or elsewhere in this report, since January 1, 2006 there has not been a transaction or series of related transactions to which I/OMagic was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. None of the below transactions were separately approved by our Board as they occurred prior to our adoption of our policies and procedures for approval of related party transactions.

     MISCELLANEOUS

         We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above. We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

     LUNG HWA ELECTRONICS AND BTC USA

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

         As of December 31, 2006, we owed Lung Hwa Electronics $7.6 million in trade payables. During 2006, we purchased $22.2 million of inventory from Lung Hwa Electronics.

         We believe that many of the terms available to us under our trade credit facility with Lung Hwa Electronics are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa Electronics extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa Electronics, the level of collateral security provided by us to Lung Hwa Electronics was initially $1.5 million, and is currently only 10% of each product order, for a $15.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

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

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely BTC, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2006, we owed BTC USA $0.3 million under this arrangement. During 2006, we purchased $1.2 million of inventory from BTC USA. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of our company. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" above.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table presents the aggregate fees billed to us for professional audit services rendered by Swenson Advisors, LLP, or Swenson, for the years ended December 31, 2006 and 2005. We appointed Swenson as our independent registered public accounting firm on December 12, 2006.

                                                 2006            2005
                                                --------       --------
         Audit Fees                             $354,000       $     --
         Audit-Related Fees                           --             --
         Tax Fees                                     --             --
         All Other Fees                               --             --
                                                --------       --------
             Total                              $354,000       $     --
                                                ========       ========

         The following table presents the aggregate fees billed to us for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, or SLGG, for the years ended December 31, 2006 and 2005. We replaced SLGG as our independent registered public accounting firm on December 12, 2006.

                                                  2006           2005
                                                --------       --------

         Audit Fees                             $260,609       $287,000
         Audit-Related Fees                        1,882        136,000
         Tax Fees                                 10,714          5,000
         All Other Fees                               --             --
                                                --------       --------
             Total                              $273,205       $428,000
                                                ========       ========

         AUDIT FEES. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and our Registration Statements on Forms S-1 and S-8, including amendments thereto.

         AUDIT-RELATED FEES. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under "Audit Fees."

         TAX FEES. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

         ALL OTHER FEES. Consists of amounts billed for services other than those noted above.

         Our Audit Committee has determined that all non-audit services provided by Swenson and SLGG are and were compatible with maintaining those firm's audit independence.

         Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2006, all services performed by Swenson or SLGG were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                                                                            PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS................... F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2006 and 2005
         (Restated)......................................................... F-4

         Consolidated Statements of Operations for the Years Ended
         December 31, 2006, 2005 (Adjusted and Restated) and 2004
         (Adjusted and Restated)............................................ F-5

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 2006, 2005 and 2004............................. F-6

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2006, 2005 (Adjusted and Restated) and 2004
         (Adjusted and Restated)............................................ F-7

         Notes to Consolidated Financial Statements (Adjusted and Restated). F-8

SUPPLEMENTAL INFORMATION

         Report of Independent Registered Public Accounting Firm on
         Financial Statement Schedule.......................................F-52

         Schedule II - Valuation and Qualifying Accounts....................F-53

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

I/OMagic Corporation and subsidiary

We have completed our audit of I/OMagic Corporation and subsidiary's consolidated financial statements as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion, based on our audit, is presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of I/OMagic Corporation and subsidiary (the "Company") at December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the information for the year ended December 31, 2006 in the financial statement Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for shipping and handling costs and share-based compensation, respectively, in the year ended December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, serious liquidity concerns and may require additional financing in the foreseeable future. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SWENSON ADVISORS, LLP

San Diego, California
July 9, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
I/OMagic Corporation and Subsidiary
Irvine, California

We have audited the accompanying consolidated balance sheet of I/OMagic Corporation and subsidiary (collectively, the "Company") as of December 31, 2005 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I/OMagic Corporation and subsidiary as of December 31, 2005 (restated), and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 (restated) in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2, 3 and 4 to the financial statements, the Company has restated its financial statements for each of the two years in the period ended December 31, 2005 for correction of errors related to recording direct labor costs as part of cost of sales and for offsetting its reserves for sales incentives against accounts receivable and a change in the method of applying the accounting principle related to recording shipping and handling expenses as part of selling expense.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 2006, except for Notes 2, 3 and 4, as to which the date is July 9, 2007


                                      I/OMAGIC CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                                     2005
                                                                                      2006       (RESTATED)(1)
                                                                                  ------------    ------------
                                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,833,481    $  4,056,541
    Restricted cash                                                                    893,167          30,864
    Accounts receivable, net                                                        11,534,687       9,386,853
    Inventory, net                                                                  10,670,916       6,984,356
    Prepaid expenses and other current assets                                           71,733         265,429
    Capitalized offering costs                                                              --       1,218,655
                                                                                  ------------    ------------
       Total current assets                                                         25,003,984      21,942,698
EQUIPMENT, net                                                                         194,117         172,005
TRADEMARKS, net                                                                        361,944         430,872
OTHER ASSETS                                                                            41,928          27,032
                                                                                  ------------    ------------
       TOTAL ASSETS                                                               $ 25,601,973    $ 22,572,607
                                                                                  ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit                                                                $  4,380,133    $  5,053,582
    Accounts payable, accrued expenses and other                                     5,521,873       1,999,365
    Accounts payable - related parties                                               7,945,980       8,222,078
    Accrued mail-in rebates                                                          1,269,996         715,899
                                                                                  ------------    ------------
       Total current liabilities                                                    19,117,982      15,990,924
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding              --              --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding              --              --
    Common stock, $0.001 par value 100,000,000 shares authorized, 4,540,292 and
       4,531,572 shares issued and outstanding, respectively                             4,541           4,532
    Additional-paid-in capital                                                      31,681,409      31,595,952
    Treasury stock, 0 and 13,439 shares at cost, respectively                               --        (126,014)
    Accumulated deficit                                                            (25,201,959)    (24,892,787)
                                                                                  ------------    ------------
    Total stockholders' equity                                                       6,483,991       6,581,683
                                                                                  ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 25,601,973    $ 22,572,607
                                                                                  ============    ============
____________

(1)      See Notes to Consolidated Financial Statements--"Note 2 -- Correction of Error for Not Offsetting
         Reserves for Sales Incentives Against Accounts Receivable."

                       See accompanying notes to these consolidated financial statements





                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                                           2005            2004
                                                                       (ADJUSTED AND   (ADJUSTED AND
                                                            2006        RESTATED)(1)    RESTATED)(1)
                                                        ------------    ------------    ------------

NET SALES                                               $ 45,889,410    $ 37,772,754    $ 44,396,551
COST OF SALES                                             39,463,484      33,480,899      41,262,733
                                                        ------------    ------------    ------------
GROSS PROFIT                                               6,425,926       4,291,855       3,133,818
                                                        ------------    ------------    ------------
OPERATING EXPENSES
     Selling, marketing, and advertising                   2,113,578       1,668,879       2,049,136
     General and administrative                            6,504,985       3,915,646       4,458,254
     Depreciation and amortization                           165,783         235,835         833,545
     Impairment of trademarks                                     --              --       3,696,099
                                                        ------------    ------------    ------------
         Total operating expenses                          8,784,346       5,820,360      11,037,034
                                                        ------------    ------------    ------------
LOSS FROM OPERATIONS                                      (2,358,420)     (1,528,505)     (7,903,216)
                                                        ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income                                             113             695             430
     Interest expense                                       (356,586)       (299,592)       (201,310)
     Currency transaction gain                                 6,952          11,552          49,764
     Gain on disposal of equipment                             9,403              --              --
     Other income                                             15,166              --              --
     Litigation settlement                                 2,375,000              --              --
                                                        ------------    ------------    ------------
         Total other income (expense)                      2,050,048        (287,345)       (151,116)
                                                        ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                      (308,372)     (1,815,850)     (8,054,332)
PROVISION FOR INCOME TAXES                                       800           2,400           2,532
                                                        ------------    ------------    ------------
NET LOSS                                                $   (309,172)   $ (1,818,250)   $ (8,056,864)
                                                        ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE                        $      (0.07)   $      (0.40)   $      (1.78)
                                                        ============    ============    ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING      4,537,320       4,530,380       4,529,672
                                                        ============    ============    ============
_________

(1)      See Notes to Consolidated Financial Statements--"Note 3 -- Change in Accounting Principle --
         Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense" and
         "Note 4 -- Correction of Error for Accounting for Direct Labor and Production Expenses."

                  See accompanying notes to these consolidated financial statements





                                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                              COMMON STOCK             ADDITIONAL                                         TOTAL
                                       ----------------------------      PAID-IN        TREASURY       ACCUMULATED     STOCKHOLDERS'
                                          SHARES          AMOUNT         CAPITAL          STOCK          DEFICIT          EQUITY
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances at December 31, 2003             4,529,672    $      4,530    $ 31,557,988    $   (126,014)   $(15,017,673)   $ 16,418,831

Net loss                                         --              --              --              --      (8,056,864)     (8,056,864)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balances at December 31, 2004             4,529,672           4,530      31,557,988        (126,014)    (23,074,537)      8,361,967

Sales of common stock pursuant
  to exercises of stock options
  at an average price of
  $3.50 per share                             1,900               2           6,648              --              --           6,650

Valuation of warrants granted
  for services rendered                          --              --          31,316              --              --          31,316

Net loss                                         --              --              --              --      (1,818,250)     (1,818,250)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances at December 31, 2005             4,531,572           4,532      31,595,952        (126,014)    (24,892,787)      6,581,683

Retirement of treasury shares               (13,493)            (13)       (126,001)        126,014              --              --

Sales of common stock pursuant
  to exercises of stock options at
  an average price of $2.86 per share        22,213              22          62,410              --              --          62,432

Share-based compensation expense                 --              --         149,048              --              --         149,048

Net loss                                         --              --              --              --        (309,172)       (309,172)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances at December 31, 2006             4,540,292    $      4,541    $ 31,681,409    $         --    $(25,201,959)   $  6,483,991
                                       ============    ============    ============    ============    ============    ============

                                  See accompanying notes to these consolidated financial statements






                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                              2005           2004
                                                               2006       (RESTATED)(1)  (RESTATED)(1)
                                                            -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (309,172)   $(1,818,250)   $(8,056,864)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                              96,855        166,907        254,809
      Amortization of trademarks                                 68,928         68,928        578,736
      Impairment of trademarks                                       --             --      3,696,099
      Allowance for doubtful accounts                            31,855        (21,801)         4,393
      Allowance for product returns                             288,352        (92,651)       (94,283)
      Reserves for sales incentives                          (1,199,591)       256,373      1,314,645
      Allowance for obsolete inventory                          496,310     (1,433,524)       958,185
      Share-based compensation expense                          149,048             --             --
      Capitalized offering costs                              1,218,655             --             --
      Warrants issued for services rendered                          --         31,316             --
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                    (1,268,450)     1,528,677      3,837,078
      Inventory                                              (4,182,870)     1,109,606      2,088,085
      Prepaid expenses and other current assets                 193,696       (128,147)       269,978
      Other assets                                              (14,896)            --         25,952
      Accounts payable, accrued expenses and other            3,522,508         89,217     (1,243,354)
      Accounts payable - related party                         (276,098)       875,482     (3,023,523)
      Accrued mail-in rebates                                   554,097        371,729       (566,856)
      Settlement payment                                             --             --     (1,000,000)
                                                            -----------    -----------    -----------
Net cash provided by (used in) operating activities            (630,773)     1,003,862       (956,920)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                             (862,303)     1,013,475      1,141,325
   Equipment additions                                         (118,967)       (31,252)       (22,526)
                                                            -----------    -----------    -----------
Net cash provided by (used in) investing activities            (981,270)       982,223      1,118,799
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) borrowings on line of credit                 (673,449)      (909,309)        24,186
   Proceeds from sales of common stock                           62,432          6,650             --
   Capitalized offering costs                                        --       (614,692)      (603,963)
                                                            -----------    -----------    -----------
Net cash (used in) financing activities                        (611,017)    (1,517,351)      (579,777)
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents         (2,223,060)       468,734       (417,898)
Cash and cash equivalents at beginning of year                4,056,541      3,587,807      4,005,705
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 1,833,481    $ 4,056,541    $ 3,587,807
                                                            ===========    ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $   356,586    $   299,592    $   201,310
                                                            ===========    ===========    ===========
      INCOME TAXES PAID                                     $       800    $     2,400    $     2,532
                                                            ===========    ===========    ===========
_________________
(1)      See Notes to Consolidated Financial Statements--"Note 2 -- Correction of Error for Not
         Offsetting Reserves for Sales Incentives Against Accounts Receivable."

                   See accompanying notes to these consolidated financial statements

                                                 F-7

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Business
------------------

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary IOM Holdings, Inc. (collectively, the "Company"), develops, manufactures through subcontractors or obtains from suppliers, markets, and sells data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers. On July 6, 2004 the Company completed the merger of its wholly owned subsidiary, I/OMagic Corporation, a California corporation, with and into the Company.

Liquidity and Going Concern
---------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has experienced losses for the years ended December 31, 2006, 2005 and 2004 of $309,172, $1,818,250 and $8,056,864, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

The Company has, however, achieved certain success as a result of its substantial efforts to increase its customer base, broaden its product lines and focus on more profitable products. Previous efforts include the Company's introduction of its higher capacity external disk drives in the second quarter of 2006 that gained quick acceptance with its customers.

At December 31, 2006, the Company had cash and cash equivalents of $1,883,481. The Company currently has almost no amounts available to it for borrowing under its credit facility with Silicon Valley Bank. In addition, as of July 9, 2007, the Company had only $645,000 of cash on hand. Accordingly, as of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient liquidity to fund its operating needs for the next twelve months.

The Company's plans for correcting these deficiencies include negotiating extended payment terms with BTC USA and Lung Hwa Electronics, the Company's related-party suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company's sales channels. If, however, the Company's capital requirements or cash flow vary materially from its current projections, if the Company is unable to successfully negotiate extended payment terms on amounts owed to BTC USA or Lung Hwa Electronics, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 2 - CORRECTION OF ERROR FOR NOT OFFSETTING RESERVES FOR SALES INCENTIVES AGAINST ACCOUNTS RECEIVABLE

Prior to the fourth quarter of 2006, the Company did not adequately disclose the fair value of accounts receivable. According to vendor agreements with specific customers, the Company's customers have the right to offset approved sales incentives, market development/cooperative advertising funds, cross dock fees and point-of-sale rebates, which the Company previously reported as current liabilities, against future payments on their accounts. The Company determined, as allowed by Accounting Principles Bulletin ("APB") No. 10, paragraph 7(1), and FASB Interpretation No. ("FIN") 39, OFFSETTING AMOUNTS RELATED TO CERTAIN CONTRACTS, that it is appropriate to offset such accruals against accounts receivable. Accordingly, the Company has restated prior periods to correct this error.

For the year ended December 31, 2005, the effect of the change decreased current assets and current liabilities by $3,704,000. There was no effect to net loss or loss per share for the years ended December 31, 2005 and 2004. In addition, there was no cumulative effect of the change to accumulated deficit or any other components of stockholders' equity as of January 1, 2005.

Based on the foregoing, the Company has determined the effect of the correction of this error on its previously issued financial statements for the year ended December 31, 2005, as presented below, and restated the unaudited quarterly information as presented in Note 21 -- Quarterly Financial Data -- Correction of Error for Not Offsetting Reserves for Sales Incentives Against Accounts Receivable.


                  CONSOLIDATED BALANCE SHEET                  AS ORIGINALLY                 AS
                       DECEMBER 31, 2005                         REPORTED  RESTATEMENTS  RESTATED
                                                                 --------    --------    --------
                                                              (in thousands, except number of shares)
                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $  4,057    $     --    $  4,057
   Restricted cash                                                     31          --          31
   Accounts receivable, net                                        13,091      (3,704)      9,387
   Inventory, net                                                   6,984          --       6,984
   Prepaid expenses and other current assets                          265          --         265
   Capitalized offering costs                                       1,219          --       1,219
                                                                 --------    --------    --------
     Total current assets                                          25,647      (3,704)     21,943
EQUIPMENT, net                                                        172          --         172
TRADEMARKS, net                                                       431          --         431
OTHER ASSETS                                                           27          --          27
                                                                 --------    --------    --------
       TOTAL ASSETS                                              $ 26,277    $ (3,704)   $ 22,573
                                                                 ========    ========    ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                $  5,053    $     --    $  5,053
   Accounts payable, accrued expenses and other                     5,210      (3,210)      2,000
   Accounts payable - related parties                               8,222          --       8,222
   Accrued mail-in rebates                                            716          --         716
   Reserves for product returns and sales incentives                  494        (494)         --
                                                                 --------    --------    --------
   Total current liabilities                                       19,695      (3,704)     15,991
                                                                 --------    --------    --------
STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value 10,000,000 shares
     authorized                                                        --          --          --
   Series A, 1,000,000 shares authorized, no shares issued and
     outstanding                                                       --          --          --
   Series B, 1,000,000 shares authorized, no shares issued and
     outstanding                                                       --          --          --
   Common stock, $0.001 par value 100,000,000 shares
     authorized, 4,531,572 shares issued and outstanding                5          --           5
   Additional paid-in capital                                      31,596          --      31,596
   Treasury stock, 13,439 shares at cost                             (126)         --        (126)
   Accumulated deficit                                            (24,893)         --     (24,893)
                                                                 --------    --------    --------
     Total stockholders' equity                                     6,582          --       6,582
                                                                 --------    --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,277    $ (3,704)   $ 22,573
                                                                 ========    ========    ========




                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CASH FLOW
                                           DECEMBER 31, 2005


                                                           AS ORIGINALLY                      AS
                                                             REPORTED     RESTATEMENTS     RESTATED
                                                            -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(1,818,250)   $        --    $(1,818,250)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                             166,907             --        166,907
      Amortization of trademarks                                 68,928             --         68,928
      Impairment of trademarks                                       --             --             --
      Allowance for doubtful accounts                           (21,801)            --        (21,801)
      Allowance for product returns                             (92,652)            --        (92,652)
      Reserves for sales incentives                              13,370        243,003        256,373
      Allowance for obsolete inventory                       (1,433,524)            --     (1,433,524)
      Warrants issued for services rendered                      31,316             --         31,316
   Changes in assets and liabilities
      Accounts receivable                                     1,528,677             --      1,528,677
      Inventory                                               1,109,607             --      1,109,607
      Prepaid expenses and other current assets                (128,147)            --       (128,147)
      Accounts payable and accrued expenses                     332,220       (243,003)        89,217
      Accounts payable - related party                          875,482             --        875,482
      Accrued mail-in rebates                                   371,729             --        371,729
                                                            -----------    -----------    -----------
Net cash provided by operating activities                     1,003,862             --      1,003,862
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                            1,013,475             --      1,013,475
   Equipment additions                                          (31,252)            --        (31,252)
                                                            -----------    -----------    -----------
Net cash provided by investing activities                       982,223             --        982,223
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                              (909,309)            --       (909,309)
   Proceeds from sales of common stock                            6,650             --          6,650
   Capitalized offering costs                                  (614,692)            --       (614,692)
                                                            -----------    -----------    -----------
Net cash used in financing activities                        (1,517,351)            --     (1,517,351)
                                                            -----------    -----------    -----------
Net increase in cash and cash equivalents                       468,734             --        468,734
Cash and cash equivalents at beginning of year                3,587,807             --      3,587,807
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 4,056,541    $        --    $ 4,056,541
                                                            ===========    ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $   299,592    $        --    $   299,592
                                                            ===========    ===========    ===========
      INCOME TAXES PAID                                     $     2,400    $        --    $     2,400
                                                            ===========    ===========    ===========




                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CASH FLOW
                                           DECEMBER 31, 2004


                                                            AS ORIGINALLY                     AS
                                                             REPORTED     RESTATEMENTS     RESTATED
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(8,056,864)   $        --    $(8,056,864)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                             254,809             --        254,809
      Amortization of trademarks                                578,736             --        578,736
      Impairment of trademarks                                3,696,099             --      3,696,099
      Allowance for doubtful accounts                             4,393             --          4,393
      Allowance for product returns                             (94,283)            --        (94,283)
      Reserves for sales incentives                            (144,405)     1,459,050      1,314,645
      Allowance for obsolete inventory                          958,185             --        958,185
   Changes in assets and liabilities
      Accounts receivable                                     3,837,078             --      3,837,078
      Inventory                                               2,088,084             --      2,088,084
      Prepaid expenses and other current assets                 269,979             --        269,979
      Other assets                                               25,952             --         25,952
      Accounts payable and accrued expenses                     215,696     (1,459,050)    (1,243,354)
      Accounts payable - related party                       (3,023,523)            --     (3,023,523)
      Accrued mail-in rebates                                  (566,856)            --       (566,856)
      Settlement payment                                     (1,000,000)            --     (1,000,000)
                                                            -----------    -----------    -----------
Net cash used in operating activities                          (956,920)            --       (956,920)
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                            1,141,325             --      1,141,325
   Equipment additions                                          (22,526)            --        (22,526)
                                                            -----------    -----------    -----------
Net cash provided by investing activities                     1,118,799             --      1,118,799
                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                              24,186             --         24,186
   Capitalized offering costs                                  (603,963)            --       (603,963)
                                                            -----------    -----------    -----------
Net cash provided by financing activities                      (579,777)            --       (579,777)
                                                            -----------    -----------    -----------
Net decrease in cash and cash equivalents                      (417,898)            --       (417,898)
Cash and cash equivalents at beginning of year                4,005,705             --      4,005,705
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 3,587,807    $        --    $ 3,587,807
                                                            ===========    ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $   201,310    $        --    $   201,310
                                                            ===========    ===========    ===========
      INCOME TAXES PAID                                     $     2,532    $        --    $     2,532
                                                            ===========    ===========    ===========

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE--RECLASSIFICATION OF SHIPPING AND HANDLING EXPENSES FROM COST OF SALES TO SELLING EXPENSE

During the fourth quarter of 2006, the Company changed its method of accounting for shipping and handling expenses. Prior to the change, the Company accounted for shipping and handling expenses as a component of cost of sales pursuant to Emerging Issues Task Force ("EITF") Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. Under the new method, as also allowed for under EITF Issue No. 00-10, shipping and handling expenses are classified as selling expenses. The Company believes this change is preferable because it more accurately reports cost of sales, gross profit, and selling, marketing and advertising expenses as it relates to the way management operates the Company.

For the year ended December 31, 2006, the effect of the change decreased cost of sales, and increased gross profit and selling, marketing and advertising expenses by $1,200,000. There was no effect of the change to net loss or loss per share for the years ended December 31, 2006, 2005 and 2004. In addition, there was no cumulative effect of the change to accumulated deficit or any other components of stockholders' equity as of January 1, 2005. Based on the foregoing, the Company has adjusted the audited annual information for the years ended December 31, 2005 and 2004, as presented below, and adjusted the unaudited quarterly information as presented in Note 23 -- Quarterly Financial Data -- Change in Accounting Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.

                                     AS ORIGINALLY                        AS
YEAR ENDED DECEMBER 31, 2005           REPORTED      ADJUSTMENTS      ADJUSTED(1)
----------------------------         ------------    ------------    ------------
                                       (in thousands, except per share data)
Net sales                            $     37,773    $         --    $     37,773
Cost of sales                              33,523            (892)         32,631
                                     ------------    ------------    ------------
Gross profit                                4,250             892           5,142
Operating expenses                          5,778             892           6,670
                                     ------------    ------------    ------------
Operating loss                             (1,528)             --          (1,528)
Other expense                                (287)             --            (287)
                                     ------------    ------------    ------------
Pre-tax loss                               (1,815)             --          (1,815)
                                     ------------    ------------    ------------
Net loss                             $     (1,818)   $         --    $     (1,818)
                                     ============    ============    ============
Net loss per common share, diluted   $      (0.40)   $         --    $      (0.40)
                                     ============    ============    ============
__________
(1)      The Company's results of operations are also restated. See Note 4 --
         Correction of Error for Accounting for Direct Labor and Production
         Expenses.

                                     AS ORIGINALLY                        AS
YEAR ENDED DECEMBER 31, 2004           REPORTED      ADJUSTMENTS      ADJUSTED(1)
----------------------------         ------------    ------------    ------------
                                          (in thousands, except per share data)
Net sales                            $     44,397    $         --    $     44,397
Cost of sales                              41,419          (1,039)         40,380
                                     ------------    ------------    ------------
Gross profit                                2,978           1,039           4,017
Operating expenses                         10,881           1,039          11,920
                                     ------------    ------------    ------------
Operating loss                             (7,903)             --          (7,903)
Other expense                                (151)             --            (151)
                                     ------------    ------------    ------------
Pre-tax loss                               (8,054)             --          (8,054)
                                     ------------    ------------    ------------
Net loss                             $     (8,057)   $         --    $     (8,057)
                                     ============    ============    ============
Net loss per common share, diluted   $      (1.78)   $         --    $      (1.78)
                                     ============    ============    ============
___________
(1)      The Company's results of operations are also restated. See Note 4 --
         Correction of Error for Accounting for Direct Labor and Production
         Expenses.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 4 - CORRECTION OF ERROR FOR ACCOUNTING FOR DIRECT LABOR AND PRODUCTION EXPENSES

Prior to the fourth quarter of 2006, the Company included direct labor and production expenses directly associated with goods sold as general and administrative expenses. Accounting principles generally accepted in the United States of America require that costs directly associated with the manufacturing of goods sold be reported as cost of sales. Accordingly, the Company has restated prior annual and interim periods to correct this error. As a result of this restatement, cost of sales increased and gross profit and general and administrative expenses decreased by $851,000 and $885,000 for the years ended December 31, 2005 and 2004, respectively. There was no effect of the change to net loss or loss per share for the years ended December 31, 2005 and 2004. In addition, there was no cumulative effect of the change to accumulated deficit or any other components of stockholders' equity as of January 1, 2005.

Based on the foregoing, the Company has determined the effect of the correction of this error on its previously issued financial statements for the years ended December 31, 2005 and 2004, as presented below, and restated the unaudited quarterly information as presented in Note 24 -- Quarterly Financial Data -- Correction of Error for Accounting for Direct Labor and Production Expenses.

                                         AS                          AS ADJUSTED
YEAR ENDED DECEMBER 31, 2005          ADJUSTED(1)    RESTATEMENT     AND RESTATED
----------------------------         ------------    ------------    ------------
                                          (in thousands, except per share data)
Net sales                            $     37,773    $         --    $     37,773
Cost of sales                              32,631             851          33,482
                                     ------------    ------------    ------------
Gross profit                                5,142            (851)          4,291
Operating expenses                          6,670            (851)          5,819
                                     ------------    ------------    ------------
Operating loss                             (1,528)             --          (1,528)
Other expense                                (287)             --            (287)
                                     ------------    ------------    ------------
Pre-tax loss                               (1,815)             --          (1,815)
                                     ------------    ------------    ------------
Net loss                             $     (1,818)   $         --    $     (1,818)
                                     ============    ============    ============
Net loss per common share, diluted   $      (0.40)   $         --    $      (0.40)
                                     ============    ============    ============
___________
(1)      See Note 3 -- Change in Accounting Principle -- Reclassification of
         Shipping and Handling Expense from Cost of Sales to Selling Expense.


                                        AS                          AS ADJUSTED
YEAR ENDED DECEMBER 31, 2004         ADJUSTED(1)    RESTATEMENT     AND RESTATED
----------------------------        ------------    ------------    ------------
                                      (in thousands, except per share data)
Net sales                            $     44,397    $         --    $     44,397
Cost of sales                              40,380             883          41,263
                                     ------------    ------------    ------------
Gross profit                                4,017            (883)          3,134
Operating expenses                         11,920            (883)         11,037
                                     ------------    ------------    ------------
Operating loss                             (7,903)             --          (7,903)
Other expense                                (151)             --            (151)
                                     ------------    ------------    ------------
Pre-tax loss                               (8,054)             --          (8,054)
                                     ------------    ------------    ------------
Net loss                             $     (8,057)   $         --    $     (8,057)
                                     ============    ============    ============
Net loss per common share, diluted   $      (1.78)   $         --    $      (1.78)
                                     ============    ============    ============
____________
(1)      See Note 3 -- Change in Accounting Principle -- Reclassification of
         Shipping and Handling Expense from Cost of Sales to Selling Expense.


                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 5 - SUBSEQUENT EVENTS

Capital Investment
------------------

On May 9, 2007, the Company entered into a Strategic Alliance Share Purchase Agreement with Jiangxi Greatsource Display Tech Co. Ltd. ("KHD"). Under the agreement, the Company was to sell, in three separate closings over approximately the next twelve months, an aggregate of 21,750,000 shares of the Company's common stock to KHD for an aggregate of $95.0 million. The agreement also offered the Company the opportunity to co-develop and market in the North American and Chinese markets next generation liquid-crystal-on-silicon, known as LCOS, high definition televisions and assemble digital light processing, known as DLP, and liquid crystal display, known as LCD, high definition televisions. The closings under the agreement were subject to customary conditions, including
(i) KHD obtaining governmental approvals in the People's Republic of China to secure the funds necessary to purchase the Company's common stock; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976; (iii) the Company's common stock being designated for quotation or listed on the OTC Bulletin Board; (iv) filing of all reports that the Company was obligated to file under the Securities Exchange Act of 1934, as amended; and (v) removal of the "E" modifier appended to the Company's trading symbol. Also, either party was entitled terminate the agreement on or before June 8, 2007 based on the results of such party's due diligence. KHD terminated the agreement on June 8, 2007.

Loan Agreement
--------------

On January 27, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provides for a revolving line of credit. The line of credit allows the Company to borrow up to a maximum amount equal to the lesser of (i) $10.0 million, or (ii) an amount equal to 60% of eligible accounts, plus the lesser of (a) 25% of the value of eligible inventory, (b) $3 million, or (c) 33% of eligible accounts. The line of credit allows for a sublimit of $2.5 million for all (x) outstanding letters of credit, (y) foreign exchange contracts to purchase from or sell to Silicon Valley Bank a specific amount of foreign currency, and (z) the amount of the revolving line used for cash management services, including merchant services, direct deposit of payroll, business credit card and check cashing services. The line of credit expires on January 29, 2009. Advances on the line of credit bear interest at a floating rate equal to the prime rate plus 1.0%.

The obligations of the Company under the Loan and Security Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's wholly-owned subsidiary, IOM Holdings, Inc. (the "Subsidiary") pursuant to a Cross-Corporate Continuing Guaranty by the Company and the Subsidiary. The obligations of the Company and the guarantee obligations of the Subsidiary are secured pursuant to an Intellectual Property Security Agreement executed by the Company and an Intellectual Property Security Agreement executed by the Subsidiary.

If the Company terminates the Loan and Security Agreement prior to the maturity date, the Company will be subject to a termination fee as follows: (i) if the termination occurs on or before the first anniversary of the effective date, the termination fee is equal to 1.50% of the maximum line amount, and (ii) if the termination occurs after the first anniversary of the effective date and on or before the second anniversary of the effective date, the termination fee is equal to 0.50% of the maximum line amount. The credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit, as determined by the Bank. The credit facility is also subject to a commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000. In addition, the Company must pay to Silicon Valley Bank customary fees and expenses for the issuance or renewal of letters of credit and all expenses incurred by Silicon Valley Bank related to the Loan and Security Agreement.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

The credit facility is subject to a financial covenant on a consolidated basis for the tangible net worth of the Company for each month ending after February 28, 2007, which must be at least $4,750,000, plus (i) 50% of all consideration received by the Company for sales of equity securities and issuances of subordinated debt, plus (ii) 50% of the Company's net income for each fiscal quarter. "Tangible net worth" is defined as the consolidated total assets of the Company and its subsidiaries, minus (a) any amounts attributable to (1) goodwill, (2) intangible items, and (3) notes, accounts receivable and other obligations owing to the Company from its officers and affiliates, and reserves not already deducted from assets, minus (b) total liabilities, plus (c) subordinated debt.

In the event of a default and continuation of a default, Silicon Valley Bank may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. From and after an event of default, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 5% above the rate of interest in effect from time to time under the credit facility. The Loan and Security Agreement also contains other customary representations, warranties and covenants.

The outstanding balance with Silicon Valley Bank as of July 9, 2007 was $3,459,787. The amount available to the Company for borrowing as of July 9, 2007 was $5,000.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the net loss reported in the consolidated statements of operations.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Restricted Cash
---------------

Restricted cash primarily represents time deposits that are pledged as collateral for the Company's line of credit with GMAC Commercial Finance.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, line of credit, accounts payable, accrued expenses and other, accounts payable-related parties and accrued mail-in rebates, the carrying amounts approximate fair value due to their short maturities.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

Trade accounts receivable are primarily from national retailers and are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Since the Company's current customers are primarily national retailers with good payment histories with the Company, its allowance for doubtful accounts is minimal. The Company does not have any off-balance sheet credit exposure related to its customers.

The Company occasionally has, and it expects that it will continue to have in the foreseeable future, disagreements with its national retailers relating to the valuation and completeness of accounts receivable which may result in a contingent gain or loss to the Company.

Sales Incentive Reserve
-----------------------

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

The Company records an estimate of sales incentives based on its actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold. The Company also records a corresponding accrual for its estimated sales incentive liability. This accrual is reduced by deductions on future payments taken by the Company's retailers relating to actual sales incentives. The Company's estimated sales incentive liability is offset against accounts receivable.

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

Point-of-Sale Rebate Promotions Accruals
----------------------------------------

The Company periodically offers rebate promotions to retailers that are in turn provided to the retailers' end-user customers. During the period of the rebate promotion, the Company reduces sales by the estimated amount of the rebate promotion with a corresponding accrual for the estimated liability. Estimates for rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the rebate promotion, the estimated sales during the promotion and the anticipated redemption rate of the program based on historical experience. These accruals are offset against accounts receivable.

Market Development Funds/Cooperative Advertising Accruals
---------------------------------------------------------

The Company has agreements with certain retailers in which the retailer is allowed to use a specified percentage of its purchases of the Company's products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of the Company's products. Each period the Company reduces sales by the estimated amounts to be deducted by the retailers on future payments. These accruals are offset against accounts receivable.

Product Returns
---------------

The Company has a limited 90-day to one year time period for product returns from end-users. However, its retailers generally have return policies that allow their customers to return products within only 14 to 30 days after purchase. The Company allows its retailers to return damaged or defective products to it following a customary return merchandise authorization process. The Company has no informal return policies. The Company utilizes actual historical return rates to determine its allowance for returns in each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by actual product returns.

As noted above, the Company's return rate is based upon its past history of actual returns and the Company estimates amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. The Company's historical return rate for a particular product is its trailing 18-month return rate of similar products. The Company believes that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides the Company with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides the Company with a period of time that is short enough to account for recent technological shifts in its product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to the Company's trailing 18-month return rates, the Company will make appropriate adjustments to its estimated return rates. Factors that could cause materially different actual return rates as compared to the Company's trailing 18-month return rates include product modifications that simplify installation, or a new product line within a product category that needs time to better reflect its return performance and other factors. This allowance is recorded against accounts receivable.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Inventory
---------

Inventory is stated at the lower of cost, using the weighted-average method, which approximates the first-in, first-out method, or market.

Inventory Obsolescence Allowance
--------------------------------

The Company's warehouse supervisor, production supervisor and production manager physically review the Company's warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. The Company considers products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of the Company's retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. The Company utilizes the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of the Company's slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as the Company believes such reductions are permanent declines in the market price of its products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while the Company continues to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, the Company reduces the reserve by proceeds from the sale of the products.

The Company's warehouse supervisor, production supervisor and production manager physically review the Company's warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company's subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with the Company's Controller or Chief Financial Officer. At the discretion of the Company's Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company's detail inventory report and its general ledger are reconciled by the Company's Controller and any variances result in a corresponding inventory adjustment.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Equipment
---------

Equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

     Computer equipment and software       5 years
     Warehouse equipment                   7 years
     Office furniture and equipment        5 to 7 years
     Equipment under capital leases        5 years
     Vehicles                              5 years
     Leasehold improvements                Estimated useful life or lease term,
                                             whichever is shorter

Expenditures for major renewals and betterments that extend the useful lives of equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense on assets acquired under capital leases is included with depreciation expense.

Intangible Assets
-----------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Trademarks are being amortized over an estimated useful life of ten years.

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The Company has adopted SFAS No. 144 which requires impairment losses to be recorded on long-lived assets, including intangible assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accrued Mail-in-Rebates
-----------------------

The Company periodically offers mail-in rebates to end-user customers as sales incentives. During the period of the mail-in rebates, the Company reduces sales by the estimated amount of the mail-in rebate with a corresponding accrual for the estimated liability. Estimates for mail-in rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the mail-in rebate promotion, the estimated sales during the promotion and the anticipated redemption rate of the program based on historical experience.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, CORRECTED COPY. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company applies the specific provisions of SFAS No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS. Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of the Company's agreement with a particular retailer. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when the Company's retailers sell its products to retail customers, at which point the retailers incur an obligation to pay the Company.

In accordance with EITF Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS, because the Company did not receive an identifiable benefit, the Company reduces its product revenue for marketing promotions, market development fund and cooperative advertising costs.

The Company recognizes revenue under three primary sales models: standard terms, consignment sales and special terms. The Company generally uses one of these three primary sales models, or some combination of these sales models, with each of its retailers. Under each of these sales models the Company's payment terms are explicitly stated and agreed to by the Company and the retailer before goods are shipped, thereby making the Company's fee fixed or determinable before revenue is recognized.

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

         CONSIGNMENT

Under the Company's consignment sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days following notification to the Company by the retailer of the sale of those products. Retailers notify the Company of their sale of consigned products by delivering weekly or monthly sell-through reports. A sell-through report discloses sales of products sold in the prior period covered by the report -- that is, a weekly or monthly sell-through report covers sales of consigned products in the prior week or month, respectively. The period for payment to the Company by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, the Company typically collects payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, the Company typically collects payment from a retailer within 15 days of the receipt

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


of those reports. At the time of a retailer's sale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to the Company. Except in the case of theft or damage, a retailer's obligation to pay the Company for products transferred under the Company's consignment sales model is entirely contingent upon the sale of those products. Products held by a retailer under the Company's consignment sales model are recorded as the Company's inventory at offsite locations until their sale by the retailer. Because the Company retains title to products in its consignment sales channels until their sale by a retailer, revenue is not recognized until the time of sale. Accordingly, price modifications to inventory maintained in the Company's consignment sales channels do not have an effect on the timing of revenue recognition. The Company recognizes revenue for consignment sales in the period during which the sale occurs.

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

The Company ordinarily does not offer any rights of return or rebates for products sold under its special terms sales model. A retailer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the retailer, or as otherwise agreed to by the Company. The Company's payment terms are ordinarily shorter under its special terms sales model than under its standard terms or consignment sales models and the Company typically requires payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a retailer. However, under its special terms sales model, the Company often requires payment in advance or at the time of transfer of title to the products to a retailer. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of the Company's agreement with the retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on the Company's agreement with a retailer. A retailer's obligation to pay the Company for products sold to it under the Company's special terms sales model is not contingent on the sale of those products. The Company recognizes revenue for special terms sales at the time title to products is transferred to a retailer.

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

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005, and 2004, advertising costs were $0, $0 and $262,584, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in selling, marketing and advertising expenses. For the years ended December 31, 2006, 2005 and 2004, shipping and handling costs were approximately $1,200,000, $893,000 and $1,000,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2006, 2005 and 2004, there were no shipping and handling costs billed to customers. See Note 3 -- Change in Accounting Principle -- Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.

Share-Based Compensation
------------------------

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R). The Company has also applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for employee and directors for the year ended December 31, 2006 was $149,048 and is included in general and administrative expenses. For the year ended December 31, 2006, cash flows from operations and cash flows from financing activities were not affected by the adoption of SFAS No. 123(R).

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to share-based awards granted under the Company's stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

                                                                         2005              2004
                                                                     -------------    -------------
Net loss
   As reported                                                       $  (1,818,250)   $  (8,056,864)
   Add share-based compensation expense included
     in net loss, net of tax                                                    --               --
   Deduct total share-based employee compensation expenses
     determined under fair value method for all awards, net of tax        (474,040)         (75,673)
                                                                     -------------    -------------
   PRO FORMA NET LOSS                                                $  (2,292,290)   $  (8,132,537)
                                                                     =============    =============
Loss per common share
   Basic - as reported                                               $       (0.40)   $       (1.78)
                                                                     =============    =============
   Basic - pro forma                                                 $       (0.51)   $       (1.80)
                                                                     =============    =============
   Diluted - as reported                                             $       (0.40)   $       (1.78)
                                                                     =============    =============
   Diluted - pro forma                                               $       (0.51)   $       (1.80)
                                                                     =============    =============

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In its pro-forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the years ended December 31, 2005 and 2004, there was no share-based compensation expense recognized in the consolidated statements of operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. During 2006, the Company used the simplified-method under SAB No. 107 to determine an award's expected term and the Company's historical volatility to approximate expected volatility.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The Company expenses share-based compensation in cost of goods sold or general and administrative expenses depending on the job function of the employee.

Comprehensive Income
--------------------

The Company applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Loss Per Share
--------------

The Company calculates loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computations of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 because the effect would have been anti-dilutive.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

                                          YEAR ENDED DECEMBER 31,
                                  -------------------------------------
                                     2006          2005         2004
                                  ---------     ---------     ---------
Stock options outstanding           354,050       478,550       126,000
Warrants outstanding                150,000       180,000        20,000
                                  ---------     ---------     ---------
         TOTAL                      504,050       658,550       146,000
                                  =========     =========     =========

Recently Issued Accounting Pronouncements
-----------------------------------------

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008. The Company does not expect SFAS No. 159 to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENT. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company implemented SAB No. 108 effective January 1, 2006 and it did not have a material effect on the Company's financial position, results of operations or cash flows for 2006.

In July 2006, the FASB released FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the effect of FIN 48 and does not expect it to have a material impact on its financial position, results of operations or cash flows.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

In October 2006, the EITF issued EITF Issue No. 06-3, HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF Issue No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company's fiscal year 2007). The Company does not expect that the adoption of EITF Issue No. 06-3 will have a material impact on its financial position, results of operations or cash flows.

NOTE 7 - CONCENTRATION OF RISK

Cash and Cash Equivalents
-------------------------

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2006 and 2005, balances totaling $2,558,051 and $3,885,426, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Retailers
---------

During the years ended December 31, 2006, the Company had net sales to four major retailers that represented 28%, 14%, 14% and 13%, respectively, of total net sales. As of December 31, 2006, accounts receivable from these four retailers were 24%, 32%, 16% and 5%, respectively.

During the years ended December 31, 2005, the Company had net sales to four major retailers that represented 36%, 17%, 17% and 11%, respectively, of total net sales. As of December 31, 2005, accounts receivable from these four retailers were 43%, 8%, 24% and 7%, respectively.

During the year ended December 31, 2004, the Company had net sales to five major retailers that represented 32%, 17%, 11%, 10% and 10%, respectively, of total net sales. As of December 31, 2004, accounts receivable from these five retailers were 57%, 6%, 0%, 3% and 16% of accounts receivable, respectively.

Segment and Foreign Operations
------------------------------

The Company operates in one segment - data storage. The Company sells its products in the United States and Canada, together known as the North American retail marketplace.

During the years ended December 31, 2006, 2005 and 2004, the Company had net sales to Canadian retailers that represented 16%, 2% and 2%, respectively. As of December 31, 2006, 2005 and 2004 the Canadian retailers represented 32%, 5% and 3% of accounts receivable, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


Suppliers
---------

During the year ended December 31, 2006, the Company purchased inventory from two related party vendors that represented 61% and 3% of total purchases respectively. As of December 31, 2006, these two suppliers represented 100% of accounts payable - due to related parties.

During the year ended December 31, 2005, the Company purchased inventory from two related party vendors that represented 52% and 25% of purchases. As of December 31, 2005, these two suppliers represented 100% of accounts payable - due to related parties.

During the year ended December 31, 2004, the Company purchased inventory from two related party vendors that represented 55% and 13% of purchases. As of December 31, 2004, these two suppliers represented 100% of accounts payable - due to related parties.

NOTE 8 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2006 and 2005 consisted of the following:

                                                                        2005
                                                      2006         (RESTATED)(1)
                                                   ------------    ------------

Accounts receivable                                $ 14,363,142    $ 13,094,692
Less: Allowance for doubtful accounts                   (35,000)         (3,145)
      Allowance for product returns                    (466,407)       (178,055)
      Reserve for sales incentives                     (295,981)       (316,235)
      Accrued point-of-sale rebates                  (1,381,087)     (1,579,833)
      Accrued market development fund and
       cooperative advertising costs and cross
       dock                                            (649,980)     (1,630,571)
                                                   ------------    ------------
      TOTAL                                        $ 11,534,687    $  9,386,853
                                                   ============    ============
_____________
(1) See Note 2 -- Correction of Error for Not Offsetting Reserves for Sales Incentives Against Accounts Receivable.

NOTE 9 - INVENTORY

Inventory as of December 31, 2006 and 2005 consisted of the following:

                                                      2006             2005
                                                   ------------    ------------
Component parts                                    $    870,484    $  2,491,594
Finished goods--warehouse                             3,164,825       1,101,355
Finished goods--consigned                             7,161,607       3,421,097
                                                   ------------    ------------
                                                     11,196,916       7,014,046
Less: allowance for obsolete and slow moving
  inventory                                            (526,000)       (29,690)
                                                   ------------    ------------
TOTAL                                              $ 10,670,916    $  6,984,356
                                                   ============    ============

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 10 - EQUIPMENT

Equipment as of December 31, 2006 and 2005 consisted of the following:

                                                      2006             2005
                                                   ------------    ------------
Computer equipment and software                    $    966,170    $  1,059,799
Warehouse equipment                                      69,013          55,238
Office furniture and equipment                          236,007         281,974
Vehicles                                                 74,742          91,304
Leasehold improvements                                  106,633         106,633
                                                   ------------    ------------
                                                      1,452,565       1,594,948
Less: accumulated depreciation and amortization      (1,258,448)     (1,422,943)
                                                   ------------    ------------
TOTAL                                              $    194,117    $    172,005
                                                   ============    ============

For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense was $96,855, $166,908 and $254,809, respectively.

NOTE 11 - TRADEMARKS

Trademarks as of December 31, 2006 and 2005 consisted of the following:

                                                       2006            2005
                                                   ------------    ------------

Trademarks                                         $    499,800    $    499,800
Less: accumulated amortization                         (137,856)        (68,928)
                                                   ------------    ------------
TOTAL                                              $    361,944    $    430,872
                                                   ============    ============

Aggregate amortization expense on these intangible assets was $68,928, $68,928 and $578,736, for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to intangible assets at December 31, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows:

        2007                                 $      68,928
        2008                                        68,928
        2009                                        68,928
        2010                                        68,928
        2011                                        68,928
        Thereafter                                  17,304
                                             -------------
                                             $     361,944
                                             =============

In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2004. The Income approach is considered the most appropriate method for valuing trademarks, and served as the basis for the Company's analysis. The fair value of the trademarks is the present value of the projected royalties for the remaining period, plus the amortization benefit. Based upon this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to lower sales of products under the Hi-Val(R) and Digital Research Technologies(R) brands in 2004 and lower sales forecasted by the Company for subsequent periods. Therefore, the Company recorded an impairment of the value of the trademarks of $3,696,099 as of December 31, 2004. No impairment was recorded for the years ended December 31, 2006 and 2005.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 12- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2006 and 2005 consisted of the following:

                                                                       2005
                                                      2006         (RESTATED)(1)
                                                   ------------    ------------
Trade accounts payable                             $  4,357,535    $  1,477,458
Accrued compensation and related benefits                99,580         113,183
Other                                                 1,064,758         408,724
                                                   ------------    ------------
TOTAL                                              $  5,521,873    $  1,999,365
                                                   ============    ============
_____________
(1) See Note 2 -- Correction of Error for Not Offsetting Reserves for Sales Incentives Against Accounts Receivable.

NOTE 13 - LINES OF CREDIT

On August 15, 2003, the Company entered into an asset-based business loan agreement with United National Bank. The agreement provided for a revolving loan of up to $6.0 million secured by substantially all of the Company's assets and initially was to expire on September 1, 2004 and which, on numerous occasions in 2004 and 2005, was extended to its final expiration date on March 11, 2005. Advances of up to 65% of eligible accounts receivable bore interest at a floating interest rate equal to the prime rate of interest as reported in The Wall Street Journal plus 0.75%. On March 9, 2005, the Company replaced the Company's asset-based line of credit with United National Bank with an asset-based line of credit with GMAC Commercial Finance ("GMAC").

The Company's asset-based line of credit with GMAC was to expire on January 15, 2007 and allowed the Company to borrow up to $5.0 million. The line of credit bore interest at a floating interest rate equal to the prime rate of interest plus 2.75%. The Company's obligations under its loan agreement with GMAC were secured by substantially all of its assets and guaranteed by its wholly-owned subsidiary, IOM Holdings, Inc. Until the Company's entry into a forbearance agreement with GMAC, as discussed below, the loan agreement had one financial covenant which required the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0 for the three months ended June 30, 2005, the six months ended September 30, 2005, the nine months ended December 31, 2005, the twelve months ended March 31, 2006 and for each twelve month period ending on the end of each calendar quarter thereafter. The Company was in violation of this financial covenant as of September 30, 2006.

On October 18, 2006, the Company entered into a forbearance agreement with GMAC that provided for the forbearance by GMAC from enforcing its rights and remedies under the loan agreement as a result of the Company's failure to satisfy a financial covenant contained in the loan agreement. The forbearance agreement was effective through January 15, 2007, at which time all obligations to GMAC were due and payable in full. The forbearance agreement also amended the loan agreement to (i) delete inventory from the calculation of the borrowing base,
(ii) reduce the maximum amount that may be borrowed under the loan agreement from $10.0 million to $5.0 million, (iii) increase the static reserve from $1,000,000 to $1,350,000, and (iv) increase the fixed charge coverage ratio from 1.2:1.0 to 1.5:1.0. The forbearance agreement also provided that from and after the date of the agreement, advances under the credit facility would bear interest at the post-default rate of prime plus 2.75% per annum. On October 18, 2006, the prime rate was 8.25%.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

The outstanding balance with GMAC as of December 31, 2006 was $4,380,133. The amount available to the Company for borrowing as of December 31, 2006 was $568,612. As of December 31, 2006, the Company was in compliance with the Forbearance Agreement. The weighted average outstanding loan balance and the weighted average interest rate of the GMAC facility during 2006 were $3,432,319 and 9.16% and for 2005 was $3,903,444 and 6.94%, respectively.

On January 27, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provides for a revolving line of credit. See Note 5 - Subsequent Events. The outstanding balance with Silicon Valley Bank as of July 9, 2007 was $3,459,787. The amount available to the Company for borrowing as of July 9, 2007 was $5,000.

NOTE 14 - ACCOUNTS PAYABLE - RELATED PARTIES

Effective April 29, 2005, the Company entered into a trade credit facility with a related party whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. During 2006 and 2005, the Company purchased $22.2 million and $7.9 million, respectively, of inventory under this arrangement. As of December 31, 2006 and 2005, there were $7.6 million and $4.5 million, respectively, in trade payables under this arrangement. Fees under this agreement were not material.

In February 2003, the Company entered into an agreement with a related party, whereby the related party agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company will insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During 2006 and 2005, the Company purchased $1.2 million and $16.6 million of inventory, respectively, under this arrangement. As of December 31, 2006 and 2005, there were $300,000 and $3.8 million, respectively, in trade payables outstanding under this arrangement.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements expiring through August 2009.

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2006 are as follows:

              YEAR ENDING
             DECEMBER 31,
             ------------
                 2007                          $       359,240
                 2008                                  370,040
                 2009                                  251,600
                                               ---------------
                 TOTAL                         $       980,880
                                               ===============

Rent expense was $334,816, $378,674 and $366,574 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Financial Agreements
--------------------

The Company entered into a Loan and Security Agreement in January 2007 which provides for a loan commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000. In addition, the Company must pay customary fees and expenses for the issuance or renewal of letters of credit and all expenses incurred by the lender related to the Loan and Security Agreement. See Note 5 - Subsequent Events.

Service Agreements
------------------

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of $672,575, $276,388 and $364,588 respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Employment Contract
-------------------

The Company entered into an employment agreement with one of its officers on October 15, 2002, which expires on October 15, 2007. The agreement, which was effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the years ended December 31, 2006, 2005 and 2004, bonuses totaling $39,103, $15,888 and $60,702, respectively, were paid under the terms of this agreement. As of December 31, 2006 and 2005, accrued bonuses under this agreement were $12,200 and $0, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Retail Agreements
-----------------

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for market development/cooperative advertising funds based on management's evaluation of historical experience and current industry and Company trends.

For the years ended December 31, 2006, 2005 and 2004, the Company incurred $1,359,503, $1,804,702 and $1,701,178, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying consolidated statements of operations.

The Company has obligations to two of its retailers to provide "back-end" market development funds if the retailer exceeds certain purchase thresholds. The Company reviews these two commitments on a quarterly basis to determine the probability of the retailers exceeding the thresholds. If in management's opinion, the thresholds will be exceeded, additional accruals will be required to account for these "back-end" fees. As of December 31, 2006, 2005 and 2004, no such fees were incurred or accrued.

Indemnification Obligations
---------------------------

A number of the Company's agreements with its retailers provide that the Company must defend, indemnify and hold them and their customers, harmless from damages and costs that arise from product warranty claims or from claims for injury or damage resulting from defects in the Company's products. The Company has historically not had any material liabilities arising from these obligations.

Litigation
----------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. The Company has not collected any of this amount. Judgment was entered on or about April 5, 2006. However, defendants have since filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Appeals have since been filed as to both the original Judgment and the Amended Judgment. These appeals remain pending.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

On May 20, 2005, the Company filed a complaint for breach of contract, breach of implied covenant of good faith and fair dealing, and common counts against OfficeMax North America, Inc., or defendant, in the Superior Court of the State of California for the County of Orange, Case No. 05CC06433. The complaint sought damages of in excess of $22 million arising out of the defendants' alleged breach of contract under an agreement entered into in May 2001. On or about June 20, 2005, OfficeMax removed the case to the United States District Court for the Central District of California, Case No. SA CV05-0592 DOC(MLGx). On August 1, 2005, OfficeMax filed its Answer and Counter-Claim against the Company. The Counter-Claim alleged four causes of action against the Company: breach of contract, unjust enrichment, quantum valebant, and an action for declaratory relief. The Counter-Claim alleged, among other things, that the Company was liable to OfficeMax in the amount of no less than $138,000 under the terms of a vendor agreement executed between the Company and OfficeMax in connection with the return of computer peripheral products to the Company for which OfficeMax alleged it was never reimbursed. The Counter-Claim sought, among other things, at least $138,000 from the Company, along with pre-judgment interest, attorneys' fees and costs of suit. The Company filed a response denying all of the affirmative claims set forth in the Counter-Claim, denying any wrongdoing or liability, and denying that OfficeMax was entitled to obtain any relief. In April 2006, the case against OfficeMax North America, Inc. was settled in its entirety. In settling the matter, each party denied liability and wrongdoing and the settlement was entered into solely for the purpose of compromising and settling the litigation and in order to avoid the risk, cost, and burden of litigation and participation therein. Pursuant to the settlement, OfficeMax paid the Company $2,375,000 during the second quarter of 2006, which is included in other income.

In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material affect on the Company's financial position or results of operations.

NOTE 16 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

During December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock. Series A preferred stockholders do not have voting powers and are entitled to receive dividends on an equal basis with the holders of the Company's common stock. Series B preferred stockholders have the same rights as Series A preferred stockholders, except the Company is obligated to redeem any issued shares that have been outstanding for two years. At December 31, 2006 and 2005, no shares of Series A or Series B preferred stock were outstanding,

NOTE 17 - COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock Issued in Connection with the Exercise of Options
--------------------------------------------------------------

During the year ended December 31, 2006, the Company issued an aggregate of 22,213 shares of common stock in connection with the exercise of 6,900 employee stock options issued in March 2004 for cash of $24,150 or at a price of $3.50 per share and with the exercise of 15,313 employee stock options issued in July 2005 for cash of $38,282 or at a per share price of $2.50.

During the year ended December 31, 2005, the Company issued an aggregate of 1,900 shares of common stock in connection with the exercise of employee stock options issued March 9, 2004 for cash of $6,650 or at a per share price of $3.50.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Treasury Stock
--------------

On February 12, 2002, the Company announced the approval by the Board of Directors of the Company to redeem its own stock in open market transactions of up to $500,000. During the year ended December 31, 2002, the Company purchased 4,226 shares of common stock for $42,330 on the open market. During the year ended December 31, 2003, the Company purchased 9,267 shares of common stock for $83,684 on the open market. The Company cancelled those shares in 2006.

Warrants
--------

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

During the year ended December 31, 2005, the Company issued warrants to purchase 30,000 shares of common stock to a financial advisory firm, 15,000 of which are exercisable at $8.00 per share and 15,000 of which are exercisable at $10.00 per share. These warrants vested immediately. None of the warrants were exercised, and such warrants expired in November 2006.

Stock Option Plans
------------------

The Company has a 2002 Stock Option Plan (the "2002 Plan") and a 2003 Stock Option Plan (the "2003 Plan"). The 2002 Plan and 2003 Plan are collectively referred to as the "Plans."

The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively.

Under the Plans, options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "nonqualified options." Incentive options granted under the Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under the Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Plans, exceeds $100,000. Nonqualified options granted under the Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the Plans must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Under the Plans, options may be exercised during a period of time fixed by the committee administering the Plans (which could include the entire Board of Directors). Options granted under the Plans must vest at a rate not less than 20% per year over a consecutive five-year period. No option granted under any of the Plans may be exercised more than 10 years after the date of grant. Incentive stock options granted to an optionee who owns more than 10% of the voting securities of the Company may not be exercised more than five years after the date of grant.

A summary of option and warrant activity under the Plans as of December 31, 2006 and changes during the three-year period then ended is presented below:

                                                                                         WEIGHTED-
                                                                       WEIGHTED-          AVERAGE
                                                                       AVERAGE           REMAINING        AGGREGATE
                                                                       EXERCISE          CONTRACTUAL       INTRINSIC
             OPTIONS AND WARRANTS                       SHARES          PRICE               TERM             VALUE
-----------------------------------------            -----------     ------------       -------------     -----------
Outstanding at December 31, 2003                         40,008      $       8.49         2.1 years
   Granted                                              146,375      $       3.85
   Forfeited                                            (40,383)     $       8.44
                                                      ---------
Outstanding at December 31, 2004                        146,000      $       3.85         8.1 years
   Granted                                              550,000      $       3.32
   Exercised                                             (1,900)     $       3.50
   Forfeited                                            (35,550)     $       4.34
                                                      ---------
Outstanding at December 31, 2005                        658,550      $       3.38         4.2 years     $    1,280,000
                                                      =========
Exercisable at December 31, 2005                        467,491      $       3.65         3.3 years     $      815,000
                                                      =========
Vested or expected to vest at December 31, 2005         645,000      $       3.39         3.7 years     $    1,250,000
                                                      =========
Outstanding at January 1, 2006                          658,550
   Granted                                               50,000      $       4.00
   Exercised                                            (22,213)     $       2.81
   Forfeited                                           (182,287)     $       3.82
                                                      ---------
Outstanding at December 31, 2006                        504,050      $       3.36         2.5 years                  -
                                                      ---------
Exercisable at December 31, 2006                        407,208      $       3.45         2.7 years                  -
                                                      =========
Vested or expected to vest at December 31, 2006         490,000      $       3.36         2.5 years                  -
                                                      =========

Aggregate intrinsic value excludes those options that are not "in-the-money." Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

The weighted-average grant date fair value of awards granted under the Plans during 2006 and 2005 was $1.40 and $1.41 per share, respectively. Fair value was determined using the Black-Scholes model and the following assumptions:

                                    2006              2005                2004
                                 --------          ----------        -----------
Weighted-average volatility          120%              100%               100%
Expected dividends                    -                 -                   -
Expected term (in years)             3.25           1.00 - 5.00           3.00
Risk-free rate                       4.60%         3.60% - 4.20%          1.92%

The total fair value of shares vested during the years ended December 31, 2005 and 2006 were $12,275 and $463,781, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Prior to 2005, there were no options exercised. Options exercised in 2005 were immaterial. Cash received from options exercised in 2006 was $62,400. The intrinsic value of options exercised in 2006, at the time of exercise, was $48,600. The Company did not receive a tax deduction from options exercised in 2006. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

As of December 31, 2006, there was $170,979 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. That cost is expected to be recognized over the weighted-average period of 2.8 years.

The following table is a summary of the stock options and warrants as of December 31, 2006:

                                                                                WEIGHTED- AVERAGE       WEIGHTED-
                                                                 WEIGHTED-      EXERCISE PRICE OF   AVERAGE EXERCISE
                        STOCK OPTIONS    STOCK OPTIONS AND        AVERAGE          OPTIONS AND      PRICE OF OPTIONS
RANGE OF EXERCISE       AND WARRANTS          WARRANTS           REMAINING           WARRANTS         AND WARRANTS
PRICES                   OUTSTANDING        EXERCISABLE      CONTRACTUAL LIFE      OUTSTANDING         EXERCISABLE
--------------------  -----------------  ----------------  --------------------  -----------------  ------------------

$ 2.50-3.85                  354,050            257,208          3.3 years            $3.09                $3.13
$ 4.00-6.00                  150,000            150,000          .08 years            $4.50                $4.50
                             504,050            407,208         3.00 years            $3.36                $3.18

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

NOTE 18 - INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                          2006             2005             2004
                                        ------           ------           ------
Current                                 $  800           $2,400           $2,532
Deferred                                    --               --               --
                                        ------           ------           ------
    TOTAL                               $  800           $2,400           $2,532
                                        ======           ======           ======

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                        2006            2005           2004
                                                     -----------    -----------    -----------
Computed "expected" tax benefit                      $   (52,984)   $  (617,389)   $(2,738,340)
Income in income taxes resulting from expenses
  not deductible for tax purposes                          8,785          8,672          7,955
Change in the valuation allowance for deferred
  tax assets net of return to provision adjustment        52,056        713,989      3,199,890
State and local income taxes, net of tax benefit          (7,057)      (102,872)      (466,973)
                                                     -----------    -----------    -----------
Total                                                $       800    $     2,400    $     2,532
                                                     ===========    ===========    ===========

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 2006 and 2005 consisted of the following:

                                                       2006            2005
                                                   ------------    ------------
Current deferred tax assets
     Allowance for doubtful accounts               $     14,994    $      1,347
     Allowances for product returns                     193,937          76,279
     Allowances for sales incentives                    126,798         135,475
     Accrued compensation                                24,514          65,599
     Inventory                                          400,607         312,271
     Other                                               46,117          10,967
     State taxes effect of deferred tax assets          (41,479)        (32,252)
     Valuation allowance                               (765,488)       (569,686)
                                                   ------------    ------------
         Net current deferred tax assets                     --              --
                                                   ------------    ------------
Long-term deferred tax assets
     Net operating loss carryforward               $ 10,772,676    $ 10,853,808
     Amortization of trademarks                       2,113,318       2,363,610
     State taxes effect of deferred tax assets         (662,346)       (708,203)
     Valuation allowance                            (12,223,648)    (12,509,215)
                                                   ------------    ------------
         Net long-term deferred tax assets                   --              --
                                                   ------------    ------------
              NET DEFERRED TAX ASSETS              $         --    $         --
                                                   ============    ============

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of December 31, 2006 and 2005, the valuation allowance for deferred tax assets totaled $12,989,136 and $13,078,901, respectively. For the years ended December 31, 2006, 2005 and 2004, the net change in the valuation allowance was $89,765 (decrease), $979,902 (increase) and $3,199,890 (increase), respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27,377,740 and $16,563,856, respectively, that expire through 2026 and 2016, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

NOTE 19 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006, 2005 and 2004, the Company made purchases from related parties totaling $23,362,905, $24,510,810 and $21,725,485, respectively. See Note 14 -- Accounts Payable - Related Parties.

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

Quarterly Financial Data

The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

YEAR ENDED DECEMBER 31, 2006
                                                FIRST           SECOND          THIRD
                                               QUARTER          QUARTER        QUARTER
                                              (ADJUSTED        (ADJUSTED      (ADJUSTED
                                                 AND             AND             AND           FOURTH
                                             RESTATED)(1)     RESTATED)(1)   RESTATED)(1)      QUARTER          TOTAL
                                             ------------    ------------    ------------    ------------    ------------
                                                             (in thousands, except per share data)

Net sales                                    $      8,994    $      9,882    $     11,459    $     15,554    $     45,889
Cost of Sales                                       8,212           8,548           9,474          13,229          39,463
                                             ------------    ------------    ------------    ------------    ------------
Gross profit                                          782           1,334           1,985           2,325           6,426
Operating expenses                                  1,798           2,910           1,848           2,228           8,784
                                             ------------    ------------    ------------    ------------    ------------
Operating income (loss)                            (1,016)         (1,576)            137              97          (2,358)
Other income (expense)                                (81)          2,287             (54)           (102)          2,050
                                             ------------    ------------    ------------    ------------    ------------
Pre-tax income (loss)                              (1,097)            711              83              (5)           (308)
Income tax provision                                   --               1              --              --               1
                                             ------------    ------------    ------------    ------------    ------------
Net income (loss)                            $     (1,097)   $        710    $         83    $         (5)   $       (309)
                                             ============    ============    ============    ============    ============
Net income (loss) per common share diluted   $      (0.24)   $       0.16    $       0.02    $      (0.01)   $      (0.07)
                                             ============    ============    ============    ============    ============

(1)      See Note 22 -- Quarterly Financial Data -- Change in Accounting
         Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.



                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)

YEAR ENDED DECEMBER 31, 2005
                                                FIRST           SECOND          THIRD
                                               QUARTER          QUARTER        QUARTER
                                              (ADJUSTED        (ADJUSTED      (ADJUSTED
                                                 AND             AND             AND           FOURTH
                                             RESTATED)(1)     RESTATED)(1)   RESTATED)(1)      QUARTER          TOTAL
                                             ------------    ------------    ------------    ------------    ------------
                                                             (in thousands, except per share data)

Net sales                                    $      9,037    $      9,558    $      8,423    $     10,755    $     37,773
Cost of Sales                                       8,435           8,009           7,102           9,935          33,481
                                             ------------    ------------    ------------    ------------    ------------
Gross profit                                          602           1,549           1,321             820           4,292
Operating expenses                                  1,690           1,258           1,457           1,416           5,821
                                             ------------    ------------    ------------    ------------    ------------
Operating income (loss)                            (1,088)            291            (136)           (596)         (1,529)
Other expense                                         (69)            (62)            (76)            (80)           (287)
                                             ------------    ------------    ------------    ------------    ------------
Pre-tax income (loss)                              (1,157)            229            (212)           (676)         (1,816)
Income tax provision                                   --               2              --              --               2
                                             ------------    ------------    ------------    ------------    ------------
Net income (loss)                            $     (1,157)   $        227    $       (212)   $       (676)   $     (1,818)
                                             ============    ============    ============    ============    ============
Net income (loss) per common share diluted   $      (0.26)   $       0.05    $      (0.05)   $      (0.14)   $      (0.40)
                                             ============    ============    ============    ============    ============

(1) See Note 22 -- Quarterly Financial Data -- Change in Accounting Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


NOTE 21 - QUARTERLY FINANCIAL DATA - CORRECTION OF ERROR FOR NOT OFFSETTING RESERVES FOR SALES INCENTIVES AGAINST ACCOUNTS RECEIVABLE

As discussed in Note 2 -- Correction of Error for Not Offsetting Reserves for Sales Incentives Against Accounts Receivable, this note reflects the unaudited quarterly effect of the indicated correction of this error whereas Note 2 reflects the annual audited periods presented therein.

Based on the foregoing, the Company has determined the effect of the correction of this error on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatements on a quarterly basis for the quarterly periods in the years ended December 31, 2006 and 2005.

MARCH 31, 2006
--------------
                                                               AS ORIGINALLY
                                                                 REPORTED     RESTATEMENTS   AS RESTATED
                                                               -----------    -----------    -----------
                            ASSETS                              (in thousands, except number of shares)
CURRENT ASSETS
     Cash and cash equivalents                                 $     2,829    $        --    $     2,829
     Restricted cash                                                    17             --             17
     Accounts receivable, net                                       10,358         (1,969)         8,389
     Inventory, net                                                  6,831             --          6,831
     Prepaid expenses and other current assets                       1,362             --          1,362
                                                               -----------    -----------    -----------
         Total current assets                                       21,397         (1,969)        19,428
EQUIPMENT, net                                                         143             --            143
TRADEMARKS, net                                                        413             --            413
OTHER ASSETS                                                            27             --             27
                                                               -----------    -----------    -----------
         Total assets                                          $    21,980    $    (1,969)   $    20,011
                                                               ===========    ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                            $     5,109    $        --    $     5,109
     Accounts payable, accrued expenses and other                    4,459         (1,418)         3,041
     Accounts payable - related parties                              5,365             --          5,365
     Accrued mail-in rebates                                           917             --            917
     Reserves for product returns and sales incentives                 551           (551)            --
                                                               -----------    -----------    -----------
         Total liabilities                                          16,401         (1,969)        14,432
                                                               -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized                                                       --             --             --
     Series A, 1,000,000 shares authorized, no shares issued
         and outstanding                                                --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
         and outstanding                                                --             --             --
     Common stock, $0.001 par value 100,000,000 shares
         authorized, 4,537,292 shares issued and outstanding             5             --              5
     Additional paid-in capital                                     31,564             --         31,564
     Accumulated deficit                                           (25,990)            --        (25,990)
                                                               -----------    -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                    5,579             --          5,579
                                                               -----------    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    21,980    $    (1,969)   $    20,011
                                                               ===========    ===========    ===========



                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


JUNE 30, 2006
-------------
                                                                 AS ORIGINALLY
                                                                   REPORTED     RESTATEMENTS   AS RESTATED
                                                                 -----------    -----------    -----------
                            ASSETS                                (in thousands, except number of shares)
Current assets
     Cash and cash equivalents                                   $     1,363    $        --    $     1,363
     Restricted cash                                                      12             --             12
     Accounts receivable, net                                          9,032         (1,830)         7,202
     Inventory, net                                                    9,415             --          9,415
     Prepaid expenses and other current assets                           149             --            149
                                                                 -----------    -----------    -----------
         Total current assets                                         19,971         (1,830)        18,141
EQUIPMENT, net                                                           131             --            131
TRADEMARKS, net                                                          397             --            397
OTHER ASSETS                                                              38             --             38
                                                                 -----------    -----------    -----------
         Total assets                                            $    20,537    $    (1,830)   $    18,707
                                                                 ===========    ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                              $     3,767    $        --    $     3,767
     Accounts payable, accrued expenses and other                      2,867         (1,428)         1,439
     Accounts payable - related parties                                6,510             --          6,510
     Accrued mail-in rebates                                             649             --            649
     Reserves for product returns and sales incentives                   402           (402)            --
                                                                 -----------    -----------    -----------
         Total liabilities                                            14,195         (1,830)        12,365
                                                                 -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized                                                         --             --             --
     Series A, 1,000,000 shares authorized, no shares issued
       and outstanding                                                    --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
       and outstanding                                                    --             --             --
 Common stock, $0.001 par value 100,000,000 shares authorized,
     4,540,292 shares issued and outstanding                               5             --              5
     Additional paid-in capital                                       31,617             --         31,617
     Accumulated deficit                                             (25,280)            --        (25,280)
                                                                 -----------    -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                      6,342             --          6,342
                                                                 -----------    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    20,537    $    (1,830)   $    18,707
                                                                 ===========    ===========    ===========




                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


SEPTEMBER 30, 2006
------------------
                                                               AS ORIGINALLY
                                                                 REPORTED     RESTATEMENTS   AS RESTATED
                                                               -----------    -----------    -----------
                            ASSETS                              (in thousands, except number of shares)
CURRENT ASSETS
     Cash and cash equivalents                                 $     1,245    $        --    $     1,245
     Restricted cash                                                   542             --            542
     Accounts receivable, net                                       10,090         (2,211)         7,879
     Inventory, net                                                  8,544             --          8,544
     Prepaid expenses and other current assets                          14             --             14
                                                               -----------    -----------    -----------
         Total current assets                                       20,435         (2,211)        18,224
EQUIPMENT, net                                                         117             --            117
TRADEMARKS, net                                                        379             --            379
OTHER ASSETS                                                            49             --             49
                                                               -----------    -----------    -----------
         Total assets                                          $    20,980    $    (2,211)   $    18,769
                                                               ===========    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                            $     3,999    $        --    $     3,999
     Accounts payable, accrued expenses and other                    3,756         (1,702)         2,054
     Accounts payable - related parties                              5,676             --          5,676
     Accrued mail-in rebates                                           581             --            581
     Reserves for product returns and sales incentives                 509           (509)            --
                                                               -----------    -----------    -----------
         Total liabilities                                          14,521         (2,211)        12,310
                                                               -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized Series A, 1,000,000 shares authorized,
       no shares issued and outstanding                                 --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
         and outstanding                                                --             --             --
     Common stock, $0.001 par value 100,000,000 shares
       authorized, 4,540,292 shares issued and outstanding               5             --              5
     Additional paid-in capital                                     31,651             --         31,651
     Accumulated deficit                                           (25,197)            --        (25,197)
                                                               -----------    -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                      6,459             --          6,459
                                                               -----------    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    20,980    $    (2,211)   $    18,769
                                                               ===========    ===========    ===========





                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


MARCH 31, 2005
--------------
                                                               AS ORIGINALLY
                                                                 REPORTED     RESTATEMENTS   AS RESTATED
                                                               -----------    -----------    -----------
                            ASSETS                              (in thousands, except number of shares)

CURRENT ASSETS
     Cash and cash equivalents                                 $     1,659    $        --    $     1,659
     Restricted cash                                                   266             --            266
     Accounts receivable, net                                       12,802         (3,666)         9,136
     Inventory, net                                                  8,005             --          8,005
     Prepaid expenses and other current assets                       1,188             --          1,188
                                                               -----------    -----------    -----------
         Total current assets                                       23,920         (3,666)        20,254
EQUIPMENT, net                                                         248             --            248
TRADEMARKS, net                                                        482             --            482
OTHER ASSETS                                                            27             --             27
                                                               -----------    -----------    -----------
         Total assets                                          $    24,677    $    (3,666)   $    21,011
                                                               ===========    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                            $     4,803    $        --    $     4,803
     Accounts payable, accrued expenses and other                    4,267         (2,895)         1,372
     Accounts payable - related parties                              7,272             --          7,272
     Accrued mail-in rebates                                           359             --            359
     Reserves for product returns and sales incentives                 771           (771)            --
                                                               -----------    -----------    -----------
         Total liabilities                                          17,472         (3,666)        13,806
                                                               -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized                                                       --             --             --
     Series A, 1,000,000 shares authorized, no shares issued
       and outstanding                                                  --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
       and outstanding                                                  --             --             --
     Common stock, $0.001 par value 100,000,000 shares
       authorized, 4,529,672 shares issued and outstanding               5             --              5
     Additional paid-in capital                                     31,558             --         31,558
     Treasury stock, 13,439 shares at cost                            (126)            --           (126)
     Accumulated deficit                                           (24,232)            --        (24,232)
                                                               -----------    -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                  7,205             --          7,205
                                                               -----------    -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    24,677    $    (3,666)   $    21,011
                                                               ===========    ===========    ===========




                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


JUNE 30, 2005
-------------
                                                               AS ORIGINALLY
                                                                 REPORTED     RESTATEMENTS   AS RESTATED
                                                               -----------    -----------    -----------
                            ASSETS                              (in thousands, except number of shares)

CURRENT ASSETS
     Cash and cash equivalents                                 $     1,705    $        --    $     1,705
     Restricted cash                                                   219             --            219
     Accounts receivable, net                                       12,456         (3,717)         8,739
     Inventory, net                                                  8,264             --          8,264
     Prepaid expenses and other current assets                       1,259             --          1,259
                                                               -----------    -----------    -----------
         Total current assets                                       23,903         (3,717)        20,186
EQUIPMENT, net                                                         204             --            204
TRADEMARKS, net                                                        465             --            465
OTHER ASSETS                                                            27             --             27
                                                               -----------    -----------    -----------
         Total assets                                          $    24,599    $    (3,717)   $    20,882
                                                               ===========    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Line of credit                                            $     4,191    $        --    $     4,191
     Accounts payable, accrued expenses and other                    4,335         (3,247)         1,088
     Accounts payable - related parties                              7,743             --          7,743
     Accrued mail-in rebates                                           428             --            428
     Reserves for product returns and sales incentives                 470           (470)            --
                                                               -----------    -----------    -----------
         Total liabilities                                          17,167         (3,717)        13,450
                                                               -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized                                                       --             --             --
     Series A, 1,000,000 shares authorized, no shares issued
       and outstanding                                                  --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
       and outstanding
     Common stock, $0.001 par value 100,000,000 shares
       authorized, 4,529,672 shares issued and outstanding               5             --              5
     Additional paid-in capital                                     31,558             --         31,558
     Treasury stock, 13,439 shares at cost                            (126)            --           (126)
     Accumulated deficit                                           (24,005)            --        (24,005)
                                                               -----------    -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                  7,432             --          7,432
                                                               -----------    -----------    -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    24,599    $    (3,717)   $    20,882
                                                               ===========    ===========    ===========




                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


SEPTEMBER 30, 2005
------------------
                                                               AS ORIGINALLY
                                                                 REPORTED     RESTATEMENTS   AS RESTATED
                                                               -----------    -----------    -----------
                            ASSETS                              (in thousands, except number of shares)

CURRENT ASSETS
     Cash and cash equivalents                                 $     2,782    $        --    $     2,782
     Restricted cash                                                    38             --             38
     Accounts receivable, net                                       12,090         (4,349)         7,741
     Inventory, net                                                  7,259             --          7,259
     Prepaid expenses and other current assets                       1,525             --          1,525
                                                               -----------    -----------    -----------
         Total current assets                                       23,694         (4,349)        19,345
EQUIPMENT, net                                                         195             --            195
TRADEMARKS, net                                                        448             --            448
OTHER ASSETS                                                            27             --             27
                                                               -----------    -----------    -----------
         Total assets                                          $    24,364    $    (4,349)   $    20,015
                                                               ===========    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                            $     5,509    $        --    $     5,509
     Accounts payable, accrued expenses and other                    5,141         (3,848)         1,293
     Accounts payable - related parties                              5,617             --          5,617
     Accrued mail-in rebates                                           370             --            370
     Reserves for product returns and sales incentives                 501           (501)            --
                                                               -----------    -----------    -----------
         Total liabilities                                          17,138         (4,349)        12,789
                                                               -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value 10,000,000 shares
       authorized                                                       --             --             --
     Series A, 1,000,000 shares authorized, no shares issued
       and outstanding                                                  --             --             --
     Series B, 1,000,000 shares authorized, no shares issued
       and outstanding                                                  --             --             --
     Common stock, $0.001 par value 100,000,000 shares
       authorized, 4,531,572 shares issued and outstanding               5             --              5
     Additional paid-in capital                                     31,565             --         31,565
     Treasury stock, 13,439 shares at cost                            (126)            --           (126)
     Accumulated deficit                                           (24,218)            --        (24,218)
                                                               -----------    -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                  7,226             --          7,226
                                                               -----------    -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    24,364    $    (4,349)   $    20,015
                                                               ===========    ===========    ===========

                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


NOTE 22 - QUARTERLY FINANCIAL DATA - CHANGE IN ACCOUNTING PRINCIPLE - RECLASSIFICATION OF SHIPPING AND HANDLING EXPENSE FROM COST OF SALES TO SELLING EXPENSE.

As discussed in Note 3 -- Change in Accounting Principle -- Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense, this note reflects the unaudited quarterly effect of the indicated change in accounting principle whereas Note 3 reflects the annual audited periods presented therein. Based on the foregoing, the Company has determined the effect of this change in accounting principle on its previously issued financial statements and has adjusted the unaudited quarterly financial information below, reconciling the adjustments on a quarterly basis for the quarterly periods in the years ended December 31, 2006, 2005 and 2004.

                                             AS
                                         ORIGINALLY                        AS
                                          REPORTED      ADJUSTMENTS     ADJUSTED(1)
                                         -----------    -----------    -----------
FIRST QUARTER ENDED MARCH 31, 2006        (in thousands, except per share data)
----------------------------------

Net sales                                $     8,994    $        --    $     8,994
Cost of sales                                  8,241           (299)         7,942
                                         -----------    -----------    -----------
Gross profit                                     753            299          1,052
Operating expenses                             1,769            299          2,068
                                         -----------    -----------    -----------
Operating loss                                (1,016)            --         (1,016)
Other expense                                    (81)            --            (81)
                                         -----------    -----------    -----------
Pre-tax loss                                  (1,097)            --         (1,097)
                                         -----------    -----------    -----------
Net loss                                 $    (1,097)   $        --    $    (1,097)
                                         ===========    ===========    ===========
Net loss per common share, diluted       $     (0.24)   $        --    $     (0.24)
                                         ===========    ===========    ===========

SECOND QUARTER ENDED JUNE 30, 2006
----------------------------------
Net sales                                $     9,882    $        --    $     9,882
Cost of sales                                  8,472           (292)         8,180
                                         -----------    -----------    -----------
Gross profit                                   1,410            292          1,702
Operating expenses                             2,986            292          3,278
                                         -----------    -----------    -----------
Operating loss                                (1,576)            --         (1,576)
Other income                                   2,287             --          2,287
                                         -----------    -----------    -----------
Pre-tax income                                   711             --            711
                                         -----------    -----------    -----------
Net income                               $       710    $        --    $       710
                                         ===========    ===========    ===========
Net income per common share, diluted     $      0.16    $        --    $      0.16
                                         ===========    ===========    ===========

THIRD QUARTER ENDED SEPTEMBER 30, 2006
--------------------------------------
Net sales                                $    11,459    $        --    $    11,459
Cost of sales                                  9,375           (237)         9,138
                                         -----------    -----------    -----------
Gross profit                                   2,084            237          2,321
Operating expenses                             1,947            237          2,184
                                         -----------    -----------    -----------
Operating income                                 137             --            137
Other expense                                    (54)            --            (54)
                                         -----------    -----------    -----------
Pre-tax income                                    83             --             83
                                         -----------    -----------    -----------
Net income                               $        83    $        --    $        83
                                         ===========    ===========    ===========
Net income per common share, diluted     $      0.02    $        --    $      0.02
                                         ===========    ===========    ===========
--------------
(1)      The Company's results of operations were also restated. See Note 23 --
         Quarterly Financial Data -- Correction of Error for Accounting for
         Direct Labor and Production Expenses.




                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


                                            AS
                                         ORIGINALLY                         AS
                                          REPORTED      ADJUSTMENTS     ADJUSTED(1)
                                         -----------    -----------    -----------
FIRST QUARTER ENDED MARCH 31, 2005        (in thousands, except per share data)
----------------------------------
Net sales                                $     9,037    $        --    $     9,037
Cost of sales                                  8,455           (253)         8,202
                                         -----------    -----------    -----------
Gross profit                                     582            253            835
Operating expenses                             1,670            253          1,923
                                         -----------    -----------    -----------
Operating loss                                (1,088)            --         (1,088)
Other expense                                    (69)            --            (69)
                                         -----------    -----------    -----------
Pre-tax loss                                  (1,157)            --         (1,157)
                                         -----------    -----------    -----------
Net loss                                 $    (1,157)   $        --    $    (1,157)
                                         ===========    ===========    ===========
Net loss per common share, diluted       $     (0.26)   $        --    $     (0.26)
                                         ===========    ===========    ===========

SECOND QUARTER ENDED JUNE 30, 2005
----------------------------------
Net sales                                $     9,558    $        --    $     9,558
Cost of sales                                  8,041           (209)         7,832
                                         -----------    -----------    -----------
Gross profit                                   1,517            209          1,726
Operating expenses                             1,226            209          1,435
                                         -----------    -----------    -----------
Operating income                                 291             --            291
Other expense                                    (62)            --            (62)
                                         -----------    -----------    -----------
Pre-tax income                                   229             --            229
                                         -----------    -----------    -----------
Net income                               $       227    $        --    $       227
                                         ===========    ===========    ===========
Net income per common share, diluted     $      0.05    $        --    $      0.05
                                         ===========    ===========    ===========

THIRD QUARTER ENDED SEPTEMBER 30, 2005
--------------------------------------
Net sales                                $     8,423    $        --    $     8,423
Cost of sales                                  7,074           (180)         6,894
                                         -----------    -----------    -----------
Gross profit                                   1,349            180          1,529
Operating expenses                             1,485            180          1,665
                                         -----------    -----------    -----------
Operating loss                                  (136)            --           (136)
Other expense                                    (76)            --            (76)
                                         -----------    -----------    -----------
Pre-tax loss                                    (212)            --           (212)
                                         -----------    -----------    -----------
Net loss                                 $      (212)   $        --    $      (212)
                                         ===========    ===========    ===========
Net loss per common share, diluted       $     (0.05)   $        --    $     (0.05)
                                         ===========    ===========    ===========

FOURTH QUARTER ENDED DECEMBER 31, 2005
--------------------------------------
Net sales                                $    10,755    $        --    $    10,755
Cost of sales                                  9,955           (250)         9,705
                                         -----------    -----------    -----------
Gross profit                                     800            250          1,050
Operating expenses                             1,396            250          1,646
                                         -----------    -----------    -----------
Operating loss                                  (596)            --           (596)
                                         -----------    -----------    -----------
Other expense                                    (80)            --            (80)
                                         -----------    -----------    -----------
Pre-tax loss                                    (676)            --           (676)
                                         -----------    -----------    -----------
Net loss                                 $      (676)   $        --    $      (676)
                                         ===========    ===========    ===========
Net loss per common share, diluted       $     (0.14)   $        --    $     (0.14)
                                         ===========    ===========    ===========

(1)      The Company's results of operations were also restated. See Note 23 --
         Quarterly Financial Data -- Correction of Error for Accounting for
         Direct Labor and Production Expenses.




                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


                                             AS
                                          ORIGINALLY                         AS
                                           REPORTED      ADJUSTMENTS     ADJUSTED(1)
                                         ------------    ------------    ------------
FIRST QUARTER ENDED MARCH 31, 2004          (in thousands, except per share data)
----------------------------------
Net sales                                $     15,474    $         --    $     15,474
Cost of sales                                  13,218            (293)         12,925
                                         ------------    ------------    ------------
Gross profit                                    2,256             293           2,549
Operating expenses                              2,056             293           2,349
                                         ------------    ------------    ------------
Operating income                                  200              --             200
Other expense                                     (52)             --             (52)
                                         ------------    ------------    ------------
Pre-tax income                                    148              --             148
                                         ------------    ------------    ------------
Net income                               $        145    $         --    $        145
                                         ============    ============    ============
Net income per common share, diluted     $       0.03    $         --    $       0.03
                                         ============    ============    ============

SECOND QUARTER ENDED JUNE 30, 2004
----------------------------------
Net sales                                $      7,490    $         --    $      7,490
Cost of sales                                   7,052            (168)          6,884
                                         ------------    ------------    ------------
Gross profit                                      438             168             606
Operating expenses                              1,834             168           2,002
                                         ------------    ------------    ------------
Operating loss                                 (1,396)             --          (1,396)
Other expense                                     (52)             --             (52)
                                         ------------    ------------    ------------
Pre-tax loss                                   (1,448)             --          (1,448)
                                         ------------    ------------    ------------
Net loss                                 $     (1,447)   $         --    $     (1,447)
                                         ============    ============    ============
Net loss per common share, diluted       $      (0.32)   $         --    $      (0.32)
                                         ============    ============    ============

THIRD QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------
Net sales                                $      9,947    $         --    $      9,947
Cost of sales                                   9,392            (236)          9,156
                                         ------------    ------------    ------------
Gross profit                                      555             236             791
Operating expenses                              1,698             236           1,934
                                         ------------    ------------    ------------
Operating loss                                 (1,143)             --          (1,143)
Other expense                                     (26)             --             (26)
                                         ------------    ------------    ------------
Pre-tax loss                                   (1,169)             --          (1,169)
                                         ------------    ------------    ------------
Net loss                                 $     (1,169)   $         --    $     (1,169)
                                         ============    ============    ============
Net loss per common share, diluted       $      (0.26)   $         --    $      (0.26)
                                         ============    ============    ============

FOURTH QUARTER ENDED DECEMBER 31, 2004
--------------------------------------
Net sales                                $     11,486    $         --    $     11,486
Cost of sales                                  11,757            (342)         11,415
                                         ------------    ------------    ------------
Gross profit                                     (271)            342              71
Operating expenses                              5,293             342           5,635
                                         ------------    ------------    ------------
Operating loss                                 (5,564)             --          (5,564)
Other expense                                     (21)             --             (21)
                                         ------------    ------------    ------------
Pre-tax loss                                   (5,585)             --          (5,585)
                                         ------------    ------------    ------------
Net loss                                 $     (5,586)   $         --    $     (5,586)
                                         ============    ============    ============
Net loss per common share, diluted       $      (1.23)   $         --    $      (1.23)
                                         ============    ============    ============

(1)      The Company's results of operations were also restated. See Note 23 --
         Quarterly Financial Data -- Correction of Error for Accounting for
         Direct Labor and Production Expenses.


                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)


NOTE 23 - QUARTERLY FINANCIAL DATA - CORRECTION OF ERROR FOR ACCOUNTING FOR
DIRECT LABOR AND PRODUCTION EXPENSES As discussed in Note 4 -- Correction of
Error for Accounting for Direct Labor and Production Expenses, this note reflects the unaudited quarterly effect of the indicated correction of an error whereas Note 4 reflects the annual audited periods presented therein. Based on the foregoing, the Company has determined the effect of the correction of this error on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatement adjustments on a quarterly basis for the quarterly periods in the years ended
December 31, 2006, 2005 and 2004.
                                             AS                        AS ADJUSTED
                                          ADJUSTED(1)   RESTATEMENTS   AND RESTATED
                                         -----------    -----------    -----------
FIRST QUARTER ENDED MARCH 31, 2006         (in thousands, except per share data)
----------------------------------
Net sales                                $     8,994    $        --    $     8,994
Cost of sales                                  7,942            270          8,212
                                         -----------    -----------    -----------
Gross profit                                   1,052           (270)           782
Operating expenses                             2,068           (270)         1,798
                                         -----------    -----------    -----------
Operating loss                                (1,016)            --         (1,016)
Other expense                                    (81)            --            (81)
                                         -----------    -----------    -----------
Pre-tax loss                                  (1,097)            --         (1,097)
                                         -----------    -----------    -----------
Net loss                                 $    (1,097)   $        --    $    (1,097)
                                         ===========    ===========    ===========
Net loss per common share, diluted       $     (0.24)   $        --    $     (0.24)
                                         ===========    ===========    ===========

SECOND QUARTER ENDED JUNE 30, 2006
----------------------------------
Net sales                                $     9,882    $        --    $     9,882
Cost of sales                                  8,180            368          8,548
                                         -----------    -----------    -----------
Gross profit                                   1,702           (368)         1,334
Operating expenses                             3,278           (368)         2,910
                                         -----------    -----------    -----------
Operating loss                                (1,576)            --         (1,576)
Other income                                   2,287             --          2,287
                                         -----------    -----------    -----------
Pre-tax income                                   711             --            711
                                         -----------    -----------    -----------
Net income                               $       710    $        --    $       710
                                         ===========    ===========    ===========
Net income per common share, diluted     $      0.16    $        --    $      0.16
                                         ===========    ===========    ===========

THIRD QUARTER ENDED SEPTEMBER 30, 2006
--------------------------------------
Net sales                                $    11,459    $        --    $    11,459
Cost of sales                                  9,138            336          9,474
                                         -----------    -----------    -----------
Gross profit                                   2,321           (336)         1,985
Operating expenses                             2,184           (336)         1,848
                                         -----------    -----------    -----------
Operating income                                 137             --            137
Other expense                                    (54)            --            (54)
                                         -----------    -----------    -----------
Pre-tax income                                    83             --             83
                                         -----------    -----------    -----------
Net income                               $        83    $        --    $        83
                                         ===========    ===========    ===========
Net income per common share, diluted     $      0.02    $        --    $      0.02
                                         ===========    ===========    ===========

(1)      See Note 22 -- Quarterly Financial Data -- Change in Accounting
         Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.





                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)



                                                AS                         AS ADJUSTED
                                             ADJUSTED(1)    RESTATEMENTS   AND RESTATED
                                             -----------    -----------    -----------
FIRST QUARTER ENDED MARCH 31, 2005             (in thousands, except per share data)
----------------------------------
Net sales                                    $     9,037    $        --    $     9,037
Cost of sales                                      8,202            233          8,435
                                             -----------    -----------    -----------
Gross profit                                         835           (233)           602
Operating expenses                                 1,923           (233)         1,690
                                             -----------    -----------    -----------
Operating income (loss)                           (1,088)            --         (1,088)
Other income (expense)                               (69)            --            (69)
                                             -----------    -----------    -----------
Pre-tax income (loss)                             (1,157)            --         (1,157)
                                             -----------    -----------    -----------
Net income (loss)                            $    (1,157)   $        --    $    (1,157)
                                             ===========    ===========    ===========
Net income (loss) per common share diluted   $     (0.26)   $        --    $     (0.26)
                                             ===========    ===========    ===========

SECOND QUARTER ENDED JUNE 30, 2005
----------------------------------
Net sales                                    $     9,558    $        --    $     9,558
Cost of sales                                      7,832            177          8,009
                                             -----------    -----------    -----------
Gross profit                                       1,726           (177)         1,549
Operating expenses                                 1,435           (177)         1,258
                                             -----------    -----------    -----------
Operating income (loss)                              291             --            291
Other income (expense)                               (62)            --            (62)
                                             -----------    -----------    -----------
Pre-tax income (loss)                                229             --            229
                                             -----------    -----------    -----------
Net income (loss)                            $       227    $        --    $       227
                                             ===========    ===========    ===========
Net income (loss) per common share diluted   $      0.05    $        --    $      0.05
                                             ===========    ===========    ===========

THIRD QUARTER ENDED SEPTEMBER 30, 2005
--------------------------------------
Net sales                                    $     8,423    $        --    $     8,423
Cost of sales                                      6,894            208          7,102
                                             -----------    -----------    -----------
Gross profit                                       1,529           (208)         1,321
Operating expenses                                 1,665           (208)         1,457
                                             -----------    -----------    -----------
Operating income (loss)                             (136)            --           (136)
Other income (expense)                               (76)            --            (76)
                                             -----------    -----------    -----------
Pre-tax income (loss)                               (212)            --           (212)
                                             -----------    -----------    -----------
Net income (loss)                            $      (212)   $        --    $      (212)
                                             ===========    ===========    ===========
Net income (loss) per common share diluted   $     (0.05)   $        --    $     (0.05)
                                             ===========    ===========    ===========

FOURTH QUARTER ENDED DECEMBER 31, 2005
--------------------------------------
Net sales                                    $    10,755    $        --    $    10,755
Cost of sales                                      9,705            230          9,935
                                             -----------    -----------    -----------
Gross profit                                       1,050           (230)           820
Operating expenses                                 1,646           (230)         1,416
                                             -----------    -----------    -----------
Operating income (loss)                             (596)            --           (596)
Other income (expense)                               (80)            --            (80)
                                             -----------    -----------    -----------
Pre-tax income (loss)                               (676)            --           (676)
                                             -----------    -----------    -----------
Net income (loss)                            $      (676)   $        --    $      (676)
                                             ===========    ===========    ===========
Net income (loss) per common share diluted   $     (0.15)   $        --    $     (0.15)
                                             ===========    ===========    ===========

(1)      See Note 22 -- Quarterly Financial Data -- Change in Accounting
         Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.





                       I/OMAGIC CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ADJUSTED AND RESTATED)



                                                  AS                           AS ADJUSTED
                                               ADJUSTED(1)    RESTATEMENTS    AND RESTATED
                                              ------------    ------------    ------------
FIRST QUARTER ENDED MARCH 31, 2004               (in thousands, except per share data)
----------------------------------
Net sales                                     $     15,474    $         --    $     15,474
Cost of sales                                       12,925             241          13,166
                                              ------------    ------------    ------------
Gross profit                                         2,549            (241)          2,308
Operating expenses                                   2,349            (241)          2,108
                                              ------------    ------------    ------------
Operating income                                       200              --             200
Other expense                                          (52)             --             (52)
                                              ------------    ------------    ------------
Pre-tax income                                         148              --             148
                                              ------------    ------------    ------------
Net income (loss)                             $        145    $         --    $        145
                                              ============    ============    ============
Net income (loss) per common share, diluted   $       0.03    $         --    $       0.03
                                              ============    ============    ============

SECOND QUARTER ENDED JUNE 30, 2004
----------------------------------
Net sales                                     $      7,490    $         --    $      7,490
Cost of sales                                        6,884             206           7,090
                                              ------------    ------------    ------------
Gross profit                                           606            (206)            400
Operating expenses                                   2,002            (206)          1,796
                                              ------------    ------------    ------------
Operating loss                                      (1,396)             --          (1,396)
Other expense                                          (52)             --             (52)
                                              ------------    ------------    ------------
Pre-tax loss                                        (1,448)             --          (1,448)
                                              ------------    ------------    ------------
Net loss                                      $     (1,447)   $         --    $     (1,447)
                                              ============    ============    ============
Net loss per common share, diluted            $      (0.32)   $         --    $      (0.32)
                                              ============    ============    ============

THIRD QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------
Net sales                                     $      9,947    $         --    $      9,947
Cost of sales                                        9,156             204           9,360
                                              ------------    ------------    ------------
Gross profit                                           791            (204)            587
Operating expenses                                   1,934            (204)          1,730
                                              ------------    ------------    ------------
Operating loss                                      (1,143)             --          (1,143)
Other expense                                          (26)             --             (26)
                                              ------------    ------------    ------------
Pre-tax loss                                        (1,169)             --          (1,169)
                                              ------------    ------------    ------------
Net loss                                      $     (1,169)   $         --    $     (1,169)
                                              ============    ============    ============
Net loss per common share, diluted            $      (0.26)   $         --    $      (0.26)
                                              ============    ============    ============

FOURTH QUARTER ENDED DECEMBER 31, 2004
--------------------------------------
Net sales                                     $     11,486    $         --    $     11,486
Cost of sales                                       11,415             232          11,647
                                              ------------    ------------    ------------
Gross profit                                            71            (232)           (161)
Operating expenses                                   5,635            (232)          5,403
                                              ------------    ------------    ------------
Operating loss                                      (5,564)             --          (5,564)
Other expense                                          (21)             --             (21)
                                              ------------    ------------    ------------
Pre-tax loss                                        (5,585)             --          (5,585)
                                              ------------    ------------    ------------
Net loss                                      $     (5,586)   $         --    $     (5,586)
                                              ============    ============    ============
Net loss per common share, diluted            $      (1.23)   $         --    $      (1.23)
                                              ============    ============    ============

(1)      See Note 22 -- Quarterly Financial Data -- Change in Accounting
         Principle - Reclassification of Shipping and Handling Expense from Cost of Sales to Selling Expense.






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
I/OMagic Corporation
Irvine, California

Our audits of the consolidated financial statements referred to in our report dated February 24, 2006 (included elsewhere in this restated Annual Report on Form 10-K) also included the restated financial statement schedules of I/OMagic
Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of I/OMagic Corporation's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic restated consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 24, 2006, except for Notes 2, 3 and 4, as to which the date is July 9, 2007





                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE       ADDITIONS      ADDITIONS
                                                  BEGINNING OF    CHARGED TO    (DEDUCTIONS)      BALANCE
                                                      YEAR        OPERATIONS    FROM RESERVE    END OF YEAR
                                                  ------------   ------------   ------------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     DECEMBER 31, 2006                            $      3,145   $    293,088   $   (261,233)   $     35,000
     DECEMBER 31, 2005                            $     24,946   $     52,604   $    (74,405)   $      3,145
     DECEMBER 31, 2004                            $     20,553   $    202,654   $   (198,261)   $     24,946

RESERVES FOR PRODUCT RETURNS
     DECEMBER 31, 2006                            $    178,055   $  1,085,458   $   (797,106)   $    466,407
     DECEMBER 31, 2005 (RESTATED)(1)              $    270,706   $  1,350,687   $ (1,443,338)   $    178,055
     DECEMBER 31, 2004 (RESTATED)(1)              $    364,989   $  3,183,261   $ (3,277,544)   $    270,706

RESERVES FOR SALES INCENTIVES AND OTHER RELATED
   SALES COSTS
     DECEMBER 31, 2006                            $  3,526,639   $  6,799,640   $ (7,999,231)   $  2,327,048
     DECEMBER 31, 2005 (RESTATED)(1)              $  3,270,266   $  6,994,575   $ (6,738,202)   $  3,526,639
     DECEMBER 31, 2004 (RESTATED)(1)              $  1,955,621   $ 13,335,546   $(12,020,901)   $  3,270,266

RESERVES FOR OBSOLETE INVENTORY
     DECEMBER 31, 2006                            $     29,690   $    705,023   $   (208,713)   $    526,000
     DECEMBER 31, 2005                            $  1,463,214   $    841,090   $ (2,274,614)   $     29,690
     DECEMBER 31, 2004                            $    505,029   $  2,046,217   $ (1,088,032)   $  1,463,214


(1) See Notes to Consolidated Financial Statements - "Note 2 - Correction of Error for Not Offsetting Reserves for Sales Incentives Against
         Accounts Receivable."

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                 DESCRIPTION
--------------                         --------------------

    3.1 Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)
    3.2 Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (1)
   10.1 Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
   10.2         I/OMagic Corporation 2002 Stock Option Plan (#) (3)
   10.3 Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (4)
   10.4         I/OMagic Corporation 2003 Stock Option Plan (#) (6)
   10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)
   10.6         Form of Indemnification Agreement (8)
   10.7 Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (8)
   10.8         Amended and Restated Agreement between Lung Hwa Electronics Co.
                Ltd., and I/OMagic Corporation, dated July 21, 2005 (12)
   10.9 Loan and Security Agreement between Silicon Valley Bank and I/OMagic Corporation dated January 29, 2007 (13)
   14.1 I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)
   14.2 I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)
   14.3 Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)
   18.1         Preferability Letter (*)
   21.1         Subsidiaries of the Registrant (8)
   23.1 Consent of Independent Registered Public Accounting Firm - Swenson Advisors LLP (*)
   23.2 Consent of Independent Registered Public Accounting Firm - Singer Lewak Greenbaum & Goldstein LLP (*)
   31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
   31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

------------

(*)    Filed herewith.
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3) Incorporated by reference to Registrant's definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(6) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(8) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(9) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 14, 2005 (File No. 000-27267).
(10) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 000-27267).
(11) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 5 filed by the Registrant with the Securities and Exchange Commission on July 1, 2005 (Reg. No. 333-115208).
(12) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 27, 2005 (File No. 000-27267).
(13) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 8, 2007 (File No. 000-27267).
(14) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 15, 2007 (File No. 000-27267).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2007.

                            I/OMAGIC CORPORATION

                            By: /s/ TONY SHAHBAZ
                                ------------------------------------------------
                                Tony Shahbaz
                                Chief Executive Officer, President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                               TITLE                               DATE
    ---------                              -----                               ----

/s/ TONY SHAHBAZ              Chief Executive Officer, President and          July 12, 2007
-------------------------     Secretary (Principle Executive Officer)
Tony Shahbaz

/s/ THOMAS L. GRUBER        Chief Operating Officer and Chief Financial       July 12, 2007
-------------------------   Officer (Principle Accounting and Financial
Thomas L. Gruber            Officer)

/s/ DANIEL YAO              Director                                          July 12, 2007
-------------------------
Daniel Yao

/s/ STEEL SU                Director                                          July 12, 2007
-------------------------
Steel Su

/s/ WILLIAM TING            Director                                          July 12, 2007
-------------------------
William Ting

                         EXHIBITS FILED WITH THIS REPORT
   EXHIBIT
   NUMBER                              DESCRIPTION
------------                         ---------------

   18.1        Preferability Letter

   23.1 Consent of Independent Registered Public Accounting Firm - Swenson Advisors LLP

   23.2 Consent of Independent Registered Public Accounting Firm - Singer Lewak Greenbaum & Goldstein LLP

   31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002