Form 10-Q
period 2007-03-31
I/OMAGIC CORP
filed 2007-08-13
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number: 0-27267

                              I/OMAGIC CORPORATION
             (Exact name of registrant as specified in its charter)


                  NEVADA                                     33-0773180
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


      4 MARCONI, IRVINE, CALIFORNIA                            92618
 (Address of principal executive offices)                    (Zip Code)


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

      As of August 13, 2007, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

================================================================================

                              CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements .................................................1

         Consolidated Balance Sheets as of March 31, 2007
           (unaudited and December 31, 2006 ...................................1

         Consolidated Statements of Operations for the Three Months
             Ended March 31, 2007 and 2006 (unaudited) ........................2

         Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2007 and 2006 (unaudited) ........................3

         Notes to Consolidated Financial Statements ...........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........21

Item 4.  Controls and Procedures .............................................21

Item 4T. Controls and Procedures .............................................24

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................24

Item 1A. Risk Factors ........................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........25

Item 3.  Defaults Upon Senior Securities .....................................25

Item 4.  Submission of Matters to a Vote of Security Holders .................25

Item 5.  Other Information ...................................................25

Item 6.  Exhibits ............................................................25

Signatures ...................................................................26

Exhibits Filed with this Report


                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,          DECEMBER 31,
                                                                              2007                2006
                                                                        ----------------    ----------------
                                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $        79,507     $     1,833,481
   Restricted cash                                                              137,122             893,167
   Accounts receivables, net                                                  4,459,800          11,534,687
   Inventory, net                                                            14,965,117          10,670,916
   Prepaid expenses and other current assets                                    149,168              71,733
                                                                        ----------------    ----------------
       Total current assets                                                  19,790,714          25,003,984

EQUIPMENT, net                                                                  250,581             194,117
TRADEMARKS, net                                                                 344,712             361,944
OTHER ASSETS                                                                     41,928              41,928
                                                                        ----------------    ----------------
       TOTAL ASSETS                                                     $    20,427,935     $    25,601,973
                                                                        ================    ================

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                       $     4,762,645     $     4,380,133
   Accounts payable, accrued expenses and other                               2,740,339           5,521,873
   Accounts payable - related parties                                         6,033,974           7,945,980
   Accrued mail-in rebates                                                      894,044           1,269,996
                                                                        ----------------    ----------------
       Total liabilities                                                     14,431,002          19,117,982
                                                                        ----------------    ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value 10,000,000 shares authorized
     Series A, 1,000,000 shares authorized, no shares issued and
       outstanding                                                                    -                   -
     Series B, 1,000,000 shares authorized, no
       shares issues and outstanding                                                  -                   -
   Common stock, $0.001 par value 100,000,000 shares authorized,
     4,450,292 shares issued and outstanding                                      4,541               4,541
   Additional paid-in capital                                                31,700,886          31,681,409
   Accumulated deficit                                                      (25,708,494)        (25,201,959)
                                                                        ----------------    ----------------
     Total stockholders' equity                                               5,996,933           6,483,991
                                                                        ----------------    ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    20,427,935     $    25,601,973
                                                                        ================    ================


                      See accompanying notes to these consolidated financial statements





                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2007                2006
                                                                        ----------------    ----------------
                                                                          (unaudited)         (unaudited)

NET SALES                                                               $     7,691,165     $     8,993,898
COST OF SALES                                                                 6,795,107           8,211,385
                                                                        ----------------    ----------------
GROSS PROFIT                                                                    896,058             782,513
                                                                        ----------------    ----------------
OPERATING EXPENSES
  Selling, marketing and advertising                                            343,441             531,176
  General and administrative                                                    907,738           1,220,727
  Depreciation and amortization                                                  34,206              46,860
                                                                        ----------------    ----------------
    Total operating expenses                                                  1,285,385           1,798,763
                                                                        ----------------    ----------------
LOSS FROM OPERATIONS                                                           (389,327)         (1,016,250)
OTHER INCOME (EXPENSE)
  Interest income                                                                     -                  91
  Interest expense                                                             (122,288)            (80,139)
  Currency transaction gain (loss)                                                  842              (1,016)
  Other income                                                                    5,038                   -
                                                                        ----------------    ----------------
    Total other income (expense)                                               (116,408)            (81,064)
                                                                        ----------------    ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                         (505,735)         (1,097,314)
PROVISION FOR INCOME TAXES                                                          800                   -
                                                                        ----------------    ----------------
NET LOSS                                                                $      (506,535)    $    (1,097,314)
                                                                        ================    ================
BASIC AND DILUTED LOSS PER SHARE                                        $         (0.11)    $         (0.24)
                                                                        ================    ================
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                         4,540,292           4,528,959
                                                                        ================    ================


                      See accompanying notes to these consolidated financial statements





                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2007                2006
                                                                        ----------------    ----------------
                                                                          (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $      (506,535)    $    (1,097,314)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                16,974              29,627
    Amortization of trademarks                                                   17,232              17,232
    Allowance for doubtful accounts                                                (133)             48,429
    Allowance for product returns                                              (168,095)             56,770
    Reserves for sales incentives                                               296,464          (1,792,705)
    Allowance for obsolete inventory                                            212,620              (8,424)
    Share-based compensation expense                                             19,477              39,558
  Changes in assets and liabilities (net of
    dispositions and acquisitions)
    Accounts receivable                                                       6,946,652           2,684,883
    Inventory                                                                (4,506,821)            162,241
    Prepaid expenses and other current assets                                   (77,435)            122,247
    Accounts payable, accrued expenses and other                             (2,781,534)          1,042,011
    Accounts payable - related parties                                       (1,912,006)         (2,856,744)
    Accrued mail-in rebates                                                    (375,952)            201,428
                                                                        ----------------    ----------------
Net cash used in operating activities                                        (2,819,092)         (1,350,761)
                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash                                                               756,045              13,698
  Equipment additions                                                           (73,439)               (899)
                                                                        ----------------    ----------------
Net cash provided by investing activities                                       682,606              12,799
                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                              382,512              55,305
  Proceeds from sales of common stock                                                 -              54,932
                                                                        ----------------    ----------------
Net cash provided by financing activities                                       382,512             110,237
                                                                        ----------------    ----------------
Net decrease in cash and cash equivalents                                    (1,753,974)         (1,227,725)
Cash and cash equivalents at beginning of period                              1,833,481           4,056,541
                                                                        ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        79,507     $     2,828,816
                                                                        ================    ================
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    INTEREST PAID                                                       $       122,288     $        77,877
                                                                        ================    ================
    INCOME TAXES PAID                                                   $           800     $             -
                                                                        ================    ================


                      See accompanying notes to these consolidated financial statements

                                                     -3-

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

NATURE OF BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary IOM Holdings, Inc. (collectively, the "Company"), develops, manufactures through subcontractors or obtains from suppliers, markets, and sells electronic data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a loss for the quarter ended March 31, 2007 of $506,535 and has experienced losses for the years ended December 31, 2006, 2005 and 2004 of $309,172, $1,818,250 and $8,056,864, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

At March 31, 2007, the Company had cash and cash equivalents of $79,507. The Company currently has almost no amounts available to it for borrowing under its credit facility with Silicon Valley Bank. In addition, as of August 10, 2007, the Company had only $403,000 of cash on hand. Accordingly, as of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient liquidity to fund its operating needs for the next twelve months.

The Company's plans for correcting these deficiencies include negotiating extended payment terms with the Company's related-party suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company's sales channels. If, however, the Company's capital requirements or cash flow vary materially from its current projections, if the Company is unable to successfully negotiate extended payment terms on amounts owed to related-party suppliers, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of March 31, 2007, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The report of the Company's independent registered public accounting firm contained in the Company's financial statements as of and for the year ended December 31, 2006 includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

The unaudited consolidated financial statements include IOM Holdings, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

NOTE 3 - CONCENTRATION OF RISK

RETAILERS

During first quarter of 2007, the Company's most significant retailers were Staples, Circuit City, Office Max and Office Depot. Collectively, these four retailers accounted for 91.2% of the Company's net sales in the first quarter of 2007. During the first quarter of 2006, the Company's most significant retailers were Staples, Office Depot, Costco and CompUSA. Collectively, these four retailers accounted for 82.5% of the Company's net sales in the first quarter of 2006.

RELATED PARTIES

During the three months ended March 31, 2007, the Company purchased inventory from two related-parties, Lung Hwa Electronics and BTC USA, an affiliate of Behavior Tech Computer Corp, in amounts totaling $2,354,088 and $768,648, which represented 22% and 7.5% of total inventory purchased, respectively. As of March 31, 2007, there were $5,282,058 and $751,916, respectively, in trade payables outstanding to these related-parties.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 and December 31, 2006 consisted of the following:

                                                   MARCH 31,     DECEMBER 31,
                                                     2007            2006
                                                --------------  --------------
    Accounts receivable                         $   7,416,490   $  14,363,142
    Less: Allowance for doubtful accounts             (34,867)        (35,000)
          Allowance for product returns              (371,540)       (466,407)
          Reserve for sales incentives               (222,752)       (295,981)
          Accrued point-of-sale rebates            (1,610,057)     (1,381,087)
          Accrued market development funds,
            cooperative advertising costs
            and cross dock fees                      (717,474)       (649,980)
                                                --------------  --------------
      TOTAL                                     $   4,459,800   $  11,534,687
                                                ==============  ==============

NOTE 5 - INVENTORY

Inventory as of March 31, 2007 and December 31, 2006 consisted of the following:

                                                   MARCH 31,     DECEMBER 31,
                                                     2007            2006
                                                --------------  --------------
    Component parts                             $   1,166,160   $     870,484
    Finished goods--warehouse                       5,576,753       3,164,825
    Finished goods--consigned                       8,960,824       7,161,607
                                                --------------  --------------
                                                   15,703,737      11,196,916
    Less: Allowance for obsolete and
            slow-moving inventory                    (738,620)       (526,000)
                                                --------------  --------------
      TOTAL                                     $  14,965,117   $  10,670,916
                                                ==============  ==============

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

NOTE 6 - EQUIPMENT

Equipment as of March 31, 2007 and December 31, 2006 consisted of the following:

                                                   MARCH 31,     DECEMBER 31,
                                                     2007            2006
                                                --------------  --------------
    Computer equipment and software             $     975,523   $     966,170
    Warehouse equipment                               133,098          69,013
    Office furniture and equipment                    236,007         236,007
    Vehicles                                           74,742          74,742
    Leasehold improvements                            106,633         106,633
                                                --------------  --------------
                                                    1,526,003       1,452,565
    Less: Accumulated depreciation                 (1,275,422)     (1,258,448)
                                                --------------  --------------
      TOTAL                                     $     250,581   $     194,117
                                                ==============  ==============

For the three months ended March 31, 2007, depreciation and amortization expense was $34,206.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - TRADEMARKS

Trademarks as of March 31, 2007 and December 31, 2006 consisted of the following:

                                                   MARCH 31,     DECEMBER 31,
                                                     2007            2006
                                                --------------  --------------

    Trademarks                                  $     499,800   $     499,800
    Less: Amortization                               (155,088)       (137,856)
                                                --------------  --------------
      TOTAL                                     $     344,712   $     361,944
                                                ==============  ==============

Amortization expense on these intangible assets was $17,232 for each of the quarters ended March 31, 2007 and 2006. Amortization expense related to these intangible assets at March 31, 2007 in each of the next five fiscal years and beyond is as follows:

                Remainder of 2007               $     51,696
                2008                                  68,928
                2009                                  68,928
                2010                                  68,928
                2011                                  68,928
                2012                                  17,304
                                                -------------
                                                $    344,712
                                                =============

NOTE 8 - LINE OF CREDIT

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

The outstanding balance with Silicon Valley Bank as of August 10, 2007 was $3,179,630. As of August 10, 2007, no amounts were available to the Company for borrowing.

NOTE 9 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

Effective April 29, 2005, the Company entered into a trade credit facility with a related party, Lung Hwa Electronics Co. Ltd., whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. During the three months ended March 31, 2007, the Company purchased $2.3 million of inventory under this arrangement. As of March 31, 2007, there were $5,282,058 in trade payables outstanding under this arrangement. As of March 31, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to Lung Hwa Electronics to retire the balance due at March 31, 2007 over the next six months. At the date of filing of this report the Company expects to meet the proposed payments.

In February 2003, the Company entered into an agreement with a related party, whereby the related party, Behavior Tech Computer Corp. and its affiliated companies, agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the three months ended March 31, 2007, the Company purchased $786,648 of inventory under this arrangement. As of March 31, 2007, there were $751,916 in trade payables outstanding under this arrangement. At March 31, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to Behavior Tech Computer Corp. to retire the balance due at March 31, 2007 over the next ten weeks and at the date of filing of this report the Company expects to meet the proposed payments.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

OTHER CONTRACTUAL OBLIGATIONS

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See "Note 15--Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 11 - SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has also applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has a 2002 Stock Option Plan (the "2002 Plan") and a 2003 Stock Option Plan (the "2003 Plan"). The 2002 Plan and 2003 Plan are collectively referred to as the "Plans." The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively. The Plans are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

During the three months ended March 31, 2007, 150,000 warrants expired.

As of March 31, 2007, there were options to acquire 354,850 shares of common stock issued to employees and directors that were outstanding under the Plans.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of March 31, 2007 were as follows:

                                                   WEIGHTED-
                                      WEIGHTED-     AVERAGE
                                       AVERAGE     REMAINING
                         NUMBER OF    EXERCISE    CONTRACTUAL     INTRINSIC
    OPTIONS                SHARES      PRICE      LIFE (YEARS)    VALUE(1)
    ------------------  -----------  ----------  -------------  ------------
    Outstanding            354,850   $    3.09        3.43      $ 1,096,487
    Expected to vest       351,425   $    3.09        3.43      $ 1,085,903
    Exercisable            266,600   $    3.12        3.36      $   831,792

    ----------
    (1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the three months ended March 31, 2007 and 2006. No cash was received from the exercise of stock options for the quarter ended March 31, 2007 and $54,932 was received from the exercise of stock options for the quarter ended March 31, 2006. As of March 31, 2007, there was $153,279 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over the weighted-average period of 2.6 years.

Share-based compensation expense was $19,477 and $39,558, for the three months ended March 31, 2007 and 2006, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or general and administrative expenses depending on the job function of the employee.

NOTE 12 - INCOME TAXES

The Company is required to file federal and state tax returns in the United States. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company ("uncertain tax positions") and therefore require the Company to pay additional taxes. The Company prepares an accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As required, through December 31, 2006, the Company analyzed and determined no accrual was required for uncertain tax positions based upon SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company was required to adopt and implement the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, which requires Company's to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized no charge for uncertain tax positions.

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of March 31, 2007, the valuation allowance for deferred tax assets totaled $13,322,379.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28,406,923 and $17,592,239, respectively, that expire through 2026 and 2016, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to changes in ownership.

FIN 48 not only impacts the amount of Company's accrual for uncertain tax positions but it also impacts the manner in which such accruals should be classified in Company's financial statements. In connection with the implementation of FIN 48, and if an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company's net deferred tax assets and liabilities.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2007 and December 31, 2006, the Company had no accrual for the payment of interest and penalties

The Company is subject to federal taxation and taxation in various states. With few exceptions, the Company is no longer subject to United States federal, state or local, or non-United States income tax examination by tax authorities for tax years before 2001.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - LOSS PER SHARE

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, both basic and diluted weighted-average shares outstanding are the same in periods when a net loss is reported as indicated in the quarters ending March 31, 2007 and 2006.

NOTE 14 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the three months ended March 31, 2007 and 2006 were in the United States.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 may have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that an entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on its financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

      We sell electronic data storage, digital entertainment and personal computer, or PC, peripheral products. We sell our products in the United States and Canada, together known as the North American retail marketplace.

      Our product offerings predominantly consist of both mobile and desktop magnetic data storage products and optical data storage products. Our mobile magnetic data storage products, which we call our Data-to-Go(TM) products, consist of compact and mobile universal serial bus, or USB, hard disk drives that plug into any standard USB port and that provide from 8 gigabytes, or 8,000 megabytes, to up to 160 gigabytes, or 160,000 megabytes of storage capacity. We designed our Data-to-Go(TM) products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our desktop magnetic data storage products, which we call our GigaBank(TM) products, require an independent power source and offer storage capacities ranging from 250 gigabytes, or 250,000 megabytes, to up to 1 terabyte, or 1,000,000 megabytes. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with PCs. Although we have sold various media in the past, such as floppy disks and CDs, we do not currently sell media products. We also sell digital entertainment and other products.

      We sell our products through computer, consumer electronics and office supply superstores and other major North American retailers, including Best Buy Canada, Circuit City, CompUSA, Costco, Fred Meyer Stores, Micro Center, Office Depot, Office Max, RadioShack, Staples, Tech Data and Target. Our retailers sell our products in retail locations throughout North America. W e also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall, Home Shopping Network and Tiger Direct, predominantly through distribution by Tech Data.

      During the first quarter of 2007, our most significant retailers were Staples, Circuit City, Office Max and Office Depot. Collectively, these four retailers accounted for 91.2% of our net sales during the first quarter of 2007. During first quarter of 2006, our most significant retailers were Staples, Office Depot, Costco and CompUSA. Collectively, these four retailers accounted for 82.5% of our net sales during the first quarter of 2006.

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

      We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa. Both BTC and Lung Hwa provide us with significant trade lines of credit. We believe that BTC is among the largest optical storage drive manufacturers in the world and Lung Hwa is a major supplier of USB hard disk drives, including some of our GigaBank(TM) products, as well as a major manufacturer of digital entertainment products. Certain of these subcontract manufacturers and suppliers provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms which allow us to utilize more capital resources for other aspects of our business. See "Liquidity and Capital Resources."

RECENT DEVELOPMENTS

      Notwithstanding the following discussion of our financial performance for the three months ended March 31, 2007, over the course of the past several months and through most of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

      The table presented below, which compares our results of operations from one period to another, presents the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

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


                                      Three Months Ended       Dollar       Percentage        Results as a
(in thousands)                              March 31,         Variance       Variance         Percentage of
                                      -------------------     Favorable      Favorable          Net Sales
                                        2007       2006     (Unfavorable)  (Unfavorable)     2007       2006
                                      --------   --------   -------------  -------------   --------   --------
Net sales                             $ 7,691    $ 8,994    $     (1,303)        (14.5)%    100.0%     100.0%
Cost of sales                           6,795      8,211           1,416          17.2%      88.3%      91.3%
                                      --------   --------   -------------  -------------   --------   --------
Gross profit                              896        783             113          14.5%      11.7%       8.7%
Selling, marketing and advertising
  expenses                                343        531             188          35.4%       4.5%       5.9%
General and administrative expenses       908      1,221             313          25.6%      11.8%      13.6%
Depreciation and amortization              34         47              13          27.7%       0.4%       0.5%
                                      --------   --------   -------------  -------------   --------   --------
Operating loss                           (389)    (1,016)            627          61.7%      (5.1)%    (11.3)%
Net interest expense                      122         80             (42)        (52.1)%      1.6%       0.9%
Other income (expense)                      5         (1)             (6)        600.0%       0.1%       0.0%
                                      --------   --------   -------------  -------------   --------   --------
Loss from operations before
  provision for income taxes             (506)    (1,097)            591         (53.9)%     (6.6)%    (12.2)%
Income tax provision                        1          -              (1)        100.0%       0.0%       0.0%
                                      --------   --------   -------------  -------------   --------   --------
Net loss                              $  (507)   $(1,097)   $        590         (53.8)%     (6.6)%    (12.2)%
                                      ========   ========   =============  =============   ========   ========

      NET SALES. Net sales decreased by $1,303,000, or 14.5%, to $7,691,000 in the first quarter of 2007 as compared to $8,994,000 in the first quarter in 2006. A combination of factors affected our net sales, including a $2.7 million decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 63% to $1.6 million, or 22% of our net sales, in the first quarter of 2007 as compared to $4.3 million, or 48% of our net sales, in the first quarter of 2006. Sales of our CD- and DVD-based products continued to decline in the first quarter of 2007 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by 28% to $3.3 million, or 45% of our net sales, in the first quarter of 2007 as compared to $4.6 million, or 51% of our net sales, in the first quarter of 2006, which was partially offset by an increase in net sales of our desk-top data storage products during the first quarter of 2007 of $2.4 million, or 33% of our net sales, as compared to none for the first quarter of 2006.

      In addition, our overall product return rate was 7.3% in the first quarter of 2007 compared to 9.9% in the first quarter of 2006. The decline in our overall product return rate resulted from an increase in sales of our desktop magnetic data storage products in the first quarter of 2007 compared to the first quarter of 2006, which generally have lower rates of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 15.7%, all of which were offset against gross sales, in the first quarter of 2007 compared to 21.6% in the first quarter of 2006. The decline in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from an increase in sales of our desktop magnetic data storage products, which experienced less market pressure for these promotions, and a decrease in sales of our optical data storage products, which experienced higher market pressure for these promotions.

      The reductions in our overall product return rate and our sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively, partially offset the decrease in our net sales resulting from lower sales of our optical data storage products and our mobile data storage products.

      GROSS PROFIT. Gross profit increased by $113,000, or 14.5%, to $896,000 in the first quarter of 2007 as compared to $783,000 in the first quarter in 2006. The increase in gross profit primarily resulted from an increase in net sales. Our gross profit margin as a percentage of net sales increased to 11.7% in the first quarter of 2007 as compared to 8.7% in the first quarter of 2006. The increase in our gross profit margin predominantly resulted from higher gross margins as a result of the significant reduction in promotion expenses which were partially offset by increased production costs and lower unit selling prices for our magnetic data storage products. Lower unit selling prices of our magnetic data storage products were caused by competitive pricing pressures.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $188,000, or 35%, to $343,000 in the first quarter of 2007 as compared to $531,000 in the first quarter in 2006. This decrease was primarily due to a $76,000 decrease in trade show and other sales expenses, a $25,000 decrease in outside sales commissions, and a $91,000 decrease in shipping and handling costs as a result of lower sales.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $313,000, or 30%, to $848,000 in the first quarter of 2007 as compared to $1,221,000 in the first quarter in 2006. This decrease was primarily due to a $197,000 decrease in legal fees related to prior year litigation expenses, a $64,000 decrease in audit fees, a $50,000 decrease in insurance expenses, a $56,000 decrease in bad debt expense, and a $19,000 decrease in share-based compensation expense, all of which were partially offset by a $28,000 increase in travel expenses, a $53,000 increase in outside services expenses, a $50,000 increase in fees for early termination of a credit facility, a $25,000 increase in fees to initiate our Silicon Valley Bank credit facility, and a $11,000 increase in information technology support.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $13,000, or 28%, to $34,000 in the first quarter of 2007 as compared to $47,000 in the first quarter in 2006. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since the first quarter of 2006.

      NET INTEREST EXPENSE. Net interest expense increased by $41,000, or 51%, to $121,000 in the first quarter of 2007 as compared to $80,000 in the first quarter in 2006. This increase primarily resulted from higher borrowings on our line of credit and higher effective rates of interest on those borrowings in the first quarter of 2007 as compared to the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of March 31, 2007, we had working capital of $5.4 million, an accumulated deficit of $25.8 million, $80,000 in cash and cash equivalents and $4.5 million in net accounts receivable. This compares with working capital of $5.9 million, an accumulated deficit of $25.2 million, $1.8 million in cash and cash equivalents and $11.5 million in net accounts receivable as of December 31, 2006. For the first quarter of 2007, our cash decreased $1.7 million, or 94%, from $1.8 million to $80,000 as compared to a decrease of $1.3 million, or 32%, for the first quarter of 2006 from $4.1 million to $2.8 million.

      We currently have no amounts available to us for borrowing under our credit facility with Silicon Valley Bank. In addition, as of August 10, 2007, we had only $403,000 of cash on hand. As a result of our financial condition, our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. We are presently experiencing a lack of liquidity that we believe will be resolved in part once we are able to negotiate extended payment terms on amounts owed to Behavior Tech Computer (USA) Corp., or BTC USA, and Lung Hwa Electronics. We also expect that our liquidity will improve following timely collection of existing accounts receivable and sell-through of inventory currently in our sales channels. We have experienced similar short-term liquidity issues in the past and have been successful in negotiating extended payment terms on amounts owed to BTC USA and Lung Hwa Electronics, which we believe has enabled us to continue to operate our business substantially without ill effects resulting from lack of liquidity. We believe that, as in the past, we again will be able to successfully resolve our short-term liquidity issues without significant adverse effects on our business.

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

      Over the course of the past several months and through most of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

      Our consolidated financial statements as of and for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

      Cash used in our operating activities totaled $2.8 million during the first quarter of 2007 as compared to $1.4 million during the first quarter of 2006, and resulted primarily from the following combination of factors:

      o a $2.8 million decrease in accounts payable caused by the payment of outstanding invoices;

      o a $1.9 million decrease in accounts payable - related parties, caused by the payment of outstanding invoices;

      o     a $376,000 decrease in mail-in rebates;

      o     a $4.5 million increase in inventory;

      o     a $77,000 increase in prepaid expenses; and

      o     a $168,000 decrease in our allowance for product returns.

      These decreases in cash were partially offset by:

      o     a $591,000 decrease in net loss;

      o a $6.9 million decrease in accounts receivable resulting from normal collections and lower sales in the first quarter of 2007 compared to the first quarter of 2006;

      o     a $213,000 increase in our allowance for obsolete inventory; and

      o     a $296,000 increase in our reserve for sales incentives.

      Cash provided by our investing activities totaled $683,000 during the first quarter of 2007 as compared to cash provided by investing activities of $13,000 during the first quarter of 2006. Our investing activities during the first quarter of 2007 consisted of a $756,000 decrease in restricted cash related to our line of credit and $73,000 in purchases of property and equipment. Our investing activities during the first quarter of 2006 consisted of a $14,000 decrease in restricted cash related to our line of credit and nominal purchases of property and equipment.

      Cash provided by our financing activities totaled $383,000 during the first quarter of 2007 as compared to $110,000 for the first quarter of 2006. We had $383,000 in net borrowings on our line of credit in the first quarter of 2007 compared to $55,000 of net borrowings on our line of credit in the first quarter of 2006. We also received proceeds of $55,000 from the exercise of stock options in the first quarter of 2006.

      On March 9, 2005, we entered into an asset-based line of credit with GMAC Commercial Finance, or GMAC. Our asset-based line of credit with GMAC was to expire on January 15, 2007 and allowed us to borrow up to $5.0 million.

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

      As of March 31, 2007, we owed Silicon Valley Bank approximately $4.8 million and had no amounts available for borrowing under our credit facility. The outstanding balance with Silicon Valley Bank as of August 10, 2007 was $3,179,630. We had no amounts available to us for borrowing as of that date.

      On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa Electronics has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa Electronics or manufactured by third parties, in which case we use Lung Hwa Electronics as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa Electronics, the payment terms are 120 days following the date of invoice by Lung Hwa Electronics. Lung Hwa Electronics charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa Electronics, the payment terms are 90 days following the date of invoice by Lung Hwa Electronics. We are to pay Lung Hwa Electronics, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa Electronics as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of March 31, 2007, we owed Lung Hwa Electronics $5,282,058 in trade payables. As of March 31, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to Lung Hwa Electronics to retire the balance due at March 31, 2007 over the next six months and at the date of filing this report we expect to meet the proposed payments.

      In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of March 31, 2007, we owed BTC USA $751,916 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. At March 31, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to BTC USA to retire the balance due at March 31, 2007 over the next ten weeks and at the date of filing this report we expect to meet the proposed payments.

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

      Our net loss decreased by approximately 25% to $507,000 in the first quarter of 2007 from $1.1 million in the first quarter of 2006. If our net losses continue or increase, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      The disclosure requirements and impacts of new accounting pronouncements are described in "Note 15--Recent Accounting Pronouncements" of the notes to consolidated financial statements contained elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our operations were not subject to commodity price risk during the three months ended March 31, 2007. We had no sales to any foreign country in the first quarter of 2007, and thus we experienced no foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

      A material weakness is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility of leading to a material misstatement that will not be prevented or detected on a timely basis. A significant deficiency, which is less severe than a material weakness yet merits attention of those responsible for the oversight of the company's financial reporting, is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a reasonable possibility that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

      Management has identified the following material weaknesses which caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

      Management evaluated, in the second quarter of 2007 and as of March 31, 2007, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2007 and as of March 31, 2007, that the control deficiency that resulted in the incorrect accounting methodologies pertaining to (a) our accounting for reserves for sales incentives, and (b) our accounting for direct labor and production expenses related to production and handling of our products, represented a material weakness.

      2. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2006. Management evaluated, in the second quarter of 2007 and as of March 31, 2007, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2007 and as of March 31, 2007, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

      3. We did not adequately segregate the duties of different personnel within our accounting group. Activities that were not adequately segregated included the processing and review of product rebate submissions and the issuing of checks for product rebate payments. Partly as a result of our inadequate segregation of duties, we believe that an ex-employee was able to embezzle, through repeated issuances of product rebate checks in the name of the ex-employee's spouse, the total approximate amount of $40,000 over the course of a 5-year period. Management evaluated, in the third quarter of 2007 and as of March 31, 2007, the impact of our inadequate segregation of duties on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2007 and as of March 31, 2007, that, although immaterial from a financial perspective, the control deficiency that resulted in our inadequate segregation of duties represented a material weakness.

      To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

   REMEDIATION OF MATERIAL WEAKNESSES

      To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to March 31, 2007, in the periods specified below, which correspond to the two material weaknesses identified above:

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

      Management believes that the remediation described in item 1 immediately above has, as of the filing of this report, remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

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

      3. We have addressed our failure to adequately segregate the duties of different personnel within our accounting group through revised procedures and staff training. As noted above, activities that were not adequately segregated included the processing and review of product rebate submissions and the issuing of checks for product rebate payments. In the third quarter of 2007, we began requiring that the processing and review of product rebate submissions and the issuing of checks for product rebate payments be conducted by at least three distinct individuals, one of whom processes product rebate submissions, one of whom reviews the results of the processing of product rebate submissions and one of whom issues checks for product rebate payments.

      Management believes that the remediation described in item 3 immediately above has, as of the filing of this report, remediated the corresponding material weakness also described above. Management believes that our capital or other expenditures associated with this remediation were negligible.

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 4T.  CONTROLS AND PROCEDURES

      Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

   HORWITZ & BEAM

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

ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

Exhibit
Number      Description
------      -----------

10.1 Loan and Security Agreement dated February 2, 2007 between I/OMagic Corporation, IOM Holdings, Inc. and Silicon Valley Bank (2)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-----------------
(1)   Filed herewith.
(2) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 8, 2007 (File No. 000-27267).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                I/OMAGIC CORPORATION


Dated: August 13, 2007          By: /s/ Thomas L. Gruber
                                    --------------------------------------------
                                    Thomas L. Gruber, Chief Financial Officer
                                    (principal financial and accounting officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number      Description
------      -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002