Form 10-Q
period 2007-06-30
I/OMAGIC CORP
filed 2007-08-16
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2007

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

      As of August 16, 2007, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements .................................................1

         Consolidated Balance Sheets as of June 30, 2007 (unaudited) and
             December 31, 2006.................................................1

         Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 2007 and 2006 (unaudited)..........................2

         Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2007 and 2006 (unaudited)..........................3

         Notes to Consolidated Financial Statements............................4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........22

Item 4.  Controls and Procedures .............................................23

Item 4T. Controls and Procedures .............................................26

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................26

Item 1A. Risk Factors ........................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........27

Item 3.  Defaults Upon Senior Securities .....................................27

Item 4.  Submission of Matters to a Vote of Security Holders .................27

Item 5.  Other Information ...................................................27

Item 6.  Exhibits.............................................................27

Signatures ...................................................................28

Exhibits Filed with this Report

                                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,       DECEMBER 31,
                                                                                2007             2006
                                                                           ---------------  --------------
                                                                            (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $       816,248  $    1,833,481
   Restricted cash                                                                  23,434         893,167
   Accounts receivables, net                                                     3,243,129      11,534,687
   Inventory, net                                                               11,179,049      10,670,916
   Prepaid expenses and other current assets                                       178,697          71,733
                                                                           ---------------  --------------
       Total current assets                                                     15,440,557      25,003,984

EQUIPMENT, net                                                                     282,534         194,117
TRADEMARKS, net                                                                    327,480         361,944
OTHER ASSETS                                                                        41,928          41,928
                                                                           ---------------  --------------
       TOTAL ASSETS                                                        $    16,092,499  $   25,601,973
                                                                           ===============  ==============

                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                          $     3,784,718  $    4,380,133
   Accounts payable, accrued expenses and other                                  2,244,739       5,521,873
   Accounts payable - related parties                                            4,383,276       7,945,980
   Accrued mail-in rebates                                                         507,180       1,269,996
                                                                           ---------------  --------------
       Total liabilities                                                        10,919,913      19,117,982
                                                                           ---------------  --------------

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 authorized, no shares outstanding                         -               -
   Common stock, 100,000,000 authorized, 4,540,292 issued and
     outstanding                                                                     4,541           4,541
   Additional paid-in capital                                                   31,716,138      31,681,409
   Accumulated deficit                                                         (26,548,093)    (25,201,959)
                                                                           ---------------  --------------
      Total stockholders' equity                                                 5,172,586       6,483,991
                                                                           ---------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    16,092,499  $   25,601,973
                                                                           ===============  ==============


                      See accompanying notes to these consolidated financial statements


                                              I/OMAGIC CORPORATION AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)


                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                               2007             2006               2007             2006
                                                          --------------   --------------     --------------   --------------

NET SALES                                                 $    6,487,868   $    9,881,740     $   14,179,033   $   18,875,639
COST OF SALES                                                  5,984,302        8,548,319         12,779,406       16,759,704
                                                          --------------   --------------     --------------   --------------
GROSS PROFIT                                                     503,566        1,333,421          1,399,627        2,115,935
                                                          --------------   --------------     --------------   --------------
OPERATING EXPENSES
     Selling, marketing and advertising                          264,343          516,092            607,784        1,047,268
     General and administrative                                  932,287        2,349,429          1,840,027        3,570,158
     Depreciation and amortization                                35,393           44,062             69,600           90,921
                                                          --------------   --------------     --------------   --------------
         Total operating expenses                              1,232,023        2,909,583          2,517,411        4,708,347
                                                          --------------   --------------     --------------   --------------
LOSS FROM OPERATIONS                                            (728,457)      (1,576,162)        (1,117,784)      (2,592,412)
                                                          --------------   --------------     --------------   --------------
OTHER INCOME (EXPENSE)
     Interest income                                                   1               14                  5              106
     Interest expense                                           (110,907)         (91,582)          (233,195)        (171,722)
     Currency transaction gain (loss)                               (853)           3,500                (11)           2,484
     Other income                                                    617        2,375,000              5,651        2,375,000
                                                          --------------   --------------     --------------   --------------
         Total other income (expense)                           (111,142)       2,286,932           (227,550)       2,205,868
                                                          --------------   --------------     --------------   --------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (839,599)         710,770         (1,345,334)        (386,544)
PROVISION FOR INCOME TAXES                                             -              800                800              800
                                                          --------------   --------------     --------------   --------------
NET INCOME (LOSS)                                         $     (839,599)  $      709,970     $   (1,346,134)  $     (387,344)
                                                          ==============   ==============     ==============   ==============

BASIC AND DILUTED INCOME (LOSS) PER SHARE                 $        (0.18)  $         0.16     $        (0.30)  $        (0.09)
                                                          ==============   ==============     ==============   ==============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING          4,540,292        4,539,896          4,540,292        4,534,458
                                                          ==============   ==============     ==============   ==============


                               See accompanying notes to these consolidated financial statements


                                        I/OMAGIC CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   2007                2006
                                                                              ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $    (1,346,134)    $      (387,344)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                   35,136              56,457
       Amortization of trademarks                                                      34,464              34,464
       Allowance for doubtful accounts                                                   (133)             36,142
       Allowance for product returns                                                 (120,642)            (64,589)
       Reserves for sales incentives                                                 (573,959)         (1,809,730)
       Allowance for obsolete inventory                                              (289,709)             14,082
       Share-based compensation expense                                                34,728              84,664
       Capitalized offering costs                                                           -           1,218,655
    Changes in assets and liabilities (net of dispositions
         and acquisitions)
       Accounts receivable                                                          8,986,290           4,023,748
       Inventory                                                                     (218,424)         (2,444,787)
       Prepaid expenses and other current assets                                     (106,964)            116,269
       Other assets                                                                         -             (11,334)
       Accounts payable, accrued expenses and other                                (3,277,131)           (561,064)
       Accounts payable - related parties                                          (3,562,704)         (1,711,517)
       Accrued mail-in rebates                                                       (762,816)            (66,796)
                                                                              ---------------     ---------------
Net cash used in operating activities                                              (1,167,998)         (1,472,680)
                                                                              ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Restricted cash                                                                   869,733              18,557
    Equipment additions                                                              (123,553)            (15,318)
                                                                              ---------------     ---------------
Net cash provided by investing activities                                             746,180               3,239
                                                                              ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on line of credit                                                 (595,415)         (1,286,478)
    Proceeds from sales of common stock                                                     -              62,432
                                                                              ---------------     ---------------
Net cash used in financing activities                                                (595,415)         (1,224,046)
                                                                              ---------------     ---------------
Net decrease in cash and cash equivalents                                          (1,017,233)         (2,693,487)
Cash and cash equivalents at beginning of period                                    1,833,481           4,056,541
                                                                              ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       816,248     $     1,363,054
                                                                              ===============     ===============
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       INTEREST PAID                                                          $       296,928     $       168,175
                                                                              ===============     ===============
       INCOME TAXES PAID                                                      $           800     $           800
                                                                              ===============     ===============

                         See accompanying notes to these consolidated financial statements

                                                        -3-

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

NATURE OF BUSINESS

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary IOM Holdings, Inc. (collectively, the "Company"), develops, manufactures through subcontractors or obtains from suppliers, markets and sells electronic data storage and digital entertainment products for the consumer electronics market. The Company sells its products in the United States and Canada to distributors and retailers.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a loss for the six months ended June 30, 2007 of $1,346,134 and has experienced losses for the years ended December 31, 2006, 2005 and 2004 of $309,172, $1,818,250 and $8,056,864, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

At June 30, 2007, the Company had cash and cash equivalents of $816,248. The Company currently has almost no amounts available to it for borrowing under its credit facility with Silicon Valley Bank. In addition, as of August 10, 2007, the Company had only $403,000 of cash on hand. Accordingly, as of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient liquidity to fund its operating needs for the next twelve months.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2007, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The report of the Company's independent registered public accounting firm contained in the Company's financial statements as of and for the year ended December 31, 2006, dated July 9, 2007, includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

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

NOTE 3 - CONCENTRATION OF RISK

RETAILERS

During the six months ended June 30, 2007, the Company's most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 86.4% of the Company's net sales in the first six months of 2007. During the six months ended June 30, 2006, the Company's most significant retailers were Staples, Office Depot, Costco and Circuit City. Collectively, these four retailers accounted for 77.4% of the Company's net sales in the first six months of 2006.

RELATED PARTIES

During the six months ended June 30, 2007, the Company purchased inventory from two related-parties, Lung Hwa Electronics Co. Ltd. ("Lung Hwa") and BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), in amounts totaling $2.0 million and $1.2 million, respectively, which represented 16.5% and 9.7% of total inventory purchases during the period, respectively. As of June 30, 2007, there were $3,639,786 and $743,490, respectively, in trade payables outstanding to the related-parties.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2007 and December 31, 2006 consisted of the following:

                                                                           JUNE 30,          DECEMBER 31,
                                                                             2007               2006
                                                                       ----------------   ----------------
        Accounts receivable                                            $      5,376,851   $     14,363,142
        Less:  Allowance for doubtful accounts                                  (34,867)           (35,000)
               Allowance for product returns                                   (345,765)          (466,407)
               Reserve for sales incentives                                    (229,472)          (295,981)
               Accrued point-of-sale rebates                                   (688,770)        (1,381,087)
               Accrued market development funds, cooperative
                  advertising costs and cross dock fees                        (834,848)          (649,980)
                                                                       ----------------   ----------------
           TOTAL                                                       $      3,243,129   $     11,534,687
                                                                       ================   ================

NOTE 5 - INVENTORY

Inventory as of June 30, 2007 and December 31, 2006 consisted of the following:

                                                                           JUNE 30,          DECEMBER 31,
                                                                             2007               2006
                                                                       ----------------   ----------------

        Component parts                                                $      1,458,408   $        870,484
        Finished goods--warehouse                                             2,579,050          3,164,825
        Finished goods--consigned                                             7,377,882          7,161,607
                                                                       ----------------   ----------------
                                                                             11,415,340         11,196,916

        Less:  Allowance for obsolete and slow-moving inventory                (236,291)          (526,000)
                                                                       ----------------   ----------------
             TOTAL                                                     $     11,179,049   $     10,670,916
                                                                       ================   ================

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

NOTE 6 - EQUIPMENT

Equipment as of June 30, 2007 and December 31, 2006 consisted of the following:

                                                                           JUNE 30,          DECEMBER 31,
                                                                             2007               2006
                                                                       ----------------   ----------------
         Computer equipment and software                               $        975,523   $        966,170
         Warehouse equipment                                                    138,065             69,013
         Office furniture and equipment                                         281,155            236,007
         Vehicles                                                                74,742             74,742
         Leasehold improvements                                                 106,633            106,633
                                                                       ----------------   ----------------
                                                                              1,576,118          1,452,565
         Less:  Accumulated depreciation                                     (1,293,584)        (1,258,448)
                                                                       ----------------   ----------------
             TOTAL                                                     $        282,534   $        194,117
                                                                       ================   ================

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2007 and 2006, depreciation and amortization expense was $35,136 and $56,457, respectively.

NOTE 7 - TRADEMARKS

Trademarks as of June 30, 2007 and December 31, 2006 consisted of the following:

                                           JUNE 30,          DECEMBER 31,
                                             2007               2006
                                       ----------------   ----------------

      Trademarks                       $        499,800   $        499,800
      Less:  Amortization                      (172,320)          (137,856)
                                       ----------------   ----------------
         TOTAL                         $        327,480   $        361,944
                                       ================   ================

Amortization expense on these intangible assets was $34,464 for the six months ended June 30, 2007 and 2006. Amortization expense related to these intangible assets at June 30, 2007 in each of the next five fiscal years and beyond is as follows:

              Remainder of 2007                    $     34,464
              2008                                       68,928
              2009                                       68,928
              2010                                       68,928
              2011                                       68,928
              2012                                       17,304
                                                   ------------
                                                   $    327,480
                                                   ============

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility is subject to a financial covenant on a consolidated basis measuring the tangible net worth of the Company for each month ending after February 28, 2007, which must be at least $4,750,000, plus (i) 50% of all consideration received by the Company for sales of equity securities and issuances of subordinated debt, plus (ii) 50% of the Company's net income, if any, for each fiscal quarter. "Tangible net worth" is defined as the consolidated total assets of the Company and its subsidiaries, minus (a) any amounts attributable to (1) goodwill, (2) intangible items, and (3) notes, accounts receivable and other obligations owing to the Company from its officers and affiliates, and reserves not already deducted from assets, minus (b) total liabilities, plus (c) subordinated debt.

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

NOTE 9 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, Lung Hwa, whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the six months ended June 30, 2007, the Company purchased $2.0 million of inventory under this arrangement. As of June 30, 2007, there were $3,639,786 in trade payables outstanding under this arrangement. As of June 30, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to Lung Hwa to retire the balance due at June 30, 2007 over six months. As of the date of filing of this report the Company expects to meet the proposed payments.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2003, the Company entered into an agreement with a related party, whereby the related party, BTC, one of our significant stockholders, and its affiliated companies, agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the six months ended June 30, 2007, the Company purchased $1.2 million of inventory under this arrangement. As of June 30, 2007, there were $743,490 in trade payables outstanding under this arrangement. As of June 30, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to BTC to retire the balance due at June 30, 2007 over ten weeks and as of the date of filing of this report the Company expects to meet the proposed payments.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has also applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

During the six months ended June 30, 2007, 150,000 warrants expired.

As of June 30, 2007, there were options to acquire 354,850 shares of common stock issued to employees and directors that were outstanding under the Plans.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of June 30, 2007 were as follows:

                                                                    WEIGHTED-
                                                 WEIGHTED-          AVERAGE
                                                  AVERAGE          REMAINING
                                NUMBER OF        EXERCISE          CONTRACTUAL       INTRINSIC
      OPTIONS                    SHARES            PRICE           LIFE (YEARS)       VALUE(1)
      --------------------- ----------------- ----------------- ----------------- -----------------
      Outstanding                    354,850   $          3.09         3.18        $     1,096,487
      Expected to vest               348,548   $          3.10         3.18        $     1,080,499
      Exercisable                    275,163   $          3.12         3.12        $       858,509
      ----------

      (1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the six months ended June 30, 2007 and 2006. No cash was received from the exercise of stock options for the six months ended June 30, 2007 and $62,432 was received from the exercise of stock options for the six months ended June 30, 2006. As of June 30, 2007, there was $137,882 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over the weighted-average period of 2.3 years.

Share-based compensation expense was $34,728 and $84,664, for the six months ended June 30, 2007 and 2006, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or general and administrative expenses depending on the job function of the employee.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The Company is required to file federal and state income tax returns in the United States. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company ("uncertain tax positions") and therefore require the Company to pay additional taxes. The Company prepares an accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. With few exceptions, the Company is no longer subject to United States federal, state or local, or non-United States income tax examination by tax authorities for tax years before 2001.

Prior to January 1, 2007, the Company analyzed and determined no accrual was required for uncertain tax positions based upon SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company adopted and implemented the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized no charge for uncertain tax positions.

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of June 30, 2007, the valuation allowance for deferred tax assets totaled $13,557,346.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29,293,486 and $18,478,802, respectively, that expire through 2026 and 2016, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to changes in ownership.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007 and December 31, 2006, the Company had no accrual for the payment of interest and penalties

NOTE 13 - LOSS PER SHARE

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive. Additionally, potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, both basic and diluted weighted-average shares outstanding are the same in all periods presented.

NOTE 14 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the six months ended June 30, 2007 were in the United States.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 AND ELSEWHERE IN THIS REPORT.

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

      During the six months ended June 30, 2007, our most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 86,4% of our net sales during the first six months of 2007. During the six months ended June 30, 2006, our most significant retailers were Staples, Office Depot, Costco and Circuit City. Collectively, these four retailers accounted for 77.4% of our net sales during the first six months of 2006.

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

RECENT DEVELOPMENTS

      Notwithstanding the following discussion of our financial performance for the six months ended June 30, 2007, over the course of the past several months and through most of July 2007, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumptions, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

      The tables presented below compare our results of operations from one period to another, as follows:

      o The first two data columns in each table show the dollar results for each period presented.

      o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

      o The last two columns in each table show the results for each period as a percentage of net sales.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006


                                         THREE MONTHS ENDED           DOLLAR      PERCENTAGE            RESULTS AS A
(IN THOUSANDS)                                 JUNE 30,              VARIANCE      VARIANCE             PERCENTAGE OF
                                     ---------------------------     FAVORABLE     FAVORABLE              NET SALES
                                         2007          2006        (UNFAVORABLE) (UNFAVORABLE)        2007         2006
                                     ------------- -------------   ------------- -------------   ------------- -------------
Net sales                            $      6,488  $      9,882    $     (3,394)      (34.3)%          100.0%        100.0%
Cost of sales                               5,984         8,548           2,564        30.0%            92.2%         86.5%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Gross profit                                  504         1,334            (830)      (62.2)%            7.8%         13.5%
Selling, marketing and
  advertising expenses                        264           516             252        48.8%             4.1%          5.2%
General and administrative
  expenses                                    933         2,350           1,417        60.3%            14.4%         23.8%
Depreciation and amortization                  35            44               9        19.7%             0.5%          0.4%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Operating loss                               (728)       (1,576)            848        53.8%            19.0%         29.4%
Net interest expense                         (111)          (92)            (19)      (21.1)%           (1.7)%        (0.9)%
Other income                                    -         2,379          (2,379)     (100.0)%            0.0%         24.1%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Income (loss) from operations
  before provision for income
  taxes                                      (839)          711          (1,550)     (218.0)%          (12.9)%         7.2%
Income tax provision                            -             1               1       100.0%             0.0%          0.0%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Net income (loss)                    $       (839) $        710    $     (1,549)     (218.2)%          (12.9)%         7.2%
                                     ============= =============   ============= =============   ============= =============

      NET SALES. Net sales decreased by $3,394,000 or 34%, to $6,488,000 in the second quarter of 2007 as compared to $9,882,000 in the second quarter of 2006. A combination of factors affected our net sales, including a $2.8 million decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 60% to $1.9 million, or 30% of our net sales, in the second quarter of 2007 as compared to $4.7 million, or 48% of our net sales, in the second quarter of 2006. Sales of our CD- and DVD-based products continue to decrease in the second quarter of 2007 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by $2.5 million, or 51%, to $2.3 million, or 37% of our net sales, in the second quarter of 2007 as compared to $4.8 million, or 48% of our net sales, in the second quarter of 2006, which was partially offset by an increase in net sales of our desktop data storage products during the second quarter of 2007 of $1.7 million, or 26% of our net sales, as compared to $318,000, or 2% of our net sales for the second quarter of 2006.

      In addition, our overall product return rate was 14.6% in the second quarter of 2007 compared to 9.6% in the second quarter of 2006. The increase in our overall product return rate resulted from an increase in sales of our desktop magnetic data storage products in the first quarter of 2007 compared to the first quarter of 2006, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 16.4%, all of which were offset against gross sales, in the second quarter of 2007 compared to 12.4% in the second quarter of 2006. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from an increase in sales of our desktop magnetic data storage products, which experienced significant market pressure for these promotions, and a decrease in sales of our optical data storage products, which experienced relatively lower market pressure for these promotions during the second quarter of 2007 as compared to the second quarter of 2006.

      GROSS PROFIT. Gross profit decreased by $830,000, or 62%, to $504,000 in the second quarter of 2007 as compared to $1,344,000 in the second quarter of 2006. The decrease in gross profit primarily resulted from a decrease in net sales. Our gross profit margin as a percentage of net sales decreased to 7.8% in the second quarter of 2007 as compared to 13.5% in the second quarter of 2006. The decline in our gross profit margin predominantly resulted from substantially lower unit selling prices for our mobile data storage products caused by competitive pricing pressures and a shift in our product mix to a higher proportion of desktop data storage products. The average unit selling prices for our optical data storage products remained stable.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $252,000, or 49%, to $264,000 in the second quarter of 2007 as compared to $516,000 in the second quarter of 2006. This decrease was primarily due to decreases of $48,000 in outside sales commissions, $15,000 in trade show expenses, $32,000 in other sales expenses, $6,000 in sales salaries and a $148,000 decrease in shipping and handling costs as a result of lower sales, all of which were partially offset by an increase of $20,000 in vendor related expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $1,417,000, or 60%, to $933,000 in the second quarter of 2007 as compared to $2,350,000 in the second quarter of 2006. This decrease was primarily due to a decreases of $1,221,000 in offering expenses, $60,000 in legal fees related to prior-year litigation expenses, $92,000 in audit fees, $27,000 in insurance expenses, $23,000 in share-based compensation expense, and $15,000 in general expenses, all of which were partially offset by increases of $49,000 in outside services expenses and $5,000 in information technology support.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $9,000, or 20%, to $35,000 in the second quarter of 2007 as compared to $44,000 in the second quarter of 2006. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since June 30, 2006.

      NET INTEREST EXPENSE. Net interest expense increased by $19,000, or 21%, to $111,000 in the second quarter of 2007 as compared to $92,000 in the second quarter of 2006. This increase primarily resulted from higher borrowings on our line of credit and higher effective rates of interest on those borrowings in the second quarter of 2007 as compared to the second quarter of 2006.

      OTHER INCOME. Other income decreased by $2,379,000, or 100%, in the second quarter of 2007 as compared to the second quarter of 2006 as a result of a litigation settlement received in the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

                                           SIX MONTHS ENDED           DOLLAR      PERCENTAGE            RESULTS AS A
(IN THOUSANDS)                                 JUNE 30,              VARIANCE      VARIANCE             PERCENTAGE OF
                                     ---------------------------     FAVORABLE     FAVORABLE              NET SALES
                                         2007          2006        (UNFAVORABLE) (UNFAVORABLE)        2007         2006
                                     ------------- -------------   ------------- -------------   ------------- -------------
Net sales                            $     14,179  $     18,876    $     (4,697)       (24.9)%         100.0%        100.0%
Cost of sales                              12,779        16,760           3,891         23.8%           90.1%         88.8%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Gross profit                                1,400         2,116            (716)       (33.8)%           9.9%         11.2%
Selling, marketing and
   advertising expenses                       608         1,047             439         41.9%            4.3%          5.5%
General and administrative
   expenses                                 1,840         3,570           1,730         48.5%           13.0%         18.9%
Depreciation and amortization                  70            91              21         23.1%            0.5%          0.5%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Operating loss                             (1,118)       (2,592)          1,474         51.1%           (9.1)%       (13.7)%
Net interest expense                         (233)         (172)            (61)       (35.5)%          (1.6)%        (0.9)%
Other income                                    6         2,378          (2,372)       (99.8)%           0.0%         12.6%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Loss from operations before
   provision for income taxes              (1,345)         (386)           (959)      (248.7%)          (9.5)%        (2.0)%
Income tax provision                            1             1               -          0.0%            0.0%          0.0%
                                     ------------- -------------   ------------- -------------   ------------- -------------
Net loss                             $     (1,346) $       (387)   $       (959)      (248.1)%          (9.5)%        (2.1)%
                                     ============= =============   ============= =============   ============= =============

      NET SALES. Net sales decreased by $4,697,000, or 25%, to $14,179,000 in the six months ended June 30, 2007 as compared to $18,876,000 in the six months ended June 30, 2006. A combination of factors affected our net sales, including a $5.5 million decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 61% to $3.5 million, or 25% of our net sales, in the six months ended June 30, 2007 as compared to $9.0 million, or 48% of our net sales, in the six months ended June 30, 2006. Sales of our CD- and DVD-based products continued to decrease in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by $4.1 million or 44% to $5.3 million, or 38% of our net sales, in the six months ended June 30, 2007 as compared to $9.4 million, or 50% of our net sales, in the six months ended June 30, 2006, which was partially offset by an increase in net sales of our desktop data storage products of $ $4.2 million, or 1,300%, to $4.5 million, or 32% of our net sales during the six months ended June 30, 2007, as compared to $321,000, or 2% of our net sales for the six months ended June 30, 2006.

      In addition, our overall product return rate was 10.1% in the six months ended June 30, 2007 compared to 9.6% in the six months ended June 30, 2006. The increase in our overall product return rate resulted from an increase in returns of our desktop magnetic data storage products in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 17.7%, all of which were offset against gross sales, in the six months ended June 30, 2007 compared to 16.9% in the six months ended June 30, 2006. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from an increase in promotional support for our desktop magnetic data storage products, which experienced substantial market pressure for these promotions.

      The increases in our overall product return rate and our sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively added to the decrease in our net sales resulting from lower sales of our optical data storage products and our mobile data storage products.

      GROSS PROFIT. Gross profit decreased by $716,000, or 34%, to $1,400,000 in the six months ended June 30, 2007 as compared to $2,116,000 in the six months ended June 30, 2006. The decrease in gross profit primarily resulted from a decrease in net sales. Our gross profit margin as a percentage of net sales decreased to 9.9% in the six months ended June 30, 2007 as compared to 11.2% in the six months ended June 30, 2006. The decline in our gross profit margin predominantly resulted from higher product costs and therefore higher cost of sales which increased to 90% in the six months ended June 30, 2007 compared to 89% in the six months ended June 30, 2006 and lower unit selling prices for our magnetic data storage products. Lower unit selling prices of our magnetic data storage products were caused by competitive pricing pressures.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $439,000, or 42%, to $608,000 in the six months ended June 30, 2007 as compared to $1,047,000 in the six months ended June 30, 2006. This decrease was primarily due to decreases of $31,000 in trade show expenses, $84,000 in other sales expenses, $73,000 in outside sales commissions, $30,000 in personnel costs and $239,000 in shipping and handling costs as a result of lower sales, all of which were partially offset by a $20,000 increase in customer training and expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $1,730,000, or 49%, to $1,840,000 in the six months ended June 30, 2007 as compared to $3,570,000 in the six months ended June 30, 2006. This decrease was primarily due to decreases of $1,221,000 in offering costs, $261,000 in legal fees related to prior year litigation expenses, $156,000 in audit fees, $75,000 in insurance expenses, $56,000 in bad debt expense, $54,000 in financial relations expense, $47,000 in share-based compensation expense, $13,000 in dues and subscriptions, $9,000 in personnel expenses, $8,000 in bank fees and $32,000 in supplies and expenses, all of which were partially offset by increases of $24,000 in travel expenses, $101,000 in outside services expenses, $50,000 in fees for early termination of a credit facility, $25,000 in fees to initiate our Silicon Valley Bank credit facility, $34,000 in facilities costs and $16,000 in information technology support.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $21,000, or 23%, to $70,000 in the six months ended June 30, 2007 as compared to $91,000 in the six months ended June 30, 2006. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since June 30, 2006.

      NET INTEREST EXPENSE. Net interest expense increased by $61,000, or 35%, to $233,000 in the six months ended June 30, 2007 as compared to $172,000 in the six months ended June 30, 2006. This increase primarily resulted from higher borrowings on our line of credit and higher effective rates of interest on those borrowings in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of June 30, 2007, we had working capital of $4.5 million, an accumulated deficit of $26.5 million, $816,000 in cash and cash equivalents and $3.2 million in net accounts receivable. This compares with working capital of $5.9 million, an accumulated deficit of $25.2 million, $1.8 million in cash and cash equivalents and $11.5 million in net accounts receivable as of December 31, 2006. For the six months ended June 30, 2007, our cash decreased $1.0 million, or 56%, from $1.8 million to $816,000.

      We currently have almost no amounts available to us for borrowing under our credit facility with Silicon Valley Bank. In addition, as of August 10, 2007, we had only $403,000 of cash on hand. As a result of our financial condition, our independent registered public accounting firm has issued a report as of December 31, 2006, dated July 9, 2007, expressing substantial doubt about our ability to continue as a going concern. We are presently experiencing a lack of liquidity that we believe will be resolved in part once we are able to negotiate extended payment terms on amounts owed to BTC USA, and Lung Hwa. We also expect that our liquidity will improve following timely collection of existing accounts receivable and sell-through of inventory currently in our sales channels. We have experienced similar short-term liquidity issues in the past and have been successful in negotiating extended payment terms on amounts owed to BTC USA and Lung Hwa, which we believe has enabled us to continue to operate our business substantially without ill effects resulting from lack of liquidity. We believe that, as in the past, we again will be able to successfully resolve our short-term liquidity issues without significant adverse effects on our business.

      We presently have insufficient liquidity to fund our operations for the next twelve months. However, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa and BTC USA and our credit facility with Silicon Valley Bank will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months, provided that we are successful in negotiating extended payments terms on amounts owed to BTC USA and Lung Hwa, timely collecting existing accounts receivable and selling inventory currently in our sales channels as anticipated. If, however, our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to BTC USA or Lung Hwa, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing. If we are unable to increase our liquidity, we will experience a material and adverse effect on our ability to operate our business. In addition, our failure to raise capital, if needed, could restrict our growth, limit our development of new products, hinder our ability to compete and may even have a material and adverse effect on our ability to operate our business.

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

      Our consolidated financial statements as of June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report as of December 31, 2006, dated July 9, 2007, expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

      Cash used in our operating activities totaled $1.2 million during the six months ended June 30, 2007 as compared to $1.5 million during the six months ended June 30, 2006, and resulted primarily from the following combination of factors:

      o     a $959,000 increase in net loss;

      o a $3.6 million decrease in accounts payable caused by the payment of outstanding invoices;

      o a $3.3 million decrease in accounts payable - related parties, caused by the payment of outstanding invoices;

      o     a $763,000 decrease in mail-in rebates;

      o     a $218,000 increase in inventory;

      o     a $107,000 increase in prepaid expenses and other current assets;

      o     a $290,000 decrease in our allowance for obsolete inventory;

      o     a $120,000 decrease in our allowance for product returns; and

      o     a $574,000 decrease in our reserves for sales incentives.

      These decreases in cash were partially offset by:

      o a $9.0 million decrease in accounts receivable resulting from normal collections and lower sales in the six months ended June 30, 2007.

      Cash provided by our investing activities totaled $746,000 during the six months ended June 30, 2007 as compared to cash provided by investing activities of $3,000 during the six months ended June 30, 2006. Our investing activities during the six months ended June 30, 2007 consisted of a $870,000 decrease in restricted cash related to our line of credit and $124,000 in purchases of property and equipment. Our investing activities during the six months ended June 30, 2006 consisted of a $19,000 decrease in restricted cash related to our line of credit and $15,000 in purchases of property and equipment.

      Cash used in our financing activities totaled $595,000 during the six months ended June 30, 2007 as compared to $1.2 million for the six months ended June 30, 2006. We had $595,000 in net borrowings on our line of credit in the six months ended June 30, 2007 compared to $1.3 million of net borrowings on our line of credit in the six months ended June 30, 2006. We also received proceeds of $62,000 from the exercise of stock options in the six months ended June 30, 2006.

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

      The credit facility is subject to a financial covenant on a consolidated basis measuring our tangible net worth for each month ending after February 28, 2007, which must be at least $4,750,000, plus (i) 50% of all consideration received by us for sales of equity securities and issuances of subordinated debt, plus (ii) 50% of our net income for each fiscal quarter. "Tangible net worth" is defined as our consolidated total assets minus (a) any amounts attributable to (i) goodwill, (ii) intangible items, and (iii) notes, accounts receivable and other obligations owing to us from our officers and affiliates, and reserves not already deducted from assets, minus (b) total liabilities, plus
(c) subordinated debt.

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

      As of June 30, 2007, we owed Silicon Valley Bank approximately $3.8 million and had no amounts available for borrowing under our credit facility. The outstanding balance with Silicon Valley Bank as of August 10, 2007 was $3,179,630. As of August 10, 2007, no amounts were available to the Company for borrowing.

      On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we use Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms are 120 days following the date of invoice by Lung Hwa. Lung Hwa charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by this supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of invoice by Lung Hwa. We are to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the six months ended June 30, 2007 we purchased approximately $2.0 million in products from Lung Hwa and as of June 30, 2007, we owed Lung Hwa $3.7 million in trade payables. As of June 30, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to Lung Hwa to retire the balance due at June 30, 2007 over six months. As of the date of filing this report we expect to meet the proposed payments.

      In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. During the six months ended June 30, 2007, we purchased approximately $1.2 million in products from BTC USA and as of June 30, 2007, we owed BTC USA $743,000 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. As of June 30, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to BTC USA to retire the balance due at June 30, 2007 over ten weeks and as of the date of filing this report we expect to meet the proposed payments.

      Lung Hwa and BTC USA provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with is likely unique and could not be replaced through a relationship with an unrelated third party. If either of Lung Hwa or BTC USA does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline.

      Our net loss increased by approximately 248% to $1,347,000 in the six months ended June 30, 2007 from $387,000 in the six months ended June 30, 2006. If our net losses continue or increase, we could experience significant shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our operations were not subject to commodity price risk during the three and six months ended June 30, 2007. We had negligible sales to foreign countries in the three and six months ended June 30, 2007, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

      Management has identified the following material weaknesses which caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

      Management evaluated, in the second quarter of 2007 and as of June 30, 2007, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect accounting methodologies pertaining to (a) our accounting for reserves for sales incentives, and (b) our accounting for direct labor and production expenses related to production and handling of our products, represented a material weakness.

      2. As a result of our restatement of prior periods' financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2006. Management evaluated, in the second quarter of 2007 and as of June 30, 2007, the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2007 and as of June 30, 2007, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

      3. We did not adequately segregate the duties of different personnel within our accounting group. Activities that were not adequately segregated included the processing and review of product rebate submissions and the issuing of checks for product rebate payments. Partly as a result of our inadequate segregation of duties, we believe that an ex-employee was able to embezzle, through repeated issuances of product rebate checks in the name of the ex-employee's spouse, approximately $40,000 over the course of a 5-year period. Management evaluated, in the third quarter of 2007 and as of June 30, 2007, the impact of our inadequate segregation of duties on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2007 and as of June 30, 2007, that, although immaterial from a financial perspective, the control deficiency that resulted in our inadequate segregation of duties represented a material weakness.

      To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

  REMEDIATION OF MATERIAL WEAKNESSES

      To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to June 30, 2007, in the periods specified below, which correspond to the three material weaknesses identified above:

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

      Management believes that the actions described in item 1 immediately above have remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

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

      Management expects that the actions described in item 2 above will remediate the corresponding material weakness also described above by December 31, 2007. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

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

      Management believes that the actions described in item 3 immediately above have remediated the corresponding material weakness also described above. Management believes that our capital or other expenditures associated with this remediation were negligible.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      The changes noted above, specifically, (i) the revision of our accounting methodology as it relates to sales incentives, and (ii) the procedures we implemented in connection with the restatement of our financial statements were the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

Exhibit
Number      Description
------      -----------

10.1 Strategic Alliance Share Purchase Agreement dated May 9, 2007 between I/OMagic Corporation and Jiangxi Greatsource Display Tech. Co. Ltd. (2)

10.2 Termination of Strategic Alliance Share Purchase Agreement dated May 9, 2007 between I/OMagic Corporation and Jiangxi Greatsource Display Tech. Co. Ltd. (3)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

------------------
(1)         Filed herewith.
(2) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 15, 2007 (File No. 000-27267).
(3) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 14, 2007 (File No. 000-27267).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         I/OMAGIC CORPORATION


Dated:  August 16, 2007                  By: /s/ THOMAS L. GRUBER
                                             -----------------------------------
                                             Thomas L. Gruber, Chief Financial
                                             Officer
                                             (principal financial and accounting
                                             officer)

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