Form 10-Q
period 2007-09-30
I/OMAGIC CORP
filed 2007-11-14
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2007

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

As of November 13, 2007, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

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


                                       I/OMAGIC CORPORATION AND SUBSIDIARY

                                                TABLE OF CONTENTS

                                                      PART I
                                              FINANCIAL INFORMATION

                                                                                                             PAGE

Item 1.    Financial Statements ...............................................................................1

           Consolidated Balance Sheets as of September 30, 2007 (unaudited) and
              December 31, 2006................................................................................1

           Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 2007 and 2006 (unaudited)....................................................2

           Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2007 and 2006 (unaudited)....................................................3

           Notes to Consolidated Financial Statements..........................................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .............14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ........................................25

Item 4.    Controls and Procedures ...........................................................................25

Item 4T.   Controls and Procedures ...........................................................................27

                                                      PART II
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings .................................................................................27

Item 1A.   Risk Factors ......................................................................................28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .......................................28

Item 3.    Defaults Upon Senior Securities ...................................................................28

Item 4.    Submission of Matters to a Vote of Security Holders ...............................................28

Item 5.    Other Information .................................................................................28

Item 6.    Exhibits...........................................................................................29

Signatures ...................................................................................................30

Exhibits Filed with this Report





                                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    I/OMAGIC CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2007             2006
                                                                             ------------     ------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $    433,122     $  1,833,481
   Restricted cash                                                                     --          893,167
   Accounts receivables, net                                                    3,885,637       11,534,687
   Inventory, net                                                               9,904,695       10,670,916
   Prepaid expenses and other current assets                                       95,040           71,733
                                                                             ------------     ------------
       Total current assets                                                    14,318,494       25,003,984

EQUIPMENT, net                                                                    264,776          194,117
TRADEMARKS, net                                                                   310,248          361,944
OTHER ASSETS                                                                       72,270           41,928
                                                                             ------------     ------------
       TOTAL ASSETS                                                          $ 14,965,788     $ 25,601,973
                                                                             ============     ============
                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                            $  3,123,466     $  4,380,133
   Accounts payable, accrued expenses and other                                 2,740,713        5,521,873
   Accounts payable - related parties                                           4,112,779        7,945,980
   Accrued mail-in rebates                                                        500,187        1,269,996
                                                                             ------------     ------------
       Total liabilities                                                       10,477,145       19,117,982
                                                                             ------------     ------------
STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 authorized, no shares outstanding                       --               --
   Common stock, 100,000,000 authorized, 4,540,292 issued and outstanding           4,541            4,541
   Additional paid-in capital                                                  31,735,597       31,681,409
   Accumulated deficit                                                        (27,251,495)     (25,201,959)
                                                                             ------------     ------------
     Total stockholders' equity                                                 4,488,643        6,483,991
                                                                             ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 14,965,788     $ 25,601,973
                                                                             ============     ============


                     See accompanying notes to these consolidated financial statements



                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                 2007             2006             2007             2006
                                             ------------     ------------     ------------     ------------

NET SALES                                    $  5,772,340     $ 11,458,673     $ 19,951,373     $ 30,334,312
COST OF SALES                                   5,373,492        9,473,305       18,152,898       26,233,005
                                             ------------     ------------     ------------     ------------
GROSS PROFIT                                      398,848        1,985,368        1,798,475        4,101,307
                                             ------------     ------------     ------------     ------------
OPERATING EXPENSES
     Selling, marketing and advertising           276,467          427,059          884,251        1,474,335
     General and administrative                   783,392        1,378,067        2,623,417        4,948,213
     Depreciation and amortization                 34,991           42,936          104,590          133,858
                                             ------------     ------------     ------------     ------------
         Total operating expenses               1,094,850        1,848,062        3,612,258        6,556,406
                                             ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS                    (696,002)         137,306       (1,813,783)      (2,455,099)
                                             ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Interest income                                   --                1                6              107
     Interest expense                             (83,561)         (63,016)        (316,756)        (234,738)
     Currency transaction gain                         66               --               55               --
     Other income                                  76,089            8,701           81,741           11,185
     Litigation settlement                             --               --               --        2,375,000
                                             ------------     ------------     ------------     ------------
         Total other income (expense)              (7,405)         (54,314)        (234,954)       2,151,554
                                             ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                         (703,408)          82,992       (2,048,737)        (303,545)
PROVISION FOR INCOME TAXES                             --               --              800              800
                                             ------------     ------------     ------------     ------------
NET INCOME (LOSS)                            $   (703,408)    $     82,992     $ (2,049,537)    $   (304,345)
                                             ============     ============     ============     ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE    $      (0.15)    $       0.02     $      (0.45)    $      (0.07)
                                             ============     ============     ============     ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                  4,540,292        4,540,292        4,540,292        4,540,292
                                             ============     ============     ============     ============


                      See accompanying notes to these consolidated financial statements




                                     I/OMAGIC CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   2007            2006
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(2,049,537)    $  (304,345)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                 52,894          82,162
       Amortization of trademarks                                                    51,696          51,696
       Allowance for doubtful accounts                                               15,128         170,026
       Allowance for product returns                                               (425,733)        207,448
       Reserves for sales incentives                                                 23,702        (193,034)
       Accrued point-of-sale rebates                                               (958,955)       (540,385)
       Accrued market development funds, cooperative advertising costs and
         cross dock fees                                                           (534,304)       (967,441)
       Allowance for obsolete inventory                                            (226,000)         63,362
       Share-based compensation expense                                              54,188         118,987
       Capitalized offering costs                                                        --       1,218,655
    Changes in assets and liabilities (net of dispositions and acquisitions)
       Accounts receivable                                                        9,529,212       2,832,009
       Inventory                                                                    992,221      (1,623,280)
       Prepaid expenses and other current assets                                    (23,307)        251,718
       Other assets                                                                 (30,342)        (21,804)
       Accounts payable, accrued expenses and other                              (2,781,160)         54,359
       Accounts payable - related parties                                        (3,833,201)     (2,546,086)
       Accrued mail-in rebates                                                     (769,809)       (134,401)
                                                                                -----------     -----------
Net cash used in operating activities                                              (913,306)     (1,280,354)
                                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Restricted cash                                                                 893,167        (511,409)
    Equipment additions                                                            (123,553)        (27,608)
                                                                                -----------     -----------
Net cash provided by (used in) investing activities                                 769,614        (539,017)
                                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                                               (1,256,667)     (1,054,790)
    Proceeds from sales of common stock                                                  --          62,432
                                                                                -----------     -----------
Net cash used in financing activities                                            (1,256,667)       (992,358)
                                                                                -----------     -----------
Net decrease in cash and cash equivalents                                        (1,400,359)     (2,811,729)
Cash and cash equivalents at beginning of period                                  1,833,481       4,056,541
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   433,122     $ 1,244,812
                                                                                ===========     ===========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       INTEREST PAID                                                            $   316,756     $   235,333
                                                                                ===========     ===========
       INCOME TAXES PAID                                                        $       800     $       800
                                                                                ===========     ===========


                      See accompanying notes to these consolidated financial statements

                                                    -3-

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern
---------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a loss for the nine months ended September 30, 2007 of $2,049,537 and has experienced losses for the years ended December 31, 2006, 2005 and 2004 of $309,172, $1,818,250 and $8,056,864, respectively.
These matters, among others, raise substantial doubt about the Company's liquidity and ability to fund future operations.

At September 30, 2007, the Company had cash and cash equivalents of $433,122 and as of November 12, 2007, the Company had only $217,000 of cash on hand.

On November 7, 2007, the Company received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between the Company, IOM Holdings, Inc. and Silicon Valley Bank that the Company was in default of its tangible net worth financial covenant. As of that date, the Company owed Silicon Valley Bank approximately $4,081,908, all of which is due and payable upon demand by Silicon Valley Bank. The Company is also unable to obtain advances under its line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on the Company's assets.

The Company is seeking a waiver of the default of its tangible net worth financial covenant and believes that the Bank will ultimately waive the default and allow additional advances under the line of credit. The Company cannot provide any assurance, however, that a waiver will be obtained, that it will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to the Company's default. The Company also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

As of the date of filing of this report, the Company had serious liquidity concerns and will likely require additional financing in the foreseeable future. The Company presently may not have sufficient liquidity to fund its operating needs for the next twelve months.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2007, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

The consolidated financial statements include IOM Holdings, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

NOTE 3 - CONCENTRATION OF RISK

Retailers
---------

During the nine months ended September 30, 2007, the Company's most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 77.5% of the Company's net sales in the first nine months of 2007. During the nine months ended September 30, 2006, the Company's most significant retailers were Staples, Office Depot, Costco and Circuit City. Collectively, these four retailers accounted for 69.2% of the Company's net sales in the first nine months of 2006.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


Related Parties
---------------

During the nine months ended September 30, 2007, the Company purchased inventory from two related-parties, Lung Hwa Electronics Co. Ltd. ("Lung Hwa") and BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), in amounts totaling $2.4 million and $2.2 million, respectively, which represented 15.3% and 14.6% of total inventory purchases during the period, respectively. As of September 30, 2007, there were $2,589,786 and $1,522,993, respectively, in trade payables outstanding to the related parties.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2007 and December 31, 2006 consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                         2007             2006
                                                      ------------    ------------

Accounts receivable                                   $  4,833,929    $ 14,363,142
Less: Allowance for doubtful accounts                      (50,128)        (35,000)
      Allowance for product returns                       (319,682)       (466,407)
      Reserve for sales incentives                         (40,674)       (295,981)
      Accrued point-of-sale rebates                       (422,132)     (1,381,087)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees            (115,676)       (649,980)
                                                      ------------    ------------
   TOTAL                                              $  3,885,637    $ 11,534,687
                                                      ============    ============

NOTE 5 - INVENTORY

Inventory as of September 30, 2007 and December 31, 2006 consisted of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2007            2006
                                                      ------------    ------------
Component parts                                       $  1,589,083    $    870,484
Finished goods--warehouse                                2,509,333       3,164,825
Finished goods--consigned                                6,106,279       7,161,607
                                                      ------------    ------------
                                                        10,204,695      11,196,916
Less:    Allowance for obsolete and slow-moving
           inventory                                      (300,000)       (526,000)
                                                      ------------    ------------
     TOTAL                                            $  9,904,695    $ 10,670,916
                                                      ============    ============

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.


                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - EQUIPMENT

Equipment as of September 30, 2007 and December 31, 2006 consisted of the following:

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                         2007            2006
                                                      ------------    ------------
Computer equipment and software                       $    975,523    $    966,170
Warehouse equipment                                        138,065          69,013
Office furniture and equipment                             281,155         236,007
Vehicles                                                    74,742          74,742
Leasehold improvements                                     106,633         106,633
                                                      ------------    ------------
                                                         1,576,118       1,452,565
Less:    Accumulated depreciation                       (1,311,342)     (1,258,448)
                                                      ------------    ------------
    TOTAL                                             $    264,776    $    194,117
                                                      ============    ============

For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense was $52,894 and $82,162, respectively.

NOTE 7 - TRADEMARKS

Trademarks as of September 30, 2007 and December 31, 2006 consisted of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2007           2006
                                                   ------------    ------------

Trademarks                                         $    499,800    $    499,800
Less:    Amortization                                  (189,552)       (137,856)
                                                   ------------    ------------
    TOTAL                                          $    310,248    $    361,944
                                                   ===========-    ============

Amortization expense on these intangible assets was $51,696 for the nine months ended September 30, 2007 and 2006. Amortization expense related to these intangible assets at September 30, 2007 in each of the next five fiscal years and beyond is as follows:

          Remainder of 2007                             $     17,232
          2008                                                68,928
          2009                                                68,928
          2010                                                68,928
          2011                                                68,928
          2012                                                17,304
                                                        ------------
                                                        $    310,248
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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

The obligations of the Company under the Loan and Security Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's wholly-owned subsidiary, IOM Holdings, Inc. pursuant to a Cross-Corporate Continuing Guaranty by the Company and IOM Holdings, Inc. The obligations of the Company and the guarantee obligations of IOM Holdings, Inc. are secured pursuant to an Intellectual Property Security Agreement executed by the Company and an Intellectual Property Security Agreement executed by IOM Holdings, Inc.

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

On November 7, 2007, the Company received notice from Silicon Valley Bank under the Loan and Security Agreement that the Company was in default of its tangible net worth financial covenant. As of that date, the Company owed Silicon Valley Bank approximately $4,081,908, all of which is due and payable upon demand by Silicon Valley Bank. The Company is also unable to obtain advances under its line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on the Company's assets.

The Company is seeking a waiver of the default of its tangible net worth financial covenant and believes that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. The Company cannot provide any assurance, however, that a waiver will be obtained, that it will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to the Company's default. The Company also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, Lung Hwa, whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the nine months ended September 30, 2007, the Company purchased $2.4 million of inventory under this arrangement. As of September 30, 2007, there were $2,589,786 in trade payables outstanding under this arrangement. As of September 30, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to Lung Hwa to retire the balance due at September 30, 2007 over three months. As of the date of filing of this report the Company expects to meet the proposed payments.

In February 2003, the Company entered into an agreement with a related party, whereby the related party, BTC, one of our significant stockholders, and its affiliated companies, agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the nine months ended September 30, 2007, the Company purchased $2.2 million of inventory under this arrangement. As of September 30, 2007, there were $1,522,993 in trade payables outstanding under this arrangement. As of September 30, 2007, the Company was out of compliance with the payment terms of the agreement and has proposed a repayment schedule to BTC to retire the balance due at September 30, 2007 over three months and as of the date of filing of this report the Company expects to meet the proposed payments.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------

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

Other Contractual Obligations
-----------------------------

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


During the nine months ended September 30, 2007, 150,000 warrants expired.

As of September 30, 2007, there were options to acquire 344,069 shares of common stock issued to employees and directors that were outstanding under the Plans.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of September 30, 2007 were as follows:

                                            WEIGHTED-
                                 WEIGHTED-   AVERAGE
                                 AVERAGE    REMAINING
                     NUMBER OF   EXERCISE   CONTRACTUAL     INTRINSIC
OPTIONS               SHARES      PRICE     LIFE (YEARS)     VALUE(1)
-------               ------      -----     ------------     --------

Outstanding           344,069     $ 3.11        2.93        $ 1,070,055
Expected to vest      338,802     $ 3.11        2.93        $ 1,053,674
Exercisable           283,256     $ 3.11        2.87        $   880,926
----------
(1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the nine months ended September 30, 2007 and 2006. No cash was received from the exercise of stock options for the nine months ended September 30, 2007 and $62,432 was received from the exercise of stock options for the nine months ended September 30, 2006. As of September 30, 2007, there was $103,210 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over the weighted-average period of 2.1 years.

Share-based compensation expense was $54,188 and $118,987 for the nine months ended September 30, 2007 and 2006, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


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

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of September 30, 2007, the valuation allowance for deferred tax assets totaled $13,783,279.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $30,231,953 and $19,417,269, respectively, that expire through 2026 and 2016, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to changes in ownership.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007 and December 31, 2006, the Company had no accrual for the payment of interest and penalties.

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

NOTE 14 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the nine months ended September 30, 2007 were in the United States.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company will adopt SFAS No. 159 effective as of January 1, 2007 and does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that an entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective as of January 1, 2007. The Company is assessing whether the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 AND ELSEWHERE IN THIS REPORT.

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

       In the fourth quarter 2007, we began selling our new line of Liquid Crystal Display (LCD) Televisions.

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

       During the nine months ended September 30, 2007, our most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 77.5% of our net sales during the first nine months of 2007. During the nine months ended September 30, 2006, our most significant retailers were Staples, Office Depot, Costco and Circuit City. Collectively, these four retailers accounted for 69.2% of our net sales during the first nine months of 2006.

       Over the course of the past several months, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006


                                    Three Months Ended           Dollar       Percentage         Results as a
(in thousands)                         September 30,            Variance       Variance          Percentage of
                                 --------------------------     Favorable      Favorable            Net Sales
                                    2007           2006       (Unfavorable)  (Unfavorable)      2007           2006
                                 -----------    -----------    -----------    -----------    -----------    -----------

Net sales                        $     5,772    $    11,459    $    (5,687)       (49.6)%        100.0%         100.0%
Cost of sales                          5,373          9,474          4,101         43.3%          93.1%          82.7%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Gross profit                             399          1,985         (1,586)       (79.9)%          6.9%          17.3%
Selling, marketing and
   advertising expenses                  277            427            150         35.1%           4.8%           3.7%
General and administrative
   expenses                              783          1,378            595         43.2%          13.6%          12.0%
Depreciation and amortization             35             43              8         18.6%           0.6%           0.4%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Operating income (loss)                 (696)           137           (833)      (608.0)%        (12.1)%          1.2%
Net interest expense                     (83)           (62)            21        (33.9)%         (1.4)%         (0.5)%
Other income                              76              8             68        850.0%           1.3%           0.1%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before provision for income
   taxes                                (703)            83            786        947.0%         (12.2)%          0.7%
Income tax provision                      --             --             --          0.0%           0.0%           0.0%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)                $      (703)   $        83    $       786        947.0%         (12.2)%          0.7%
                                 ===========    ===========    ===========    ===========    ===========    ===========

       NET SALES. Net sales decreased by $5,687,000, or 49%, to $5,772,000 in the third quarter of 2007 as compared to $11,459,000 in the third quarter of 2006. A combination of factors affected our net sales, including a $2.2 million decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 54% to $1.9 million, or 33% of our net sales, in the third quarter of 2007 as compared to $4.1 million, or 36% of our net sales, in the third quarter of 2006. Sales of our CD- and DVD-based products continue to decrease in the third quarter of 2007 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by $3.3 million, or 66%, to $1.7 million, or 28% of our net sales, in the third quarter of 2007 as compared to $5.0 million, or 60% of our net sales, in the third quarter of 2006, which was partially offset by an increase in net sales of our desktop data storage products during the third quarter of 2007 of $1.8 million, or 31% of our net sales, as compared to $2.1 million, or 18% of our net sales, for the third quarter of 2006.

       In addition, our overall product return rate was 9.7% in the third quarter of 2007 compared to 6.2% in the third quarter of 2006. The increase in our overall product return rate resulted from an increase in sales of our desktop magnetic data storage products in the third quarter of 2007 compared to the third quarter of 2006, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 13.6%, all of which were offset against gross sales, in the third quarter of 2007 compared to 10.0% in the third quarter of 2006. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from an increase in sales of our desktop magnetic data storage products, which experienced significant market pressure for these promotions, and a decrease in sales of our optical data storage products, but which experienced increased market pressure for these promotions during the third quarter of 2007 as compared to the third quarter of 2006.

       GROSS PROFIT. Gross profit decreased by $1,586,000, or 80%, to $399,000 in the third quarter of 2007 as compared to $1,985,000 in the third quarter of 2006. The decrease in gross profit primarily resulted from a decrease in net sales and related competitive pricing pressures. Our gross profit margin as a percentage of net sales decreased to 6.9% in the third quarter of 2007 as compared to 17.3% in the third quarter of 2006. The decline in our gross profit margin predominantly resulted from substantially lower unit selling prices for our mobile data and desktop storage products caused by competitive pricing pressures and a shift in our product mix to a higher proportion of desktop data storage products. The average unit selling prices for our optical data storage products remained stable.

       SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $150,000, or 35%, to $277,000 in the third quarter of 2007 as compared to $427,000 in the third quarter of 2006. This decrease was primarily due to decreases of $18,000 in personnel costs, $4,000 in travel expenses, $5,000 in trade show expenses, $5,000 in vendor training programs expenses, $29,000 in outside sales commissions, and a $117,000 decrease in shipping and handling costs as a result of lower sales, all of which were partially offset by increases of $18,000 in sales expenses and $10,000 in costs for temporary personnel.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $595,000, or 43%, to $783,000 in the third quarter of 2007 as compared to $1,378,000 in the third quarter of 2006. This decrease was primarily due to a decrease of $85,000 in salaries and benefits, $18,000 in travel expenses, $24,000 in facilities costs, $81,000 in legal fees primarily related to prior-year litigation expenses, $126,000 in audit fees, $100,000 in outside services expenses, $41,000 in financial relations expenses, $52,000 in insurance expenses, $13,000 in share-based compensation expense, $35,000 in bad debt expense and $39,000 in general expenses, all of which were partially offset by increases of $15,000 in bank financing expenses and $4,000 in information technology support expenses.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $8,000, or 19%, to $35,000 in the third quarter of 2007 as compared to $43,000 in the third quarter of 2006. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since September 30, 2006.

       NET INTEREST EXPENSE. Net interest expense increased by $21,000, or 34%, to $83,000 in the third quarter of 2007 as compared to $62,000 in the third quarter of 2006. This increase primarily resulted from higher borrowings on our line of credit and higher effective rates of interest on those borrowings in the third quarter of 2007 as compared to the third quarter of 2006.

       OTHER INCOME. Other income increased by $68,000, or 850%, in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of an insurance claim filed in the third quarter of 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006


                                     Nine Months Ended           Dollar       Percentage         Results as a
(in thousands)                         September 30,            Variance       Variance          Percentage of
                                 --------------------------     Favorable      Favorable            Net Sales
                                    2007           2006       (Unfavorable)  (Unfavorable)      2007           2006
                                 -----------    -----------    -----------    -----------    -----------    -----------

Net sales                        $    19,951    $    30,334    $   (10,383)       (34.2)%        100.0%         100.0%
Cost of sales                         18,153         26,233          8,080         30.8%          91.0%          86.5%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Gross profit                           1,798          4,101         (2,303)       (56.2)%          9.0%          13.5%
Selling, marketing and
   advertising expenses                  884          1,474            590         40.0%           4.4%           4.9%
General and administrative
   expenses                            2,623          4,948          2,325         47.0%          13.1%          16.3%
Depreciation and amortization            105            134             29         21.6%           0.5%           0.4%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Operating loss                        (1,814)        (2,455)           641        (26.1)%         (9.1)%         (8.1)%
Net interest expense                    (317)          (234)            83        (35.5)%         (1.6)%         (0.8)%
Other income                              82          2,386         (2,304)       (96.6)%          0.4%           7.9%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Loss from operations before
   provision for income taxes         (2,049)          (303)         1,746       (576.2)%        (10.3)%         (1.0)%
Income tax provision                       1              1             --          0.0%           0.0%           0.0%
                                 -----------    -----------    -----------    -----------    -----------    -----------
Net loss                         $    (2,050)   $      (304)   $     1,746       (574.3)%        (10.3)%         (1.0)%
                                 ===========    ===========    ===========    ===========    ===========    ===========

       NET SALES. Net sales decreased by $10,383,000, or 34%, to $19,951,000 in the nine months ended September 30, 2007 as compared to $30,334,000 in the nine months ended September 30, 2006. A combination of factors affected our net sales, including a $9.0 million decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 65% to $4.8 million, or 24% of our net sales, in the nine months ended September 30, 2007 as compared to $13.8 million, or 46% of our net sales, in the nine months ended September 30, 2006. Sales of our CD- and DVD-based products continued to decrease in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by $7.0 million, or 53%, to $6.2 million, or 31% of our net sales, in the nine months ended September 30, 2007 as compared to $13.2 million, or 44% of our net sales, in the nine months ended September 30, 2006, which was partially offset by an increase in net sales of our desktop data storage products of $2.9 million, or 114%, to $5.4 million, or 27% of our net sales, during the nine months ended September 30, 2007, as compared to $2.5 million, or 8% of our net sales, for the nine months ended September 30, 2006.

       In addition, our overall product return rate was 13.2% in the nine months ended September 30, 2007 compared to 8.2% in the nine months ended September 30, 2006. The increase in our overall product return rate resulted from an increase in returns of our mobile data and desktop data storage products in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 22.0%, all of which were offset against gross sales, in the nine months ended September 30, 2007 compared to 19.6% in the nine months ended September 30, 2006. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from an increase in promotional support for our optical storage and our mobile and desktop magnetic data storage products, which experienced substantial market pressure for these promotions.

       The increases in our overall product return rate and our sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively added to the decrease in our net sales resulting from lower sales of our optical data storage products and our mobile and desktop data storage products.

       GROSS PROFIT. Gross profit decreased by $2,303,000, or 56%, to $1,798,000 in the nine months ended September 30, 2007 as compared to $4,101,000 in the nine months ended September 30, 2006. The decrease in gross profit primarily resulted from a decrease in net sales and lower sales prices. Our gross profit margin as a percentage of net sales decreased to 9.0% in the nine months ended September 30, 2007 as compared to 13.5% in the nine months ended September 30, 2006. The decline in our gross profit margin predominantly resulted from higher product costs and therefore higher cost of sales which increased to 91% in the nine months ended September 30, 2007 compared to 87% in the nine months ended September 30, 2006 and lower unit selling prices for all of our data storage products which were caused by competitive pricing pressures.

       SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $590,000, or 40%, to $884,000 in the nine months ended September 30, 2007 as compared to $1,474,000 in the nine months ended September 30, 2006. This decrease was primarily due to decreases of $36,000 in trade show expenses, $79,000 in other sales expenses, $114,000 in outside sales commissions, $25,000 in personnel costs and $341,000 in shipping and handling costs as a result of lower sales, all of which were partially offset by a $5,000 increase in customer training expenses.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $2,325,000, or 47%, to $2,623,000 in the nine months ended September 30, 2007 as compared to $4,948,000 in the nine months ended September 30, 2006. This decrease was primarily due to decreases of $1,221,000 in offering costs, $343,000 in legal fees related to prior-year litigation expenses, $282,000 in audit fees, $130,000 in insurance expenses, $91,000 in bad debt expense, $95,000 in financial relations expense, $15,000 in share-based compensation expense, $21,000 in dues and subscriptions expenses, $148,000 in personnel expenses, $40,000 in facilities costs and $54,000 in supplies and expenses, all of which were partially offset by increases of $7,000 in bank fees, $12,000 in travel expenses, $50,000 in fees for early termination of a credit facility, $25,000 in fees to initiate our Silicon Valley Bank credit facility, and $21,000 in information technology support expenses.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $29,000, or 22%, to $105,000 in the nine months ended September 30, 2007 as compared to $134,000 in the nine months ended September 30, 2006. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since September 30, 2006.

       NET INTEREST EXPENSE. Net interest expense increased by $83,000, or 36%, to $317,000 in the nine months ended September 30, 2007 as compared to $234,000 in the nine months ended September 30, 2006. This increase primarily resulted from higher borrowings on our line of credit and higher effective rates of interest on those borrowings in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

       OTHER INCOME. Other income decreased by $2,304,000, or 97%, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily as a result of a litigation settlement in the amount of $2,375,000 in the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of September 30, 2007, we had working capital of $3.8 million, an accumulated deficit of $27.3 million, $433,000 in cash and cash equivalents and $3.9 million in net accounts receivable. This compares with working capital of $5.9 million, an accumulated deficit of $25.2 million, $1.8 million in cash and cash equivalents and $11.5 million in net accounts receivable as of December 31, 2006. For the nine months ended September 30, 2007, our cash decreased $1.4 million, or 78%, from $1.8 million to $433,000. As of November 12, 2007, we had only $217,000 of cash on hand.

       On November 7, 2007, we received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between us, our subsidiary, IOM Holdings, Inc., and Silicon Valley Bank that we were in default of our tangible net worth financial covenant. As of that date, we owed Silicon Valley Bank approximately $4,081,908, all of which is due and payable upon demand. We are also unable to obtain advances under our line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on our assets.

       We are seeking a waiver of the default of our tangible net worth financial covenant and believe that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. We cannot, however, provide any assurance that a waiver will be obtained, that we will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to our default. We also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

       We presently have insufficient liquidity to fund our operations for the next twelve months. However, we believe that if we are successful in (i) obtaining a waiver from Silicon Valley Bank and reestablishing our ability to borrow under our credit facility on substantially the same terms, (ii) negotiating extended payments terms on amounts owed to BTC USA and Lung Hwa,
(iii) timely collecting existing accounts receivable, and (iv) selling inventory currently in our sales channels as anticipated, then current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our trade credit facilities with Lung Hwa and BTC USA and our credit facility with Silicon Valley Bank will be sufficient to fund our anticipated working capital and capital expenditure requirements at least for the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to BTC USA or Lung Hwa, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and will likely require additional financing. If we are unable to increase our liquidity, we will experience a material and adverse effect on our ability to operate our business. In addition, our failure to raise capital, if needed, could restrict our growth, limit our development of new products, hinder our ability to compete and will likely have a material and adverse effect on our ability to operate our business.

       Over the course of the past several months, the robust sales pace of magnetic data storage products experienced in 2006 has slowed significantly. We believe that this is an industry-wide effect. In addition, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology, which has significantly reduced selling prices and eroded margins for magnetic data storage products. In late 2006 and early 2007, we placed substantial orders for magnetic data storage products based on our expectation of continuing robust sales. As a result of these orders and the slowing market for these products, we currently have high inventory levels. Due to intense price competition, we may not be able to sell this inventory at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

       Our consolidated financial statements as of September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant recurring losses, have serious liquidity concerns and will likely require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report as of December 31, 2006, dated July 9, 2007, expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

       Cash used in our operating activities totaled $913,000 during the nine months ended September 30, 2007 as compared to $1.3 million during the nine months ended September 30, 2006, and resulted primarily from the following combination of factors:

       o      a $1.7 million increase in net loss;

       o a $2.8 million decrease in accounts payable caused by the payment of outstanding invoices;

       o a $3.8 million decrease in accounts payable - related parties, caused by the payment of outstanding invoices;

       o      a $770,000 decrease in mail-in rebates;

       o      a $23,000 increase in prepaid expenses and other current assets;

       o      a $226,000 increase in our allowance for obsolete inventory;

       o      a $959,000 decrease in point-of-sale accruals;

       o a $534,000 decrease in market development funds and cooperative advertising cost accruals;

       o      a $426,000 decrease in our allowance for product returns; and

       o      a $23,000 increase in our reserves for sales incentives.

       These decreases in cash were partially offset by:

       o a $9.5 million decrease in accounts receivable resulting from normal collections and lower sales in the nine months ended September 30, 2007;

       o      a $15,000 decrease in our allowance for doubtful accounts; and

       o      a $992,000 decrease in inventory.

       Cash provided by our investing activities totaled $770,000 during the nine months ended September 30, 2007 as compared to cash used in investing activities of $539,000 during the nine months ended September 30, 2006. Our investing activities during the nine months ended September 30, 2007 consisted of an $893,000 decrease in restricted cash related to our line of credit and $124,000 in purchases of property and equipment. Our investing activities during the nine months ended September 30, 2006 consisted of a $511,000 increase in restricted cash related to our line of credit and $28,000 in purchases of property and equipment.

       Cash used in our financing activities totaled $1.3 million during the nine months ended September 30, 2007 as compared to $992,000 for the nine months ended September 30, 2006. We had $1.3 million in net borrowings on our line of credit in the nine months ended September 30, 2007 compared to $1.1 million of net borrowings on our line of credit in the nine months ended September 30, 2006. We also received proceeds of $62,000 from the exercise of stock options in the nine months ended September 30, 2006.

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

       As discussed above, we are in default under our credit facility with Silicon Valley Bank and no amounts are available to us for borrowing under the facility.

       On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we use Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms are 120 days following the date of invoice by Lung Hwa. Lung Hwa charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by this supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of invoice by Lung Hwa. We are to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the nine months ended September 30, 2007 we purchased approximately $2.4 million in products from Lung Hwa and as of September 30, 2007, we owed Lung Hwa $2.6 million in trade payables. As of September 30, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to Lung Hwa to retire the balance due at September 30, 2007 over three months. As of the date of filing this report, we expect to meet the proposed payment schedule.

       In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. During the nine months ended September 30, 2007, we purchased approximately $2.2 million in products from BTC USA and as of September 30, 2007, we owed BTC USA $1.5 under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. As of September 30, 2007, we were out of compliance with the payment terms of the agreement and have proposed a repayment schedule to BTC USA to retire the balance due at September 30, 2007 over three months and as of the date of filing this report, we expect to meet the proposed payment schedule.

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

       Our net loss increased by approximately 576% to $2,049,000 in the nine months ended September 30, 2007 from $304,000 in the nine months ended September 30, 2006. If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our operating performance and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our operations were not subject to commodity price risk during the three and nine months ended September 30, 2007. We had negligible sales to foreign countries in the three and nine months ended September 30, 2007, and thus we experienced negligible foreign currency exchange rate risk. We do not hedge against this risk.

       On January 29, 2007, we replaced our then-existing asset-based line of credit with GMAC with an asset-based line of credit with Silicon Valley Bank. The new line of credit is for an amount of up to $10.0 million. The new line of credit provides for an interest rate equal to the prime lending rate plus 1.0%. This interest rate is adjustable upon each movement in the prime lending rate. If the prime lending rate increases, our interest rate expense will increase on an annualized basis by the amount of the increase multiplied by the principal amount outstanding under our credit facility. As discussed above, we are in default under our credit facility with Silicon Valley Bank and no amounts are available to us for borrowing under the facility.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness discussed immediately below.

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

     EXISTING MATERIAL WEAKNESS

       Management has identified the following material weakness which caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level: as a result of our restatement of prior periods' financial results, we were unable to meet our requirements to timely file our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007. We were, however, able to timely file our Form 10-Q for the quarter ended June 30, 2007. Management evaluated, in the fourth quarter of 2007 and as of September 30, 2007, the impact of our inability to timely file those periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and concluded, in the fourth quarter of 2007 and as of September 30, 2007, that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

     REMEDIATION OF EXISTING MATERIAL WEAKNESS

       To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following in the periods specified below. Management believes that the procedures we implemented in connection with the restatement of prior-period financial statements, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes which we expect will better enable us to timely file our periodic reports. In 2007, we have implemented enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system. In addition, on November 15, 2006, we hired a new Chief Financial Officer with many years of experience in our industry as well as with publicly traded companies, we retained additional professional accounting consultants to assist us in preparing our financial statements, and we also retained a third-party consultant, who is an experienced partner of a registered public accounting firm specializing in public company financial reporting, to advise us and our Audit Committee regarding certain accounting matters. Also, on November 5, 2007, we hired a Corporate Controller with many years of experience related to our industry as well as with publicly traded companies.

       Management expects that the actions described above will remediate the corresponding material weakness by December 31, 2007. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

     PRIOR MATERIAL WEAKNESS

       Management previously identified the following material weakness which caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level: we did not adequately segregate the duties of different personnel within our accounting group. Activities that were not adequately segregated included the processing and review of product rebate submissions and the issuing of checks for product rebate payments. Partly as a result of our inadequate segregation of duties, we believe that an ex-employee was able to embezzle, through repeated issuances of product rebate checks in the name of the ex-employee's spouse, approximately $40,000 over the course of a five year period. Management evaluated, in the third quarter of 2007 and as of June 30, 2007, the impact of our inadequate segregation of duties on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2007 and as of June 30, 2007, that, although immaterial from a financial perspective, the control deficiency that resulted in our inadequate segregation of duties represented a material weakness.

     REMEDIATION OF PRIOR MATERIAL WEAKNESS

       To remediate our prior material weakness in our disclosure controls and procedures identified above, we have done the following in the period specified below. We have addressed our failure to adequately segregate the duties of different personnel within our accounting group through revised procedures and staff training. As noted above, activities that were not adequately segregated included the processing and review of product rebate submissions and the issuance of checks for product rebate payments. In the third quarter of 2007, we began requiring that the processing and review of product rebate submissions and the issuance of checks for product rebate payments be conducted by at least three distinct individuals, one of whom processes product rebate submissions, one of whom reviews the results of the processing of product rebate submissions and one of whom issues checks for product rebate payments.

       Management believes that the actions described above have remediated the corresponding material weakness also described above. Our expenditures associated with this remediation were negligible.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       The changes noted above, specifically, our new procedures for processing and reviewing product rebate submissions and issuing checks for product rebate payments were the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       On November 7, 2007, we received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between us, our subsidiary, IOM Holdings, Inc., and Silicon Valley Bank that we were in default of our tangible net worth financial covenant. As of that date, we owed Silicon Valley Bank approximately $4,081,908, all of which is due and payable upon demand by Silicon Valley Bank. We are also unable to obtain advances under our line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on our assets.

       We are seeking a waiver of the default of our tangible net worth financial covenant and believe that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. We cannot, however, provide any assurance that a waiver will be obtained, that we will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to our default. We also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

Exhibit
Number        Description
------        -----------

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1          Certification of President and Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (*)
-------------------
(*)           Filed herewith.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    I/OMAGIC CORPORATION


Dated:  November 13, 2007           By: /s/ THOMAS L. GRUBER
                                    --------------------------------------------
                                    Thomas L. Gruber, Chief Financial Officer
                                    (principal financial and accounting officer)

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