Form 10-K
period 2007-12-31
I/OMAGIC CORP
filed 2008-03-31
CIK 1083663

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-K
                                  _____________
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                        Commission file number: 000-27267
                                  _____________

                              I/OMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                  _____________

            NEVADA                                      33-0773180
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         4 MARCONI, IRVINE, CA                            92618
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 707-4800
                                  _____________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)
                                  _____________

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
         Large accelerated filer |_|               Accelerated filer |_|
         Non-accelerated filer |_|                 Smaller reporting company |X|
         (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $8.1 million as of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter. The registrant has no non-voting common equity.

         The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of March 26, 2008

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.      Business..........................................................1

Item 1A.     Risk Factors.....................................................17

Item 1B.     Unresolved Staff Comments........................................28

Item 2.      Properties.......................................................28

Item 3.      Legal Proceedings................................................28

Item 4.      Submission of Matters to a Vote of Security Holders..............29

                                     PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................29

Item 6.      Selected Financial Data..........................................30

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................30

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......50

Item 8.      Financial Statements and Supplementary Data......................50

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................50

Item 9A.     Controls and Procedures..........................................50

Item 9A(T).  Controls and Procedures..........................................50

Item 9B.     Other Information................................................51

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance...........52

Item 11.     Executive Compensation...........................................56

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................64

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence............................................66

Item 14.     Principal Accounting Fees and Services...........................69

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules..........................70

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

ITEM 1. BUSINESS.

COMPANY OVERVIEW

         We sell data storage products, high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, and other consumer electronics products. We sell our products in the United States and Canada, together known as the North American retail marketplace. During 2007, sales generated within the United States accounted for approximately 99% of our net sales and sales generated within Canada accounted for approximately 1% of our net sales. During 2006, sales generated within the United States and Canada accounted for approximately 84% and 16% of our net sales, respectively.

         Our recent product offerings have predominantly consisted of both mobile and desktop magnetic data storage products and optical data storage products. Our mobile magnetic data storage products utilizing 1" and 2.5" hard disk drives, consist of compact and mobile universal serial bus, or USB, hard disk drives that plug into any standard USB port and that provide from 4 gigabytes, or 4,000 megabytes, to up to 320 gigabytes, or 320,000 megabytes of storage capacity, depending on a user's operating system and other factors. We design our mobile magnetic data storage products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our mobile magnetic data storage products accounted for approximately 25% of our net sales for 2007. Our desktop magnetic data storage products, utilizing 3.5" hard disk drives, require an independent power source and offer storage capacities ranging from 250 gigabytes, or 250,000 megabytes, to up to 1 terabyte, or 1,000,000 megabytes, depending on a user's operating system and other factors. Our desktop magnetic data storage products accounted for approximately 25% of our net sales for 2007. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs. Our optical data storage products accounted for approximately 24% of our net sales in 2007. We introduced our line of HDTVs in the fourth quarter of 2007 and from sales in the fourth quarter alone, HDTVs accounted for approximately 21% of our net sales in 2007. We also sell other consumer electronics products, which accounted for approximately 3% of our net sales in 2007.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors and other major North American retailers, including AAFES (Army Air Force Exchange Services), Best Buy Canada/FutureShop, Circuit City, Costco, Fred Meyer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target. Our retailers sell our products in retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall, Home Shopping Network and Tiger Direct, predominantly through distribution by Ingram Micro, GB Micro and Tech Data.

         Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry in general. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns.

         During 2007, our most significant retailers were Staples, OfficeMax and Costco. Collectively, these three retailers accounted for 58% of our net sales for 2007, or 21%, 20% and 17% of our net sales, respectively. During 2006, our most significant retailers were Staples, Best Buy Canada, Circuit City and Office Depot. Collectively, these four retailers accounted for 69% of our net sales for 2006, or 28%, 14%, 14% and 13% of our net sales, respectively.

         We market our products primarily under our I/OMagic(R) and Digital Research Technologies(R) brand names, but from time to time, we also market products under our Hi-Val(R) brand name. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet a range of consumer needs. We market our HDTVs under our Digital Research Technologies(R) brand name.

         We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly in Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa. Both BTC and Lung Hwa provide us with significant trade lines of credit. Each of BTC and Lung Hwa provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms. See "Certain Relationships and Related Transactions, and Director Independence."

         I/OMagic Corporation was incorporated under the laws of the State of Nevada in October 1992. We have one subsidiary, IOM Holdings, Inc., a Nevada corporation. Our principal executive offices are located in Irvine, California and our main telephone number is (949) 707-4800.

RECENT DEVELOPMENTS

         On March 7, 2008, we received notice from Silicon Valley Bank that we are in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 26, 2008 was $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank, and no amounts are available to us for borrowing as we are in violation of the loan covenant. In addition, as of March 26, 2008, we had only $452,000 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. See "Managements Discussion and Analysis and Results of Operations--Critical Accounting Policies, Going Concern Assumption" and "--Liquidity and Capital Resources, Overview" and "--Liquidity and Capital Resources, Bank Lines of Credit."

         During the fourth quarter of 2007, we received notice from Office Depot that it would not offer any of our products during at least the first quarter of 2008 and probably through the second quarter of 2008. In addition, during the first quarter of 2008, we received notice from OfficeMax that it would not offer any of our products during the first and second quarters of 2008. Our sales through both Office Depot and OfficeMax are entirely consignment sales. Office Depot returned substantial inventory in the fourth quarter of 2007 and OfficeMax returned substantial inventory in the first quarter of 2008, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which is included in cost of sales. We intend to offer new products to both Office Depot and OfficeMax for their consideration to include in their product offerings during the second half of 2008. However, we cannot provide any assurance that we will be able to sell any products through either Office Depot or OfficeMax in the future.

         Throughout 2007, we experienced a significant decline in sales of our data storage products. We believe that this sales decline was an industry-wide effect. In addition, we are experiencing intense price competition for magnetic data storage products from major competitors such as Western Digital and Seagate Technology/Maxtor who are original equipment manufacturers of hard disk drives, which has significantly reduced selling prices and eroded our margins for magnetic data storage products. Due to this intense price competition, we may not be able to sell our inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

         In addition, we are experiencing a shortage in supply of our HDTVs. The subcontract manufacturer of our HDTVs has experienced a shortage of basic components and is attempting to correct the supply shortage. If these shortages continue, we may not be able to meet the demand of our retailers which may cause a decline in our net sales. Because of the substantial working capital requirements needed to sustain inventory and profitable sales volumes for HDTVs, we are negotiating new trade credit facilities to support future HDTV sales. We do not believe that our existing subcontract manufacturers will be able to independently provide adequate trade credit facilities.

DATA STORAGE INDUSTRY OVERVIEW

         Storing, managing, protecting, securing, retrieving and transferring electronic data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

         o the growth in the number of PCs, and the increase in the number, size and complexity of computer operating systems, computer networks and software programs;

         o the emergence and development of new data-intensive activities, such as email, e-commerce, and the increasing availability of products and services over the Internet, together with the rise in bandwidth available to access and download data from the Internet; and

         o the existence and availability of increasing amounts of digital entertainment data, such as movies, music, photos, video games and other multi-media data.

         Traditional PC data generally includes documents, emails, financial information, software programs and other electronic data. The data storage industry has grown significantly over the last two decades as the PC has become a virtually indispensable tool in the home and office, resulting in increasing amounts of traditional PC data. As a result of these and other developments, traditional PC data storage requirements have correspondingly increased.

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

         We believe that the increasing amount of traditional PC and digital entertainment data that is being generated and used is stimulating increased demand for products offering data storage, management, protection, security, retrieval and transfer capability. We also believe that those products that offer flexibility and high-capacity storage in a cost-effective, user-friendly and secure manner are in highest demand.

     KEY FACTORS DRIVING GROWTH IN THE DATA STORAGE INDUSTRY

         We believe that the following factors, among others, are driving and will continue to drive growth in the data storage industry:

         o INCREASED USE OF THE INTERNET. As individuals and businesses continue to increase their use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for storage, management, protection, security, retrieval and transfer of data -- especially high-capacity, cost-effective data storage devices -- will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

         o GROWTH IN NEW TYPES OF ELECTRONIC DATA. The growth in new types of data such as movies, music, photos, video games and other multi-media data, including high-resolution audio and video data, requires far greater storage capacity than traditional PC text data. We believe that individual consumers and businesses increasingly depend on their abilities to store, manage, protect, retrieve and transfer these types of data using data storage devices.

         o GROWTH IN THE CRITICAL IMPORTANCE OF DATA. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and potentially transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, securing, retrieving and transferring this information has become increasingly important to many businesses.

         o DECREASE IN THE COST OF STORING ELECTRONIC DATA. The cost of data storage continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

         o CONVERGENCE OF TECHNOLOGIES. Product offerings are beginning to embody the convergence of data storage and digital entertainment playback technologies. For instance, a digital video recorder, or DVR, can operate as the primary tool for storage, management, protection, security, retrieval and transfer of traditional PC data as well as digital entertainment data such as movies, music, photos, video games and other multi-media data.

     DATA STORAGE INDUSTRY CHALLENGES AND TRENDS

         We believe that the challenges currently facing the data storage industry include:

         o NEED FOR HIGH-CAPACITY, COST-EFFECTIVE AND FLEXIBLE MEDIA AND RELATED DATA STORAGE DEVICES. We believe that, as a result of the rapid growth in electronic data and in new applications requiring or using high data-content movies, music, photos, video games and other multi-media content, the data storage industry needs to offer higher capacities, more cost-effective and flexible media and data storage devices. To meet this need, the data storage industry has shifted its product offerings to DVD- and Blu-Ray-based technologies as well as to compact and portable hard disk drives.

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

         We believe that one of the trends in the data storage industry includes the trend toward higher capacity optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD- and Blu-Ray-based media and devices. Blu-Ray technology expands single layer DVD capacity up to fivefold and dual layer DVD capacity up to tenfold and allows the storage and retrieval of high definition videos and images for playback on high-definition televisions and monitors. Blu-Ray has been accepted as the dominant technology for super-high-capacity optical data storage devices and we believe that the increased performance offered by this technology will likely result in increased consumer demand for optical data storage devices. Furthermore, we believe that we will be able to incorporate Blu-Ray technology into our product offerings in much the same way as we do today with the large number of format types ranging from recordable and rewritable CD-based products to DVD-based products.

         Another trend in the data storage industry is the progression toward smaller, more portable large capacity hard disk drives. We expect that products with storage capacities of up to 320 gigabytes, or 320,000 megabytes, on a single 2.5" hard disk drive, and up to 1 terabyte, or 1,000,000 megabytes, on a single 3.5" hard disk drive will be available in 2008. It is not clear when we will be able to offer products with similar storage capacities at competitive prices.

HDTV INDUSTRY OVERVIEW

         There are several leading technologies available for HDTVs, each having its own advantages and disadvantages with respect to the other formats. The three primary direct view technologies are traditional cathode ray tube, or CRT, televisions, plasma-based panels, and LCD panels. The three primary rear projection technologies are digital light processing, or DLP, high-temperature polysilicon, or HTPS, and liquid crystal on silicon, or LCoS. Manufacturers must be cognizant of consumer preferences and make quick decisions regarding which technology to support.

     DIRECT VIEW TECHNOLOGIES

         Traditional CRT televisions utilize a specialized vacuum tube in which images are produced when a moving electron beam strikes a phosphorescent surface.

         Plasma technology is a direct-view display that has enabled the creation of large flat-panel televisions measuring less than six inches deep. In plasma televisions, the display itself consists of cells. Within each cell, two glass panels are separated by a narrow gap in which neon-xenon gas is injected and sealed in plasma form during the manufacturing process. The gas is electrically charged at specific intervals when the plasma set is in use. The charged gas then strikes red, green, and blue phosphors, thus creating a television image.

         LCD televisions feature a matrix of thin film transistors that supply voltage to liquid crystal filled cells enclosed between two flat panel glass screens. When hit with an electrical charge, the crystals modulate light generated by a lamp behind the screen, reproducing colors by attenuating particular wavelengths from the spectrum of white light until the correct color is produced.

     REAR PROJECTION TECHNOLOGIES

         Digital micromirror device, or DMD, is a proprietary product of Texas Instruments, which calls this device DLP. DLP technology is found widely in both front and rear projection televisions. At its heart is the digital micromirror device chip that contains a rectangular array of hinge-mounted individually movable microscopic mirrors, one for each pixel. The mirrors on a DLP chip can either tilt toward the light, creating a pixel of light, or swing away from the light, creating a dark pixel. Most DLP televisions and projectors use a one-chip design. In order to generate a color image on a one-chip television, the light passes through a spinning color wheel containing cyan, magenta, and yellow filters. This enables a one-chip DLP television to display 16.7 million different colors. In a three-chip design, the need for a color wheel is eliminated, and instead, the white light is divided into three colors through a prism with each of the three color beams focused onto its own dedicated chip.

         HTPS microdisplays use a transmissive technology and are available from only two large Japanese companies. HTPS displays sandwich liquid crystal material between two layers of high-temperature quartz glass. To produce images, light passes from a projection lamp into a color management and display system.

         LCoS micro display technology uses a liquid crystal layer that sits on top of a pixelated, reflective mirror substrate. Beneath the substrate exists another layer containing individual transistors to activate each pixel. Light is projected at the reflective surface, but it must first pass through the liquid crystal layer. When a pixel is activated, it modulates the light reaching the reflective surface. Light that is reflected is then magnified and focused onto the screen through a series of lenses. Because integrated circuits form the basis of these displays, LCoS technology permits a very high-resolution, high-performance display.

     LCD TECHNOLOGIES

         We believe LCD HDTVs provide excellent picture quality with a very thin form factor. LCDs also have extreme brightness, have rapid response times and exhibit superior bright room viewing properties.

         We believe that LCD HDTVs will capture a majority of the flat panel HDTV market for screen sizes below 55". We also believe that LCD HDTVs have already overtaken plasma HDTVs at screen sizes of 37" or less and will overtake plasma at screen sizes of 42" and 50" within the next few years.

     KEY FACTORS DRIVING GROWTH IN THE HDTV INDUSTRY

         With the advent of digital devices such as HDTVs, digital cameras, portable media players, and digital video recorders, as well as the improvement in connectivity technologies, such as wireless networks, consumers have greater access to improved content quality and are demanding more from their multimedia experience. As technologies improve and data transmission speeds increase, video is increasingly becoming the centerpiece of the multimedia experience. In addition, HDTVs have become more affordable to a broader range of consumers. As a result, many consumers are no longer satisfied with televisions that simply display basic video. Instead, they are demanding televisions with larger screen sizes, higher definition, slimmer form factors and greater functionality.

         This consumer desire for a higher quality video experience is driving the rapid growth of flat screen and HDTVs. Research data from DisplaySearch estimates that approximately 28 million HDTVs were shipped in the fourth quarter of 2007 and for the first time, LCD television shipments worldwide exceeded standard CRT television shipments. Penetration of HDTVs as a percentage of total television shipments in the same period was 47%, which was a 56% year-over-year rise. According to DisplaySearch, LCD HDTVs are expected to increase to approximately 122 million units for all of 2010, while penetration of LCD HDTVs is expected to be approximately 56% of worldwide television shipments and approximately 84% of worldwide HDTV shipments in 2010. Larger screen sizes are also expected to drive growth. According to DisplaySearch, LCD screens 35" and above are expected to increase from approximately 22% of total LCD televisions shipped in 2006 to approximately 43% of total LCD televisions shipped in 2010, representing a compound annual growth rate of approximately 53%.

     HDTV INDUSTRY CHALLENGES AND TRENDS

         We believe that, in order to be a successful digital television solutions provider, we must meet the increasingly demanding requirements of both the retailer and the consumer. While consumer preferences trend towards large screen, high-definition, slim form-factor digital televisions with increased functionality, price continues to be a primary driver in most consumers' decisions to purchase a digital television. For a given set of quality, performance and functionality parameters, we believe most consumers will make their purchase decision based on their optimal balance between these parameters and the lowest price at the time of purchase. In addition, many sales channels for digital television providers, including the international, national, regional and online consumer electronics distributors and retailers, require that their digital television suppliers provide both a broad product portfolio and timely, efficient and dependable delivery of products.

THE I/OMAGIC SOLUTION

         We sell data storage products, HDTVs and other consumer electronics products in the North American retail marketplace. We believe that we possess a combination of core competencies that provide us with a competitive advantage, including the ability to successfully identify consumer needs and preferences, use our sales channels to sell new and enhanced products, efficiently bring to market newly developed products and enhanced products, efficiently manage our product supply chain, and use our brands and merchandising efforts to market and sell our products.

         Successfully executing our core competencies yields substantial benefits including the ability to:

         o rapidly bring both new and enhanced products to market in a cost-effective manner;

         o offer high-value products that combine performance, functionality and reliability at competitive prices; and

         o establish and maintain a large market presence for our core product offerings resulting in significant market share.

         We work closely with our retailers to promote our products, monitor consumer demands and preferences and stay at the forefront of the market for data storage products. We also work closely with our subcontract manufacturers and suppliers and benefit from their substantial research and development resources and economies of scale. As a result of working with our retailers, subcontract manufacturers and suppliers, we believe that we are able to rapidly bring new and enhanced products to market in a cost-effective manner.

         We believe that the market intelligence we gain through consultation with our retailers, subcontract manufacturers and suppliers enables us to deliver products that combine the performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers and suppliers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

OUR STRATEGY

         Our primary goal is to remain a leading provider of data storage products and to expand our market share for data storage products and HDTVs. Our business strategy to achieve this goal includes the following elements:

         o CONTINUE TO DEVELOP AND SOLIDIFY OUR NORTH AMERICAN RETAIL NETWORK. We have developed, and plan to continue to develop, broaden and solidify, close working relationships with leading North American computer, consumer electronics and office supply superstores and other retailers. These retailers carry many of the products that we sell. As we offer both new and enhanced data storage products, HDTVs and other products, we intend to continue to utilize our existing relationships with these retailers to offer and sell these products to consumers.

         o CONTINUE TO DEVELOP AND EXPAND OUR STRATEGIC SUBCONTRACT AND SUPPLY RELATIONSHIPS. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers, such as BTC and Lung Hwa in Asia. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers' and suppliers' continued development of new and improved data storage products, HDTVs and other products. Some of these relationships are particularly strong because some of our subcontract manufacturers and suppliers are also stockholders of I/OMagic. We plan to continue to develop and explore other subcontract manufacturer and supplier relationships as well. By continuing to subcontract manufacture and source our products, we intend to increase our operating leverage by delivering products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with product development and manufacturing in an industry characterized by rapid product innovation and obsolescence.

         o CONTINUE TO DEVELOP AND OFFER HIGH VALUE PRODUCTS. We intend to continue to work in conjunction with our retailers, subcontract manufacturers and suppliers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our target consumers seek high-value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace. We believe that our core competencies such as our ability to efficiently bring to market newly developed products and enhanced products and to efficiently manage our product supply chain will enable us to enhance our products and offer new products in a cost-effective and timely manner. We intend to continue to focus on high value product offerings by promoting and offering our products that are affordable alternatives to higher-priced products offered by some of our competitors.

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

OUR PRODUCTS

         We have three primary product categories: data storage, HDTV and other consumer electronics products.

     DATA STORAGE PRODUCTS

         Our optical data storage products consist of a range internal and external CD and DVD drives that store traditional PC data as well as movies, music, photos, video games and other multi-media data, such as:

         o Internal and external optical data storage drives based on the following technologies: CD-RW, DVD+R, DVD+RW, DVD-RAM, DVD+/-RW+/-; and

         o        Blu-Ray RW and ROM.

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

         Our magnetic data storage products include:

         o 2.5" compact and portable external USB 2.0 hard disk drives with dimensions measuring 3.0"W x 5.25"L x 0.6"H that provide from 80 gigabytes, or 80,000 megabytes, up to 320 gigabytes, or 320,000 megabytes, of storage capacity, depending on the user's operating system and other factors. We intend to add push-button back-up capability to all drives and additional fingerprint ID locking for added security; and

         o 3.5" external USB 2.0 hard disk drives with dimensions measuring 5.0"W x 8.25"L x 1.5"H that provide from 320 gigabytes, or 320,000 megabytes, up to 1 terabyte, or up to 1,000,000 megabytes, of storage capacity, depending on the user's operating system and other factors. We intend to add push-button back-up capability to all drives and additional fingerprint ID locking for added security.

         The growth in the availability of digital data, such as movies, music and photos has generated new data storage applications and created significant demand for portable data storage devices. The typical portable data storage device is compact, often small enough to fit into a pocket, consumes low power, is durable, re-writable and is versatile due to its ease of operation. In addition, most of these portable data storage devices do not require a separate power source other than through a standard USB port. USB portable storage devices, such as USB flash drives and compact USB hard disk drives were introduced in late 2002 and compete with our CD- and DVD-based data storage products. Sales of these devices have continued to represent an increased share of the market for data storage products.

     HDTV PRODUCTS

         Our current and planned HDTV products consist of a range of HDTVs that utilize LCD display technology. We are focusing on higher resolution HDTVs with 1080p resolution that support high definition Blu-Ray technology. Our current and planned HDTV products include the following models (and current or expected availability):

         o        26" 1080i Widescreen HDTV (November 2007);
         o        32" 1080i Widescreen HDTV (November 2007);
         o        28" 1080p Widescreen LCD TV (May 2008);
         o        32" 1080p Widescreen HDTV (June 2008);
         o        37" 1080p Widescreen HDTV (July 2008);
         o        42" 1080p Widescreen HDTV (April 2008);
         o        47" 1080p Widescreen HDTV (August 2008); and
         o        52" 1080p Widescreen HDTV (September 2008).

         We believe that the market for HDTVs is expanding and will continue to grow as a result of the pending change to digital broadcasting in February 2009 when all television programs will be required to be broadcast in digital formats.

     OTHER CONSUMER ELECTRONICS PRODUCTS

         Our other consumer electronics products include:

         o Digital photo frames with 1.5" (keychain) and 7" (widescreen) and 8", 10", 12" and 15" (4:3 screen) display formats with flat panel displays. Our digital photo frames have flash media inputs to accept flash memory cards from digital cameras to display digital photos and play digital slide shows. We believe that this new product line is a potentially large new segment of the digital camera accessory aftermarket;

         o External floppy disk drives that integrate a floppy disk drive in an external USB device; and

         o Case enclosures for 2.5" or 3.5" external or portable hard disk drives.

         We believe that the markets for consumer electronics products are expanding. We intend to continue to monitor these markets and develop and sell consumer electronics products as we are able to identify products that we believe we can sell competitively. Our other consumer electronics products, not including our data storage and HDTV products, represent only a minor product category. These products accounted for only approximately 3% and 4% of our net sales during 2007 and 2006, respectively.

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

PRODUCT OFFERINGS

         Our product offerings are primarily directed toward satisfying the demands of the North American retail marketplace for data storage products, HDTVs and other consumer electronics products. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

         o ENHANCEMENT OF EXISTING PRODUCTS. We seek to offer products with increased performance and expanded functionality to satisfy existing and emerging consumer demands and preferences. Our enhanced product offerings are directed toward, among other things, enhanced user-friendliness and ease of product installation. These product offerings are also focused on products with reduced manufacturing costs to enable us to maintain and improve gross margins while continuing to offer high-value products to consumers.

         o DEVELOPMENT OF NEW PRODUCTS. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of media formats. For our data storage products, these offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage marketplace such as high-capacity, cost-effective, flexible and portable data storage, management, protection, security, retrieval and transfer. For our television products, we expect to offer enhanced features such as built-in Blu-Ray players and greater picture clarity. We believe that we are able to quickly adopt new technologies and bring them to market through our retailers faster than our competition.

         Our retailers, subcontract manufacturers and our suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers, subcontract manufacturers and our suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

         Many of our retailers are among the largest wholesale clubs, computer, consumer electronics and office supply retailers in North America. Over the past three years, our retailers have included Best Buy Canada/Future Shop, Circuit City, Costco, Fred Myer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target. Through their close contact with the marketplace for data storage products, our retailers are able to provide us with important information about consumer demands and preferences.

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

         We do not have a traditional research and development team. Instead, we work closely with our retailers, subcontract manufacturers and suppliers and conduct various other activities in connection with the enhancement of our existing products and the development of new products. We have not, in any reporting period, made any material expenditures on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Our efforts are largely directed at the evaluation of new products and enhancements to existing products rather than the actual design and development of new products or product enhancements.

         Our representatives meet frequently with our subcontract manufacturers, suppliers and our retailers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our subcontract manufacturers, suppliers and our retailers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers and suppliers, and offered by us and in turn by our retailers largely on the basis of market research and trends identified in the data storage, television and consumer electronics industries. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

         We believe that these activities assist us in attempting to achieve our goal of being among the first-to-market with new and enhanced product offerings based on established and emerging technologies.

OPERATIONS

         We do not directly manufacture any of the components incorporated into the products that we sell. We subcontract manufacture the majority of our component products or source from our suppliers our data storage, HDTV and other consumer electronics products and assemble, test and reassemble them in our Irvine facility. We believe that by outsourcing the manufacturing of our component products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

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

         We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our assembly, packaging, storage and distribution facility in Irvine, California. These products are then packaged and shipped by us either directly to retail locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers. We maintain a production staff in Irvine, California, that assembles "quick turn" and pilot production runs and repackages bulk quantities received from our subcontractors or suppliers.

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

SALES AND MARKETING

         We sell our products primarily through retailers who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores and wholesale clubs. In addition, we sell our products through Internet retailers and mail order catalogs.

         We cooperate with our retailers to promote our products and brand names. We participate in co-sponsored events with our retailers and industry trade shows such as CES(R). We participate in these events and trade shows in order to develop new relationships with potential retailers and maintain close relationships with our existing retailers. We also fund cooperative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives and develop and procure certain products as requested by our retailers. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close working relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

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

COMPETITION

         We operate in highly-competitive market segments of the consumer electronics industry.

         We believe that our data storage products compete with other types of data storage devices such as internal, external and portable hard disk drives, magnetic tape drives, floppy disk drives and flash memory devices, as well as internal and external optical data storage products offered by other companies.

         Companies that offer products similar to our optical data storage products include Hewlett-Packard, Memorex, Pioneer, Philips Electronics and Sony. We also now directly compete against original equipment manufacturers such as Lite-On, LG Electronics and Samsung Electronics to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our mobile and desktop magnetic data storage products include Acomdata, Iomega, LaCie, Simpletech and SmartDisk/Verbatim as well as original equipment manufacturers such as Hitachi, Seagate Technology/Maxtor and Western Digital. We are currently experiencing intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, which has significantly reduced selling prices and eroded margins for our magnetic data storage products. In addition, due to intense price competition, we may not be able to sell our inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future.

         We believe that our digital photo frame products are compatible in quality and performance with competitors in our market category. The most notable leaders in this category are Coby, Kodak, PanDigital and SmartParts.

         We believe that our HDTV products are compatible in quality and performance with competitors in our market category. Companies that offer products similar to our HDTV products include JVC, LG Electronics, Magnavox, Olevia, Panasonic, Philips, RCA/Thompson, Samsung, Sceptre, Sharp, Sony, Sylvania, Toshiba, Vizio and Westinghouse.

         We believe that our ability to compete in the data storage, HDTV and other consumer electronics markets depends on many factors, including the following:

         o PRODUCT VALUE. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading products offered in the marketplace. We focus on offering these high value products by positioning them as affordable alternatives to products offered by our competitors.

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

         o        PRODUCT ENHANCEMENT AND DEVELOPMENT AND TIME-TO-MARKET.
                  Enhancement of our existing products, development of new products and rapid time-to-market to satisfy evolving consumer demands and preferences are key elements of our ability to compete. Consumers continuously demand higher levels of performance and functionality. We attempt to compete successfully by bringing products with higher levels of performance and functionality rapidly to market to satisfy changing consumer demands and preferences. We believe that the research and development efforts and economies of scale of our major subcontract manufacturers and suppliers enable us to rapidly introduce enhanced products and new products offering higher levels of performance and functionality. Our products are often among the first-to-market with new features and technology made widely available to consumers.

INTELLECTUAL PROPERTY

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic(R), Hi-Val(R) and Digital Research Technologies(R) are our registered trademarks. We also sell products under various product names such as DataBank(TM), "DataStation", Data-to-Go(TM), EZ NetShare(TM), GigaBank(TM) and "MediaStation." As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

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

         We have been, and may in the future be, notified of claims asserting that we may be infringing certain patents, trademarks and other intellectual property rights of third parties. We cannot predict the outcome of such claims and there can be no assurance that such claims will be resolved in our favor. An unfavorable resolution of such claims may have a material adverse effect on our business, prospects, financial condition and results of operations. The consumer electronics industry, has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. We have in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation.

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

EMPLOYEES

         As of March 26, 2008, we had approximately 50 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

RISKS RELATED TO OUR BUSINESS

     WE ARE PRESENTLY EXPERIENCING A LACK OF LIQUIDITY. IF WE ARE UNABLE TO INCREASE OUR LIQUIDITY, WE WILL EXPERIENCE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE OUR BUSINESS.

         On March 7, 2008, we received notice from Silicon Valley Bank that we are in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 26, 2008 was $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank, and no amounts are available to us for borrowing as we are in violation of the loan covenant. In addition, we had only $452,000 of cash on hand as of March 26, 2008. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to certain related-party creditors, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business.

     IF WE CONTINUE TO SUSTAIN LOSSES, WE WILL BE IN VIOLATION OF A LOAN COVENANT WITH SILICON VALLEY BANK. WE HAVE VIOLATED LOAN COVENANTS IN THE PAST AND THERE IS NO ASSURANCE THAT WE WILL NOT BE IN VIOLATION OF OUR LOAN COVENANTS IN THE FUTURE. IF WE VIOLATE OUR LOAN COVENANTS, WE MAY BE UNABLE TO BORROW FUNDS TO PURCHASE INVENTORY, TO SUSTAIN OUR CURRENT SALES VOLUME AND TO FUND OUR DAY TO DAY OPERATIONS.

         Our credit facility with Silicon Valley Bank has one financial covenant that requires us to maintain at all times, on a consolidated basis, to be tested as of February 28, 2007 and at the end of each month ending thereafter, tangible net worth of at least $3,500,000, plus (i) 50% of all consideration received after the date of the related loan agreement for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter ending after the date of the related loan agreement. For the year ended December 31, 2007, we realized an inventory valuation adjustment to reflect lower market prices of our inventory of approximately $1.4 million, which reduced our tangible net worth. We may realize additional downward inventory valuation adjustments in the future which may result in a breach of our financial covenant with Silicon Valley Bank. We have violated loan covenants in the past, including as recently as March 2008, and there is no assurance that we will not be in violation of our loan covenants in the future. If we violate our loan covenants, we may be unable to borrow funds to purchase inventory, to sustain our current sales volume and to fund our day to day operations. See "Managements Discussion and Analysis and Results of Operations--Liquidity and Capital Resources, Bank Lines of Credit."

     OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         The report of our independent registered public accounting firm contained in our financial statements as of and for the year ended December 31, 2007 includes a paragraph that explains that we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional financing necessary to grow or operate our business. We urge potential investors to review this report before making a decision to invest in I/OMagic.

     WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW WHICH MAY HAMPER CURRENT OPERATIONS AND MAY PREVENT US FROM SUSTAINING OR EXPANDING OUR BUSINESS.

         We have incurred net losses in each of the last eight years. As of December 31, 2007, we had an accumulated deficit of approximately $29.9 million. During 2007, 2006, 2005, 2004 and 2003, we incurred net losses in the amounts of approximately $4.7 million, $309,000, $1.8 million, $8.1 million and $460,000, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, our negative cash flow will continue and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not attain profitability, our business will be adversely affected and our stock price may decline.

     THE HIGH CONCENTRATION OF OUR SALES WITHIN THE DATA STORAGE INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN NET SALES AND NEGATIVELY AFFECT OUR EARNINGS IF DEMAND FOR THOSE PRODUCTS DECLINES.

         Sales of our data storage products accounted for approximately 74% of our net sales, HDTVs accounted for approximately 21% of our net sales and our other consumer electronics products accounted for approximately 3% of our net sales in 2007. Sales of our data storage products accounted for approximately 94% of our net sales in 2006 and 99% of our net sales in each of 2005 and 2004 and our other consumer electronics products accounted for the remainder of our net sales in each of those years.

         We are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which has significantly reduced selling prices and eroded our margins for magnetic data storage products. Due to the intense price competition, we may not be able to sell our inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. We have only recently diversified our product categories outside of the data storage industry but expect data storage products to continue to account for a significant proportion of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

     THE CONSUMER ELECTRONICS INDUSTRY IS EXTREMELY COMPETITIVE. ALL OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO, AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE.

         The markets for data storage products and HDTVs are extremely competitive. All of our significant competitors selling data storage products, including BenQ, Hewlett-Packard, Hitachi, Iomega, Lite-On, LG Electronics, Memorex, Philips Electronics, Pioneer, Samsung Electronics, Seagate Technology/Maxtor, SmartDisk/Verbatin, Sony and Western Digital, and all of our significant competitors selling HDTVs, including Magnavox, Mitsubishi, Olevia, Philips, Samsung Electronics, Sceptre, Sharp, Sylvania, Sony, Vizio and Westinghouse have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. For example, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which has significantly reduced selling prices and eroded our margins for magnetic data storage products. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share, sales and profitability.

     THE CONSUMER ELECTRONICS INDUSTRY IS SUBJECT TO SIGNIFICANT FLUCTUATIONS IN THE AVAILABILITY OF COMPONENTS AND FINISHED PRODUCTS. IF WE OR OUR SUBCONTRACT MANUFACTURERS DO NOT PROPERLY ANTICIPATE THE NEED FOR CRITICAL COMPONENTS OR FINISHED PRODUCTS, WE MAY BE UNABLE TO MEET THE DEMANDS OF OUR RETAILERS AND CONSUMERS, WHICH COULD REDUCE OUR COMPETITIVENESS, CAUSE A DECLINE IN OUR MARKET SHARE AND HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         As the availability of components and finished products decreases, the cost of acquiring those components and finished products ordinarily increases. If we or our subcontract manufacturers fails to procure adequate supplies of components or finished products in anticipation of our retailers' orders or consumer demand, our gross margins may be negatively impacted due to higher prices that we or our subcontract manufacturers are required to pay for components and products in short supply. In particular, there are a limited number of manufacturers for magnetic hard disk drives and certain components for HDTVs. High growth product categories have experienced chronic shortages of components and finished products during periods of exceptionally high demand. If we or our subcontract manufacturers do not properly anticipate the need for critical components or finished products, we may be unable to meet the demands of our retailers and consumers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

     IF WE FAIL TO SELECT HIGH TURNOVER PRODUCTS FOR OUR CONSIGNMENT SALES CHANNELS, OUR FINANCING COSTS MAY EXCEED TARGETED LEVELS, WE MAY BE UNABLE TO FUND ADDITIONAL PURCHASES OF INVENTORY AND WE MAY BE FORCED TO REDUCE PRICES AND ACCEPT LOWER MARGINS TO SELL CONSIGNED PRODUCTS, WHICH WOULD CAUSE OUR SALES, PROFITABILITY AND FINANCIAL RESOURCES TO DECLINE.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until sold by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which is included in cost of sales.

         In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. Additionally, if our inventory turnover is not sufficiently frequent, the value of our consigned inventory could decline significantly. For example, throughout 2007, we experienced intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which has significantly reduced selling prices and eroded margins for our magnetic data storage products. Due to intense price competition, we may not be able to sell our inventory of data storage products at positive gross margins.

         As of December 31, 2007 and 2006, we carried and financed inventory valued at approximately $2.3 million and $7.2 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 46% and 43%, respectively, of our total net sales in 2007 and 2006. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

     WE DEPEND ON A SMALL NUMBER OF RETAILERS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         The vast majority of our sales are generated from a small number of retailers. During 2007, net sales to our three largest retailers, Staples, OfficeMax and Costco represented approximately 21%, 20% and 17%, respectively, of our total net sales. During 2006, net sales to our four largest retailers, Staples, Best Buy Canada, Circuit City and Office Depot represented approximately 28%, 14%, 14% and 13%, respectively, of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

     ONE OR MORE OF OUR LARGEST RETAILERS MAY DIRECTLY IMPORT OR PRIVATE LABEL PRODUCTS THAT ARE IDENTICAL OR VERY SIMILAR TO OUR PRODUCTS WHICH COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         Data storage products, HDTVs and other consumer electronics products are widely available from manufacturers and other suppliers around the world. Our largest retailers include Staples, OfficeMax and Costco. Collectively, these three retailers accounted for 58% of our net sales in 2007. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage products, HDTVs and other consumer electronics products from manufacturers and suppliers around the world, including from some of our own subcontract manufacturers and suppliers. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

     HISTORICALLY, A SUBSTANTIAL PORTION OF OUR ASSETS HAS BEEN COMPRISED OF ACCOUNTS RECEIVABLE REPRESENTING AMOUNTS OWED BY A SMALL NUMBER OF RETAILERS. WE EXPECT THIS TO CONTINUE IN THE FUTURE. IF ANY OF THESE RETAILERS FAILS TO TIMELY PAY US AMOUNTS OWED, WE COULD SUFFER A SIGNIFICANT DECLINE IN CASH FLOW AND LIQUIDITY WHICH, IN TURN, COULD CAUSE US TO BE UNABLE PAY OUR LIABILITIES AND PURCHASE AN ADEQUATE AMOUNT OF INVENTORY TO SUSTAIN OR EXPAND OUR SALES VOLUME.

         Our accounts receivable represented approximately 46% and 45% of our total assets as of December 31, 2007 and 2006, respectively. As of December 31, 2007, 65% of our accounts receivable represented amounts owed by four retailers, each of which represented over 10% of the total amount of our accounts receivable. As of December 31, 2006, 72% of our accounts receivable represented amounts owed by three retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which would negatively affect our ability to make payments under our line of credit with Silicon Valley Bank and which, in turn, could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

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

         We have historically relied heavily on product rebates and other promotional programs to establish, maintain and increase sales of our products. If we fail to accurately forecast the costs of these programs, we may fail to allocate sufficient resources to these programs. For example, we may fail to have sufficient funds available to satisfy mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with consumers and retailers could be harmed, which may result in reduced sales and profitability. In addition, our failure to adequately forecast the costs of these programs may result in unexpected liabilities causing a significant decline in cash flow and financial resources with which to operate our business.

     OUR TWO PRINCIPAL SUBCONTRACT MANUFACTURERS AND SUPPLIERS, WHO ARE ALSO SIGNIFICANT STOCKHOLDERS OF I/OMAGIC, PROVIDE US WITH SIGNIFICANTLY PREFERENTIAL TRADE CREDIT TERMS. IF EITHER OF THESE MANUFACTURERS DOES NOT CONTINUE TO OFFER US SUBSTANTIALLY THE SAME PREFERENTIAL CREDIT TERMS, OUR SALES AND PROFITABILITY WOULD DECLINE SIGNIFICANTLY.

         BTC and Lung Hwa, our two principal subcontract manufacturers and suppliers, who are also significant stockholders of I/OMagic, provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa is likely unique and could not be replaced through a relationship with an unrelated third party. If either of these subcontract manufacturers and suppliers does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline. See "Certain Relationships and Related Transactions, and Director Independence."

     CONSUMER ELECTRONICS PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGES. IF WE FAIL TO ACCURATELY ANTICIPATE AND ADAPT TO THESE CHANGES, THE PRODUCTS WE SELL WILL BECOME OBSOLETE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY.

         Consumer electronics products are subject to rapid technological changes which often cause product obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product's life cycle is extremely short, ranging from 6 to 12 months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

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

     IF WE FAIL TO SUCCESSFULLY MANAGE THE EXPANSION OF OUR BUSINESS, OUR SALES MAY NOT INCREASE COMMENSURATELY WITH OUR EXENSES, WHICH WOULD CAUSE OUR PROFITABILITY TO DECLINE.

         We plan to offer new data storage, HDTV and other consumer electronics products in the future. In particular, we plan to offer enhanced versions of our HDTVs, additional magnetic and optical media-based products as well as products with heightened performance and added functionality. We also plan to offer next-generation Blu-Ray products. These planned product offerings will require significant purchases of inventory and management's close attention. In offering new HDTV, our resources and personnel are likely to be strained because we have little experience in the television industry. Our failure to successfully manage our planned product expansion could result in our sales not increasing commensurately with our expenses, causing a decline in our profitability.

     A SIGNIFICANT PRODUCT DEFECT OR PRODUCT RECALL COULD MATERIALLY AND ADVERSELY AFFECT OUR BRAND IMAGE, CAUSING A DECLINE IN OUR SALES AND PROFITABILITY, AND COULD REDUCE OR DEPLETE OUR FINANCIAL RESOURCES.

         A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could result in damage to our relationships with our retailers and loss of consumer loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management's attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability, and could reduce or deplete our financial resources.

     IF OUR PRODUCTS ARE NOT AMONG THE FIRST-TO-MARKET, OR IF CONSUMERS DO NOT RESPOND FAVORABLY TO EITHER OUR NEW OR ENHANCED PRODUCTS, OUR SALES, PROFITABILITY AND FINANCIAL RESOURCES WILL BE ADVERSELY AFFECTED.

         One of our core business strategies is to be among the first-to-market with new and enhanced products based on established technologies. As a consequence of this strategy, we are exposed to consumer rejection of our new and enhanced products to a greater degree than if we offered products later in their industry life cycle. For example, our anticipated future sales are largely dependent on future consumer demand for increased functionality and quality. Accordingly, future sales and any future profits from our new and enhanced data storage products, HDTVs or other consumer electronics products are substantially dependent upon widespread consumer acceptance of these new and enhanced products. If this widespread consumer acceptance of our new and enhanced products does not occur, or is delayed, our sales, profitability and financial resources will be adversely affected.

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

     FAILURE TO ADEQUATELY PROTECT OUR TRADEMARK RIGHTS COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR SALES TO DECLINE.

         We sell our products primarily under our I/OMagic(R) and Digital Research Technologies(R) brand names and, from time to time, also sell products under our Hi-Val(R) brand name. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. We also sell products under various product names such as DataBank(TM), Data-to-Go(TM), DataStation, EZ NetShare(TM), GigaBank(TM) and MediaStation. One of our key business strategies is to use our brand and product names to successfully compete in the industries in which we operate. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share, cause our sales to decline and profitability and financial resources could be adversely affected.

     CONSUMER ACCEPTANCE OF ALTERNATIVE SALES CHANNELS MAY INCREASE. IF WE ARE UNABLE TO ADAPT TO THESE ALTERNATIVE SALES CHANNELS, SALES OF OUR PRODUCTS MAY DECLINE.

         We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during 2007, three of our retailers collectively accounted for 58% of our total net sales. Similarly, during 2006, four of our retailers collectively accounted for 69% of our total net sales. We currently generate only a small number of direct sales of our products through our Internet websites. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage, television and other consumer electronics products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALES COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL.

         As of March 26, 2008, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% stockholders beneficially own approximately 3.3 million of these shares. Accordingly, our common stock has a public float of approximately 1.2 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 74,775 shares of common stock are outstanding under our 2002 Stock Option Plan and 229,000 options are outstanding under our 2003 Sock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During 2008 through March 26, 2008, the high and low closing bid prices of a share of our common stock were $1.49 and $1.15, respectively. During 2007, the high and low closing bid prices of a share of our common stock were $3.85 and $1.05, respectively. During 2006, the high and low closing bid prices of a share of our common stock were $5.50 and $1.53, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

         o        changes in market valuations of similar companies;
         o        stock market price and volume fluctuations;
         o economic conditions specific to the consumer electronics industry;
         o announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
         o the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;
         o delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
         o disputes or litigation concerning our rights to use third parties' intellectual property or third parties' infringement of our intellectual property;
         o changes in our pricing policies or the pricing policies of our competitors;
         o changes in foreign currency exchange rates affecting our product costs and pricing;
         o        regulatory developments or increased enforcement;
         o        fluctuations in our quarterly or annual operating results;
         o        additions or departures of key personnel; and
         o        future sales of our common stock or other securities.

         The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

         In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. Although we have not been subject to such litigation, we may be the target of such litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our financial resources from our business.

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

         As a group, our executive officers, directors, and 10% stockholders beneficially own or control approximately 73% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from March 26, 2008). As a result, our current executive officers, directors, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

         On March 25, 1996, our common stock commenced trading on the OTC Bulletin Board. Since that time, there has been extremely limited trading in our shares, at widely varying prices, and the trading to date has not created an active market for our shares. We cannot assure you that an active market for our shares will be established or maintained in the future. If an active market is not established or maintained, you may not be able to readily sell your shares of our common stock.

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

ITEM 2.    PROPERTIES.

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

ITEM 3.    LEGAL PROCEEDINGS.

         On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded I/OMagic $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against us as to all defendants, which reversed the Judgments in our favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that we are to pay defendants' costs of appeal, which we are unable to estimate as of the filing of this report. We are presently evaluating the Court of Appeal's opinion.

         In addition to the matters described above, we may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual stockholders' meeting on December 21, 2007. As of the close of business on November 2, 2007, the record date for the meeting, we had outstanding 4,540,292 shares of common stock. A total of 2,884,731 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum. At the meeting, the following proposals were presented and voted on:

         1. TO ELECT FOUR DIRECTORS TO SERVE ON OUR BOARD OF DIRECTORS UNTIL THE NEXT ANNUAL MEETING OF STOCKHOLDERS AND/OR UNTIL THEIR SUCCESSORS ARE DULY ELECTED AND QUALIFIED. THE NOMINEES FOR ELECTION ARE TONY SHAHBAZ, STEEL SU, DANIEL YAO AND DR. WILLIAM TING.

                  All nominees were re-elected as follows:

                  o Messrs. Shahbaz and Su each received 2,723,390 votes "for" and 161,341 votes "against" with no abstentions.

                  o Messrs. Yao and Ting each received 2,723,424 votes "for" and "161,307 votes "against" with no abstentions.

         2. TO RATIFY THE APPOINTMENT OF SWENSON ADVISORS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2007.

                  This proposal was approved by a vote of 2,759,985 shares "for" with no shares voted "against" and 124,746 abstentions.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                                PRICE RANGE
                                                           --------------------
                                                           HIGH             LOW
                                                           ----             ---
          2006:
          First Quarter (January 1 - March 31)........ $     5.50     $     3.75
          Second Quarter (April 1 - June 30).......... $     3.92     $     2.40
          Third Quarter (July 1 - September 30)....... $     3.00     $     1.53
          Fourth Quarter (October 1 - December 31).... $     2.80     $     1.55

          2007:
          First Quarter............................... $     2.75     $     1.95
          Second Quarter.............................. $     3.85     $     2.00
          Third Quarter............................... $     2.20     $     1.15
          Fourth Quarter.............................. $     3.00     $     1.05

     SECURITY HOLDERS

         As of March 26, 2008, we had 4,540,292 shares of common stock outstanding held of record by approximately 70 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

     RECENT SALES OF UNREGISTERED SECURITIES

         In October 2007, we issued warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.00 to two financial consulting firms. The warrants expire on October 3, 2008.

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

ITEM 6.    SELECTED FINANCIAL DATA.

         Not applicable.

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

OVERVIEW

         We sell data storage products, high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, and other consumer electronics products. Our data storage products collectively accounted for approximately 74% of our net sales in 2007, our HDTVs accounted for approximately 21% of our net sales in 2007 and our other consumer electronics products collectively accounted for approximately 3% of our net sales in 2007.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our television products consist of a range of LCD televisions of different sizes, most of which are HDTVs. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesales clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. Over the last three years, our largest retailers have included Best Buy Canada, Circuit City, Costco, Office Depot, OfficeMax and Staples. Our principle brands are I/OMagic(R) and Digital Research Technologies(R), however, from time to time, we also sell products under our Hi-Val(R) brand name.

RECENT DEVELOPMENTS

         On March 7, 2008, we received notice from Silicon Valley Bank that we are in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 26, 2008 was $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank, and no amounts are available to us for borrowing as we are in violation of the loan covenant. In addition, as of March 26, 2008, we had only $452,000 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. See "--Critical Accounting Policies, Going Concern Assumption" and "--Liquidity and Capital Resources, Overview" and "--Liquidity and Capital Resources, Bank Lines of Credit."

         During the fourth quarter of 2007, we received notice from Office Depot that it would not offer any of our products during at least the first quarter of 2008 and probably through the second quarter of 2008. In addition, during the first quarter of 2008, we received notice from OfficeMax that it would not offer any of our products during the first and second quarters of 2008. Our sales through both Office Depot and OfficeMax are entirely consignment sales. Office Depot returned substantial inventory in the fourth quarter of 2007 and OfficeMax returned substantial inventory in the first quarter of 2008, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which is included in cost of sales. We intend to offer new products to both Office Depot and OfficeMax for their consideration to include in their product offerings during the second half of 2008. However, we cannot provide any assurance that we will be able to sell any products through either Office Depot or OfficeMax in the future.

         Throughout 2007, we experienced a significant decline in sales of our data storage products. We believe that this sales decline was an industry-wide effect. In addition, we are experiencing intense price competition for magnetic data storage products from major competitors such as Western Digital and Seagate Technology/Maxtor who are original equipment manufacturers of hard disk drives, which has significantly reduced selling prices and eroded our margins for magnetic data storage products. Due to this intense price competition, we may not be able to sell our inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

         In addition, we are experiencing a shortage in supply of our HDTVs. The subcontract manufacturer of our HDTVs has experienced a shortage of basic components and is attempting to correct the supply shortage. If these shortages continue, we may not be able to meet the demand of our retailers which may cause a decline in our net sales. Because of the substantial working capital requirements needed to sustain inventory and profitable sales volumes for HDTVs, we are negotiating new trade credit facilities to support future HDTV sales. We do not believe that our existing subcontract manufacturers will be able to independently provide adequate trade credit facilities.

     FINANCIAL PERFORMANCE SUMMARY

         Our net sales decreased by $13.8 million, or approximately 30%, to $32.1 million in 2007 from $45.9 million in 2006. Our gross profit decreased by $5.3 million, or approximately 83%, to $1.1 million in 2007 from $6.4 million in 2006. Our net loss increased by $4.4 million, or approximately 1,424%, to $4.7 million in 2007 from $309,000 in 2006.

         NET SALES. The decrease in our net sales in 2007 as compared to 2006 was primarily due to the following combination of factors:

                  o a substantial decrease in sales of both our magnetic and optical data storage products of 40.5% and 54.2%, respectively, and a 12.1% decrease in sales of our other consumer electronics products;

                  o a decrease in the number of national retailers carrying our products; and

                  o        a decrease in the number of products offered.

         All of which were partially offset by:

                  o sales of our HDTVs in the amount of approximately $6.9 million in the fourth quarter of 2007; and

                  o a decrease in sales and price incentives to 11.7% of net sales in 2007 as compared to 14.2% in 2006.

         GROSS PROFIT. Our gross profit margin decreased to 3.5% in 2007, as compared to 14.0% in 2006. This decrease is primarily due to the following combination of factors:

                  o an increase in material costs to 92.6% of net sales in 2007, as compared to 79.4% of net sales in 2006, which was partially offset by a decrease in freight to 0.7% of net sales in 2007 as compared to 1.9% of net sales in 2006;

                  o a decrease in inventory reserves to 1.3% of net sales in 2007, as compared to 1.1% of net sales in 2006; and

                  o a decrease in our production, shipping and handling costs to 2.7% of net sales in 2007 as compared to 3.1% of net sales in 2006.

         OPERATING EXPENSES. Our operating expenses decreased to 17.2% of net sales in 2007, as compared to 19.1% in 2006. The decrease in operating expenses is primarily due to the following combination of factors:

                  o selling expenses decreased to 3.9% of net sales in 2007 as compared to 4.6% of net sales in 2006; and

                  o general and administrative expenses decreased to 12.9% of net sales in 2007 as compared to 14.2% of net sales in 2006.

         OTHER INCOME. Our other income decreased by approximately $2.3 million. This decrease was due to the receipt of approximately $2.4 million upon settlement of a litigation matter with OfficeMax in 2006.

         A combination of the factors mentioned above affected our net sales, including a decrease in sales of our mobile and desktop data storage products of 40% to $16.3 million in 2007 as compared to $27.6 million in 2006 resulting from intense price competition and excess inventories in our sales channels. Sales of our optical data storage products continue to decline because they are generally included as a standard component with most new PCs. In addition, the market for DVD-based products in 2007 continued to be extremely competitive and was characterized by abundant product supplies. The effects of these factors on sales of our DVD-based products were substantially similar in this regard to that of the data storage industry. Net sales of our optical data storage products decreased by approximately 54% to $7.8 million in 2007 as compared to $17.1 million in 2006.

         In addition to the factors described above, we believe that mobile data storage devices and our competitors' flash memory devices, thumbdrives and other mobile data storage devices, which are an alternative to optical data storage products, continue to cause a decline in the relative market share of optical data storage products and likewise caused a decline in sales of our optical data storage products in 2007.

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

         INVENTORY TURNOVER. Our typical product life-cycles range from 6 to 12 months, generating lower average selling prices as the cycles mature. We attempt to keep our inventory levels at amounts adequate to meet our retailers' needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover rates, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

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

         Our targeted inventory turnover rates for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover rate of approximately 6.5 to 8.5. In 2007 our annualized inventory turnover was 3.8 times compared to 4.3 times in 2006 and 5.5 times in 2005, representing a period-to-period decrease of 12% and 22%, respectively. The decrease in inventory turns in 2007 is primarily a result of the 30% decline in sales from 2006 resulting from intense competition in 2007. The decrease in inventory turnover in 2006 is primarily the result of a 47% increase in inventory in 2006 as compared to 2005 to support the 22% increase in sales that occurred in 2006.

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

     CONSIGNMENT

         Under our consignment sales model, a retailer is obligated to pay us for products sold by it within a specified number of days following notification from the retailer of the sale of those products. Retailers notify us of their sale of consigned products through delivery of weekly or monthly sell-through reports. A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the retailer.

         For the years ended December 31, 2007 and 2006 sales under our consignment sales model accounted for 46% and 43% of our net sales, respectively. We are in the process of reevaluating our consignment sales model to determine if there are revisions that will enable us to turn our consigned inventory more quickly.

         Use of our consignment sales model is based in part on the preferences of some of our retailers. Our retailers often prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a retailer only in the event of the sale of a consigned product, resulting in less risk borne by the retailer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a retailer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, retailers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a retailer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

         Managing an appropriate level of consignment inventory is an important challenge. As noted above, the payment period for products sold on consignment is based on the day consigned products are sold by a retailer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the retailer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a standard terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover rates to ensure they are sufficiently frequent to maintain appropriate liquidity. If we identify a decline in inventory turnover rates for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover rates.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their sale by our retailers. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products or to reduce the carrying value of the slow-moving products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

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

RETAILERS

         Historically, a limited number of retailers have accounted for a significant percentage of our net sales. During 2007 and 2006, our six largest retailers collectively accounted for approximately 80% and 85%, respectively, of our total net sales. We expect that sales of our products to a limited number of retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our retailers. If we were to lose any of our major retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those retailers, it could have a material adverse effect on our business and results of operations.

SEASONALITY

         Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our retailers and the seasonality of the consumer electronics industry in general. After adjusting for the addition of new retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

PRICING PRESSURES

         We face downward pricing pressures within our market segments that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from 6 to 12 months, generating lower average selling prices as the cycle matures. See "Business--Competition."

         Additionally, our retailers pressure us to offer products to them at attractive prices. We generally do not believe that the overall goal of our retailers is to increase their margins on these products. Instead, we believe that our retailers pressure us to offer products to them at attractive prices in order to increase sales volume and consumer traffic, as well as to compete more effectively with other retailers of similar products. Additional downward pricing pressure and our pricing decisions with regard to certain products are influenced by the ability of retailers to directly import or private-label identical or similar products. Therefore, we constantly seek to maintain prices that are highly attractive to our retailers and that offer less incentive to our retailers to commence or maintain direct import or private-label programs.

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

     GOING CONCERN ASSUMPTION

         We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2007, we had working capital of approximately $1.4 million and cash and cash equivalents of approximately $1.5 million and had incurred cumulative net losses of approximately $29.9 million. As of March 26, 2008, we had cash on hand of only $452,000. On March 7, 2008, we received notice from Silicon Valley Bank that we are in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 26, 2008 was $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank, and no amounts are available to us for borrowing as we are in violation of the loan covenant. See "--Liquidity and Capital Resources, Bank Lines of Credit." These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include negotiating extended payment terms with BTC, a related-party supplier, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

     REVENUE RECOGNITION

         We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, CORRECTED COPY. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized net of sales tax. We apply the specific provisions of SFAS No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS. Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of shipment or delivery, depending on the terms of our agreement with a particular retailer. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when our retailers sell our products to retail customers, at which point the retailers incur an obligation to pay us.

         In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS, because we did not receive an identifiable benefit, we reduce our product revenue for marketing promotions, market development funds and cooperative advertising costs.

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

         CONSIGNMENT

         Under our consignment sales model, a retailer is obligated to pay us for products sold to it within a specified number of days following notification to us by the retailer of the sale of those products. through delivery of weekly or monthly sell-through reports. A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively. The period for payment to us by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, we typically collect payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, we typically collect payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's sale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to us. Except in the case of theft or damage, a retailer's obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the sale of those products. Products held by a retailer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the retailer. Because we retain title to products in our consignment sales channels until their sale by a retailer, revenue is not recognized until the time of sale. Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition.

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

         In 2007, our sales incentives were $618,956, or 1.5% of gross sales, all of which were offset against gross sales, as compared to $836,200, or 1.4% of gross sales, in 2006, all of which were offset against gross sales.

     MARKET DEVELOPMENT FUNDS AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with EITF Issue No. 01-9 because we did not receive an identifiable benefit. Market development funds and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations and new store opening fees are paid to assist in promoting the retailer's new store openings. In 2007, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $3.7 million, or 9% of gross sales, all of which were offset against gross sales, as compared to market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees of $6.7 million, or 11% of gross sales, in 2006, all of which were offset against gross sales.

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

     INVENTORY OBSOLESCENCE ALLOWANCE

         Our warehouse supervisor, production supervisor and purchasing manager physically review our warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all other products are reviewed annually. We consider products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of our retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. We utilize the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of our slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products.

         Our warehouse supervisor, production supervisor and purchasing manager physically review our warehouse inventory for obsolete or damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from our subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with our Controller or Chief Financial Officer. At the discretion of our Controller or Chief Financial Officer, these items are physically disposed of and we make corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, our detail inventory report and its general ledger are reconciled by our Controller and any variances result in a corresponding inventory adjustment.

         Our consignment inventory is reviewed by our Controller or our Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis.

     LOWER-OF-COST-OR-MARKET RESERVE

         Our consignment inventory is reviewed by our Controller or our Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis and the difference is charged to cost of sales.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Trade accounts receivable are primarily from national retailers and are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. We determine the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. We reviews our allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Since our current customers are primarily national retailers with good payment histories with us, our allowance for doubtful accounts is not significant. We do not have any off-balance sheet credit exposure related to our customers.

         In dealing with our national retailers, we occasionally have, and expect that we will continue to have in the foreseeable future, disagreements with these customers relating to the valuation and completeness of accounts receivable which may result in a contingent gain or loss to us.

     PRODUCT RETURNS

         We have a limited 90-day to one year time period for product returns from end-users. However, our retailers generally have return policies that allow their customers to return products within only 14 to 90 days after purchase. We allow our retailers to return damaged or defective products to us following a customary return merchandise authorization process. We have no informal return policies. We utilize actual historical return rates to determine our allowance for returns in each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. We record a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by actual product returns.

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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

                                                               DOLLAR       PERCENTAGE
                                         YEAR ENDED           VARIANCE       VARIANCE    RESULTS AS A PERCENTAGE OF
                                        DECEMBER 31,          FAVORABLE     FAVORABLE          NET SALES FOR
                                     2007         2006      (UNFAVORABLE)  (UNFAVORABLE)    2007          2006
                                  ----------   ----------   ------------   -------------   ------        ------
                                                                   (in thousands)
Net sales                         $   32,121   $   45,889   $   (13,768)      (30.0)%      100.0%        100.0%
Cost of sales                         30,995       39,463         8,468        21.5%        96.5%         86.0%
                                  ----------   ----------   ------------   -------------   ------        ------
Gross profit                           1,126        6,426        (5,300)      (82.5)%        3.5%         14.0%
Selling, marketing and
   advertising
    expenses                           1,252        2,113           861        40.8%         3.9%          4.6%
General and administrative
   expenses                            4,139        6,505         2,366        36.4%        12.9%         14.2%
Depreciation and amortization            139          166            27        16.3%         0.4%          0.4%
                                  ----------   ----------   ------------   -------------   ------        ------
Operating loss                        (4,404)      (2,358)       (2,046)      (86.8)%      (13.7)%        (5.1)%
Net interest expense                    (410)        (356)          (54)      (15.2)%       (1.3)%        (0.8)%
Other income                             106        2,406        (2,300)      (95.6)%        0.3%          5.2%
                                  ----------   ----------   ------------   -------------   ------        ------
Loss from operations before
   provision for income taxes         (4,708)        (308)       (4,400)   (1,428.6)%      (14.7)%        (0.7)%
Provision for income taxes                 1            1             -         0.0%         0.0%          0.0%
                                  ----------   ----------   ------------   -------------   ------        ------
Net loss                          $   (4,709)  $     (309)  $    (4,400)   (1,423.9)%      (14.7)%        (0.7)%
                                  ==========   ==========   ============   =============   ======        ======

         NET SALES. The decrease in our net sales in 2007 as compared to 2006 was primarily the result of a decline in sales of our data storage products as well as from intense pricing pressures, which were partially offset by sales of our new line of televisions in the fourth quarter of 2007.

         Sales of our televisions accounted for approximately $6.8 million, or 21.1%, of our total net sales in 2007.

         Net sales of our optical data storage products decreased by $9.3 million to $7.8 million in 2007 as compared to $17.1 million in 2006, a decrease of 54.2%, while our average unit sales price increased to $53.15 in 2007, or 2%, from $52.66 in 2006. Total units sold were 147,300 in 2007 as compared to 324,700 in 2006, a decrease of approximately 55%. This sales decline resulted from lower demand for CD-and DVD-based products as they are generally included as a standard component with most PCs and increased competition from portable USB data storage devices as they continue to gain market share.

         Net sales of our magnetic data storage products decrease by $11.1 million, or 40.5%, to $16.4 million in 2007 as compared to $27.6 million in 2006, a decrease of 40.2%, while our average unit sales price decreased to $64.09 in 2007, or 19%, from $76.82 in 2006. The sales decline and the decrease in average unit sales price is attributed to intense price competition experienced throughout 2007. Total units sold were 256,000 in 2007, as compared to 359,000 in 2006, a decrease of 29%.

         GROSS PROFIT. Our gross profit decreased $5.3 million to $1.1 million in 2007 from $6.4 million in 2006, representing a 82.5% decrease. Our gross profit margin decreased to 3.5% in 2007 as compared to 14.0% in 2006. The decrease in gross profit is attributable to the decline in net sales from fewer units sold and lower gross profit margins on our data storage products which included valuation adjustments for consigned inventory. Gross profit margins on our data storage products declined as a result of lower unit net sales prices due to intense competition. Unit sales prices declined more rapidly than our costs to buy those units.

         For 2007, total sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $3.3 million to $4.3 million, or 10.6% of gross sales, compared to $7.6 million, or 12.9% of gross sales in 2006.

         At December 31, 2007 we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which is included in cost of sales. This expense is a result of inventory in our consignment sales channels that was returned during the fourth quarter and required adjustment caused by the declining value of magnetic data storage products.

         Our inventory obsolescence expense, which is included in cost of sales, was approximately $417,000 in 2007 as compared to $705,000 in 2006. This expense is a result of our adjustment of the value of slow-moving and obsolete inventory.

         SELLING, MARKETING AND ADVERTISING EXPENSES. The decrease in selling, marketing and advertising expenses of $862,000, or a decrease of 40.8%, is primarily due to a decrease in shipping and handling expenses of $545,000, a $212,000 decrease in outside sales commissions, a decrease in total sales compensation of $35,000, both resulting from the decrease in sales volume, and a decrease in sales expenses of $70,000.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $2.4 million is primarily due to a $1.2 million decrease in offering costs recognized in 2006, a decrease of $572,000 in audit fees, a decrease of $261,000 in legal fees, a decrease of $200,000 in compensation and benefits, a decrease of $142,000 in outside services for interim financial support services, a decrease of $116,000 in financial relations expenses, and a $145,000 decrease in insurance expenses, all of which were partially offset by an increase of $283,000 in bad debt expense.

         OTHER INCOME. Our other income decreased by approximately $2.3 million. This decrease was due to the receipt of approximately $2.4 million upon settlement of a litigation matter with OfficeMax in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         During 2007, our principal sources of liquidity were cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of December 31, 2007, we had working capital of $1.4 million, an accumulated deficit of $29.9 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable. This compares to working capital of $5.9 million, an accumulated deficit of $25.2 million, $1.9 million in cash and cash equivalents and $11.5 million in net accounts receivable as of December 31, 2006.

         We currently have no amounts available to us for borrowing under our credit facility with Silicon Valley Bank as we are in violation of our tangible net worth financial covenant in our loan agreement with Silicon Valley Bank. In addition, as of March 26, 2008, we had only $452,000 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to certain related-party creditors, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business.

         As indicated above, our consolidated financial statements as of and for the year ended December 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

         Our net loss increased by approximately 1,424% to $4.7 million in 2007 from $309,000 in 2006. If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

     CASH FLOWS

         Cash used in our operating activities totaled $283,000 during the year ended December 31, 2007 as compared to cash used in our operating activities of $631,000 during the year ended December 31, 2006. This decrease of $348,000 in cash used in our operating activities primarily resulted from:

         o        a $4.4 million increase in our net loss;
         o        a $66,000 decrease in our allowance for product returns;
         o        a $1.6 million decrease in reserves for sales incentives;
         o an $86,000 decrease in our reserve for slow-moving and obsolete inventory;
         o a $4.3 million decrease in accounts payable and accrued expenses primarily as a result of the decrease in net sales which required lower purchases;
         o        a $532,000 decrease in accounts payable to related parties;
                  and
         o        an $838,000 decrease in accrued mail-in rebates.

         These decreases in cash were partially offset by:

         o a $6.1 million decrease in accounts receivable resulting from a decrease in sales;
         o a $5.3 million decrease in inventory, primarily as a result of our reduced purchases and lower sales as well as inventory valuation adjustments of approximately $1.4 million;

         o        a $67,000 increase in share-based compensation expense;
         o        a $46,000 increase in warrants issued for services rendered;
                  and
         o        a $111,000 increase in our allowance for doubtful accounts.

         Cash provided by our investing activities totaled $428,000 during 2007 as compared to cash used in our investing activities of $981,000 during 2006. During 2007, restricted cash decreased by $551,000 as compared to an $862,000 increase in 2006 as the result of collateral requirements related to our credit facility. Cash used for equipment additions was $124,000 during 2007 as compared to $119,000 during 2006.

         Cash used in our financing activities totaled $515,000 during 2007 as compared to cash used in our financing activities of $611,000 during 2006. We paid down $515,000 of our credit facility with Silicon Valley Bank during 2007 as compared to $673,000 of our prior credit facility with GMAC Commercial Finance, or GMAC, in 2006. In 2006, we received $62,000 in proceeds from sales of our common stock upon the exercise of employee stock options.

     BANK LINES OF CREDIT

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

         On January 29, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank which provides for a revolving line of credit. Our line of credit with Silicon Valley Bank was initially used to pay off our outstanding loan balance as of January 29, 2007 with GMAC, which balance was approximately $5.0 million, and was also used to pay $62,000 of our closing fees in connection with securing the line of credit. The line of credit expires on January 29, 2009.

         On December 12, 2007, we entered into an Amendment to Loan and Security Agreement with Silicon Valley Bank that amended the Loan and Security Agreement and provided a waiver of the violation of, and amended, our tangible net worth financial covenant, and reduced the maximum amount of available borrowings under the line of credit. We were required to pay a fee of $20,000 to Silicon Valley Bank to cause the Amendment to become effective.

         As amended, the line of credit allows us to borrow up to a maximum amount equal to the lesser of (a) $7.0 million, or (b) an amount equal to 60% of eligible accounts plus the lesser of (1) 20% of the value of eligible inventory,
(2) $750,000 (provided that on and after March 30, 2008, such amount will be $0.00), and (3) 33% of eligible accounts. As amended, the line of credit imposes a financial covenant requiring us to have minimum tangible net worth for the month ended February 28, 2007 and each month ending thereafter of $3,500,000, plus (i) 50% of all consideration received after January 27, 2007 for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter ending after January 27, 2007. As amended, amounts outstanding under the line of credit are to accrue interest at a per annum rate equal to the Prime Rate plus 2.50%. In addition, we must pay to Silicon Valley Bank customary fees and expenses, including an early termination fee of 0.50% of the maximum line amount in the event we terminate the facility prior to January 27, 2009, an unused line fee equal to 0.25% per annum and payable monthly, a commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000, as well as for the issuance or renewal of letters of credit and all expenses incurred by Silicon Valley Bank related to the Loan and Security Agreement. Our obligations under the line of credit with Silicon Valley Bank are secured by substantially all of our assets.

         On March 7, 2008, we received notice from Silicon Valley Bank that we are in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 26, 2008 was $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank, and no amounts are available to us for borrowing as we are in violation of the loan covenant. Silicon Valley Bank has various remedies under the Loan and Security Agreement, including the ability to foreclose on our assets, but as of the filing of this report, Silicon Valley Bank has not given any indication of its intent to accelerate our obligations under the Loan and Security Agreement.

         We are seeking a waiver of the default of our tangible net worth financial covenant and have received a draft Forbearance Agreement from Silicon Valley Bank in that regard. We believe that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. We cannot provide any assurance, however, that a waiver will be obtained, that we will be able to obtain additional advances under our line of credit or that the terms of the line of credit following any waiver will be as advantageous as the terms existing prior to our default. We also may be required to pay a substantial fee in order to induce Silicon Valley Bank to waive the default and make amounts available for borrowing under the line of credit.

     TRADE LINES OF CREDIT

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we use Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms are 120 days following the date of invoice by Lung Hwa. Lung Hwa charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of invoice by Lung Hwa. We are to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of December 31, 2007, we owed Lung Hwa $665,000 in trade payables. As of December 31, 2007, we were in violation of the payment terms in our agreement with Lung Hwa but we arranged a repayment schedule for satisfaction of the obligation and we satisfied the payment schedule prior to the filing of this report. See "Certain Relationships and Related Transactions, and Director Independence."

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2007, we owed BTC $6.7 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. As of March 26, 2008, we were in violation of the payment terms in our agreement with BTC, but we are in negotiation with BTC to satisfy our obligations on a basis that is acceptable to both parties. See "Certain Relationships and Related Transactions, and Director Independence."

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

         Because of the substantial working capital requirements needed to sustain inventory and profitable sales volumes for HDTVs, we are negotiating new trade credit facilities to support future HDTV sales. We do not believe that our existing subcontract manufacturers will be able to independently provide adequate trade credit facilities.

     LIQUIDITY IMPACT OF CONSIGNMENT SALES MODEL

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their resale by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which is included in cost of sales. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

BACKLOG

         Our backlog at December 31, 2007 and 2006 was $4.3 million and $900,000, respectively. The substantial increase in backlog is a function of inventory levels at our retailers based on their near-term inventory restocking requirements. Based on historical trends, we anticipate that our December 31, 2007 backlog may be reduced by approximately 10%, or approximately $400,000, to a net amount of $3.9 million as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consigned retailers or the sell-through of our products by consigned retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

CONTRACTUAL OBLIGATIONS

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                                 PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS AT                                 LESS THAN 1                                  MORE THAN 5
DECEMBER 31, 2007                             TOTAL            YEAR        1-3 YEARS      3-5 YEARS        YEARS
                                          -------------    -----------    -----------    -----------    -----------
Capital Lease Obligations                 $     113,478    $    47,593    $    65,885    $         -    $         -

Credit Facility Fees                             50,000         50,000              -              -              -
Operating Leases                                621,640        370,040        251,600              -              -
                                          -------------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations        $     785,118    $   467,633    $   317,485    $         -    $         -
                                          =============    ===========    ===========    ===========    ===========

         The above table outlines our obligations as of December 31, 2007 and does not reflect the changes in our obligations that occurred after that date.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (R), BUSINESS COMBINATIONS. SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It also requires acquisition-related costs to be expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis in the first quarter of fiscal year 2009. We have not yet determined the impact on our consolidated financial statements of adopting SFAS No. 160.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We expect to adopt SFAS No. 159 in the first quarter of fiscal 2008. We do not expect SFAS No. 159 to have a material effect on its financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on its financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.   CONTROLS AND PROCEDURES.

         Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

         Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change during the registrant's most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 26, 2008 and their business experience are as follows:

NAME                     AGE    TITLES
----                     ---    ------

Tony Shahbaz              46    Chairman of the Board, President, Chief
                                Executive Officer, Secretary and Director
Thomas L. Gruber          63    Chief Financial Officer and Chief
                                Operating Officer
Steel Su                  56    Director
Daniel Yao(1)             52    Director
Dr. William Ting(1)       60    Director

___________
(1) Member of the Audit, Compensation and Nominating Committees.

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

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2007 were complied with.

CORPORATE GOVERNANCE

         Our Board believes that good corporate governance is paramount to ensure that I/OMagic is managed for the long-term benefit of our stockholders. Our Board has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the Board and its decision making processes, Board meetings and involvement of management, the Board's standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

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

DIRECTOR INDEPENDENCE

         Our corporate governance guidelines provide that a majority of the Board and all members of the Audit, Compensation and Nominating Committees of the Board will be independent. On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with I/OMagic in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these questionnaires, the Board, with the assistance of the Nominating Committee, makes an annual determination as to the independence of each director using the current standards for "independence" established by the Securities and Exchange Commission and NASDAQ, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with I/OMagic.

         Our Board has determined that all of its directors are independent under these standards, except for (i) Mr. Shahbaz, who serves full-time as our President and Chief Executive Officer, and (ii) Mr. Su, who is a founder of Behavior Tech Computer Corp., one of our principal subcontract manufacturers. See "Certain Relationships and Related Transactions, and Director Independence" below.

BOARD OF DIRECTORS, COMMITTEES AND MEETINGS

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

         During 2007, our board of directors held nine meetings. During 2007, each incumbent director attended at least 75% of the aggregate of the total number of meetings of the board of directors for which he was a director and the total number of meetings held by all committees of the board on which he served during the periods that he served. Members of our Board and its committees also consulted informally with management from time to time and acted at various times by written consent without a meeting during 2007.

         It is our policy to invite and encourage our directors to attend our annual meetings. At the date of our 2007 annual meeting, we had four members on our Board, one of whom, namely, Mr. Shahbaz, was in attendance at our 2007 annual meeting.

         Our Board has established standing Audit, Compensation and Nominating Committees. Each committee has a written charter that is reviewed and revised as appropriate.

     AUDIT COMMITTEE

         Our Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and reviews our financial statements for each interim period and for our year end. This committee consists of Mr. Yao and Dr. Ting. The Audit Committee held nine meetings during 2007. Our board of directors has determined that Mr. Yao and Dr. Ting are Audit Committee financial experts. Our board of directors has also determined that Mr. Yao and Dr. Ting are "independent" as defined in NASD Marketplace Rule 4200(a)(15). The Audit Committee operates pursuant to a charter approved by our board of directors and the Audit Committee, according to the rules and regulations of the Securities and Exchange Commission.

     COMPENSATION COMMITTEE

         Our Compensation Committee consists of Mr. Yao and Dr. Ting. The Compensation Committee held one meeting during 2007. The Compensation Committee operates pursuant to a charter approved by our board of directors and the Compensation Committee.

         Our Compensation Committee is responsible for establishing and administering our overall policies on compensation and the compensation to be provided to our executive officers, including, among other things, annual salaries and bonuses, stock options, stock grants, other stock-based awards, and other incentive compensation arrangements. In addition, the Compensation Committee reviews the philosophy and policies behind the salary, bonus and stock compensation arrangements for all other employees. Although our Compensation Committee makes all compensation decisions as to our executive officers, our Chief Executive Officer makes recommendations to our Compensation Committee regarding compensation for the other named executive officers. Our Compensation Committee has the authority to administer our stock option plans with respect to grants to executive officers and directors, and also has authority to make equity awards under those plans to all other eligible individuals. However, our Board may retain, reassume or exercise from time to time the power to administer our stock option plans. Equity awards made to members of the Compensation Committee must be authorized and approved by a disinterested majority of our Board.

         The Compensation Committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions. The Compensation Committee believes that compensation packages offered to our executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals. The Compensation Committee has the authority to retain consultants and other advisors. In making compensation decisions, our Compensation Committee compares each element of total compensation against market data and other factors it deems relevant. The Compensation Committee generally expects to set total compensation for the named executive officers at the median of compensation paid to similarly situated executives of comparable companies.

         Additional information concerning the compensation policies and objectives established by the Compensation Committee is included under the heading "Executive Compensation--Compensation Discussion and Analysis" below.

     NOMINATING COMMITTEE

         Our Nominating Committee selects nominees for the board of directors. The Nominating Committee consists of Mr. Yao and Dr. Ting. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

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

         The Nominating Committee held one meeting during 2007. The Nominating Committee operates pursuant to a charter approved by our board of directors and the Nominating Committee.

STOCKHOLDER COMMUNICATIONS WITH OUR BOARD OF DIRECTORS

         Our board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the board of directors, or the independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent "c/o Secretary" at 4 Marconi, Irvine, California 92618.

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

         Our compensation committee is responsible for reviewing and approving base salaries, bonuses and incentive awards for all executive officers, reviewing and establishing the base salary, bonuses and incentive awards for our Chief Executive Officer, and reviewing, approving and recommending to the board of directors the content, terms and conditions of all employee compensation and benefit plans, or changes to those plans.

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

         Our executive officers' compensation currently has three primary components: base compensation or salary, annual discretionary cash bonuses, and stock option awards granted pursuant to our 2002 and 2003 Stock Option Plans. In addition, we provide our executive officers a variety of benefits that generally are offered to all salaried employees in the geographical location where they are based.

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

     BASE COMPENSATION

         Base compensation is targeted to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in our industries and the general marketplace. The criteria for measurement include data available from objective, professionally-conducted market studies, integrated with additional competitive intelligence secured from a range of industry and general market sources. Our compensation committee reviews the base compensation of our Chief Executive Officer, and with our Chief Executive Officer, the base compensation of all other executive officers, periodically to assure that a competitive position is maintained.

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

         Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year. We paid no bonuses to our named executive officers for 2007.

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

SUMMARY COMPENSATION TABLE

         The following table sets forth summary information concerning the compensation of our principal executive officer and our principal financial officer (collectively, the "named executive officers"), for all services rendered in all capacities to us for the years ended December 31, 2007 and 2006.

                                                                    OPTION        NON-EQUITY
                                                                  -----------   INCENTIVE PLAN     ALL OTHER
             NAME AND                          SALARY      BONUS     AWARDS       COMPENSATION    COMPENSATION       TOTAL
        PRINCIPLE POSITION           YEAR       ($)         ($)      ($)(1)           ($)            ($)(2)           ($)
--------------------------------     ----   -----------   -------  ----------   --------------    -----------      ----------
Tony Shahbaz                         2007   $   197,384   $    --  $   31,676   $       --        $      --(4)     $  229,060
   President, Chief Executive        2006   $   198,500        --  $   66,192   $     39,103(3)   $      --(4)     $  303,795
   Officer and Secretary

Thomas L. Gruber(5)                  2007   $   148,383   $    --  $   10,218   $       --        $       --       $  158,601
   Chief Operating Officer and       2006   $    20,274   $    --  $   12,824   $       --        $       --       $   33,098
   Chief Financial Officer
_______________
(1)  The amounts shown are the compensation costs recognized in our financial statements for 2007 related to grants of stock options to certain named executive officers in prior years, to the extent we recognized compensation cost in 2007 for such awards in accordance with the provisions of SFAS No.
     123R. For a discussion of valuation assumptions used in the SFAS No. 123R calculations, see Note 13 to Consolidated Financial Statements included elsewhere in this report. The options were issued under our 2002 and 2003
     Stock Option Plans. Information regarding the vesting schedule for Messrs.
     Shahbaz and Gruber is included in the footnotes to the "Outstanding Equity
     Awards at Fiscal Year-End" table below.
(2)  The value of perquisites and other personal benefits was less than $10,000 in aggregate for each executive other than Mr. Shahbaz.
(3)  Represents compensation under Mr. Shahbaz's Employment Agreement based on our quarterly net income. See "Employment Agreement--Tony Shahbaz" below.
(4)  Mr. Shahbaz is entitled to an automobile allowance in the amount of $1,200 per month under his Employment Agreement. However, in lieu of this allowance, Mr. Shahbaz used until December 2006, an automobile we purchased in August 2005 for $84,597. In December 2006, we traded this automobile in against another automobile that Mr. Shahbaz uses. We purchased for Mr.
     Shahbaz's use the second automobile for $68,034, not including the trade-in value of the first vehicle.
(5)  Mr. Gruber became an employee on November 2, 2006 and became our Chief
     Financial Officer effective November 15, 2006.

     EMPLOYMENT AGREEMENT

         TONY SHAHBAZ

         On October 15, 2002, we entered into an employment agreement with Tony Shahbaz. Under the terms of the employment agreement, which was retroactively effective as of January 1, 2002, Mr. Shahbaz serves as our President and Chief Executive Officer and is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income. Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The initial term of the employment agreement concluded on October 15, 2007, but the employment agreement was automatically renewed for an additional year and will continue to automatically renew for successive one year periods unless expressly terminated by either party. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, he is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination and upon termination without cause, he is entitled to receive his remaining salary and other benefits for the remaining term of the employment agreement. Mr. Shahbaz's employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of I/OMagic, and that the rights, benefits, and obligations under the employment agreement shall be assigned to the surviving or resulting corporation or the transferee of our assets.

GRANTS OF PLAN-BASED AWARDS

         There were no grants of plan-based awards made to any named executive officer during the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2007.

                                                           OPTION AWARDS
                                   -----------------------------------------------------------------
                                      NUMBER            NUMBER
                                        OF                OF
                                    SECURITIES        SECURITIES
                                    UNDERLYING        UNDERLYING
                                    UNEXERCISED       UNEXERCISED         OPTION
                                     OPTIONS            OPTIONS          EXERCISE          OPTION
                                       (#)                (#)             PRICE          EXPIRATION
      NAME                         EXERCISABLE       UNEXERCISABLE         ($)              DATE
----------------------             -----------       -------------       --------        -----------
  Tony Shahbaz                      59,000(1)              --          $     3.85         03/09/2009

                                    84,219(2)          20,781(2)       $     2.75         07/14/2010

  Thomas L. Gruber                  31,771(3)          18,229(3)       $     4.00         11/02/2011
   ___________________
   (1)    The option vested as to 40% of the underlying shares immediately with the balance vesting in equal amounts in each of the 36 months following the March 9, 2004 grant date.
   (2)    The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the July 14, 2005 grant date.
   (3)    The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the November 2, 2006 grant date.

OPTION EXERCISES AND STOCK VESTED

         None of the named executive officers acquired shares through the exercise of options and no stock grants vested during the year ended December 31, 2007.

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

CALCULATION OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

         In accordance with the rules of the Securities and Exchange Commission, the following table presents our estimate of the benefits payable to the named executive officers under our 2002 and 2003 Stock Option Plans and their employment agreements, if any, assuming that (i) for Mr. Shahbaz, (A) a change in control occurred on December 31, 2007, the last business day of 2007 and none of his equity awards were assumed by the successor corporation, (B) a qualifying termination occurred on December 31, 2007, which is a termination by us without "cause," (C) a non-qualifying termination occurred on December 31, 2007, which is a termination by us for "cause," or (D) an other termination occurred on December 31, 2007, which is a termination by executive voluntarily or by us upon the executive's death or disability; and (ii) for Mr. Gruber, (A) a change in control occurred on December 31, 2007 and his equity award was not assumed by the successor corporation, or (B) any termination occurred on December 31, 2007.

                                                                                      VALUE OF
                                                         SALARY      CONTINUATION       OPTION            TOTAL
        NAME                      TRIGGER              AND BONUS     OF BENEFITS    ACCELERATION(1)      VALUE(2)
--------------------    --------------------------    -------------  ------------   ---------------    -----------
Tony Shahbaz                 Change in Control        $         --   $         --     $         --      $       --
                          Qualifying Termination      $   157,146(3) $     3,013(4)   $         --      $  160,159
                        Non-Qualifying Termination    $   794,000(5) $         --     $         --      $  794,000
                             Other Termination        $         --   $         --     $         --      $       --

Thomas L. Gruber             Change in Control        $         --   $         --     $         --      $       --
                              Any Termination         $         --   $         --     $         --      $       --
__________
(1)   Represents the aggregate value of the accelerated vesting of the executive officer's unvested stock options and restricted stock grants. The amounts shown as the value of the accelerated stock options and restricted stock grants in connection with a change in control without a qualifying termination are based solely on the intrinsic value of the options as of
      December 31, 2007. This value was calculated by multiplying (a) the difference between the fair market value of our common stock on December
      31, 2007, which was $1.25, and the applicable exercise price by (b) the assumed number of option shares vesting on an accelerated basis on
      December 31, 2007.
(2)   Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors' and officers'
      liability insurance, if applicable.
(3)   Represents 9.5 months additional salary through the end of the term of executive's employment agreement based on executive's salary in 2007.
(4)   Represents the aggregate value of the continuation of certain employee benefits through the end of the term of executive's employment agreement based on the cost of executive's employee benefits in 2007.
(5)   Represents four times executive's salary based on executive's salary in
      2007.

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

COMPENSATION OF EMPLOYEE DIRECTOR

         Mr. Shahbaz was compensated as a full-time employee and officer but received no additional compensation for service as a board member during 2007. Information regarding the compensation awarded to Mr. Shahbaz is included in the "Summary Compensation Table" above.

DIRECTOR COMPENSATION TABLE

         The following table summarizes the compensation of our directors for the year ended December 31, 2007:

                                FEES EARNED
                                 OR PAID           OPTION          ALL OTHER
                                 IN CASH           AWARDS         COMPENSATION         TOTAL
NAME                               ($)             ($)(1)            ($)(2)             ($)
------------------------    --------------     --------------    --------------     --------------
Steel Su(3)                 $           --     $        6,618    $           --     $        6,618
Daniel Yao(4)               $           --     $        7,677    $           --     $        7,677
Dr. William Ting(5)         $       12,000     $           --    $        3,100     $       15,100

______________
(1)   The amounts shown are the compensation costs recognized in our financial statements for 2007 related to grants of stock options to each director in previous years, to the extent we recognized compensation cost in 2007 for such awards in accordance with the provisions of SFAS No. 123R.
(2)   The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director. However, we paid Dr. Ting an aggregate of
      $3,100 for his time spent with our management on strategic financial and product review and analysis.
(3)   At December 31, 2007, Mr. Su held options to purchase an aggregate of
      28,000 shares of our common stock.
(4)   At December 31, 2007, Mr. Yao held options to purchase an aggregate of
      33,000 shares of our common stock.
(5)   At December 31, 2007, Mr. Ting held no options to purchase shares of our common stock.

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

         Our Articles also provide that a director of I/OMagic shall not be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent exemption from limitation or liability is not permitted under the Nevada Revised Statutes. Any amendment, modification or repeal of this provision by our stockholders would not adversely affect any right or protection of a director of I/OMagic in respect of any act or omission occurring prior to the time of the amendment, modification or repeal. Our Articles do not, however, eliminate or limit a director's liability for any act or omission involving intentional misconduct, fraud or a knowing violation of law, or the payment of unlawful distributions to stockholders. Furthermore, they do not limit liability for claims against a director arising out of the director's responsibilities under the federal securities laws or any other law. However, we have purchased directors and officers' liability insurance to protect our directors and executive officers against liability under circumstances specified in the policy.

         Section 2115 of the California General Corporation Law, or the California Code, provides that corporations such as I/OMagic that are incorporated in jurisdictions other than California and that meet various tests are subject to several provisions of the California Code, to the exclusion of the law of the jurisdiction in which the corporation is incorporated. We believe that as of December 31, 2007, we met the tests contained in Section 2115. Consequently, we are subject to, among other provisions of the California Code,
Section 317 which governs indemnification of directors, officers and others.
Section 317 generally eliminates the personal liability of a director for monetary damages in an action brought by or in the right of I/OMagic for breach of a director's duties to I/OMagic or our stockholders except for liability:

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

         To the extent indemnification for liabilities arising under the Securities Act may be extended to directors, officers and controlling persons of I/OMagic under the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by any director, officer or controlling person in connection with the securities being registered (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether the proposed indemnification by it is against public policy as expressed in the Securities Act and will be governed by the court's final adjudication of the issue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         As of March 26, 2008, a total of 4,540,292 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

                                                                              AMOUNT AND NATURE
                                                                                OF BENEFICIAL          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  TITLE OF CLASS      OWNERSHIP OF CLASS       OF CLASS
---------------------------------------                  --------------      ------------------       --------
Tony Shahbaz...........................................      Common               2,485,138(2)           53.04%

Steel Su...............................................      Common                 597,033(3)           13.08%

Sung Ki Kim............................................      Common                 375,529(4)            8.27%

Daniel Yao.............................................      Common                 367,881(5)            8.05%

William Ting...........................................      Common                       --                 --

Thomas L. Gruber.......................................      Common                  32,813(6)              *

All directors and executive officers as a group (5
   persons)............................................      Common               3,482,865(7)           73.03%

_________
*       Less than 1.0%.
(1)     Unless otherwise indicated, the address of each person in this table is
        c/o I/OMagic Corporation, 4 Marconi, Irvine, California 92618. Messrs.
        Shahbaz and Gruber are executive officers of I/OMagic Corporation.
        Messrs. Shahbaz, Su, Yao and Ting are directors of I/OMagic Corporation.
(2)     Consists of: (i) 493,462 shares of common stock and 145,379 shares of common stock underlying options held individually by Mr. Shahbaz; (ii)
        1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or
        Susha Nevada; and (iv) 39,206 shares of common stock held by King Eagle
        Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha
        California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer
        Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3)     Consists of 406,794 shares of common stock and 23,572 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief
        Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer
        Corp.
(4)     Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief
        Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for
        Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon
        City, Korea.
(5)     Consists of 27,063 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by
        Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation.
        Mr. Yao currently serves as the Chief Strategy Officer of Ritek
        Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o
        Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu
        Industrial Park, Taiwan.
(6)     Represents 32,813 shares of common stock underlying options held individually by Mr. Gruber.

(7)     Includes 228,827 shares of common stock underlying options.



EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

                                                  NUMBER OF             WEIGHTED-AVERAGE
                                               SECURITIES TO BE        -------------------          NUMBER OF
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      SECURITIES REMAINING
                                                 OUTSTANDING,              OUTSTANDING              AVAILABLE
                                              OPTIONS, WARRANTS         OPTIONS, WARRANTS   FOR FUTURE ISSUANCE UNDER
PLAN CATEGORY                                     AND RIGHTS               AND RIGHTS       EQUITY COMPENSATION PLANS
--------------------------------------     ------------------------     ------------------  -------------------------
Equity Compensation Plans Approved by
   Security Holders....................             353,775            $           3.15               229,559
Equity Compensation Plans Not Approved
   by Security Holders.................                  --            $             --                    --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     POLICIES AND PROCEDURES FOR APPROVAL OF RELATED PARTY TRANSACTIONS

         Our board of directors has the responsibility to review and discuss with management and approve interested transactions with related parties. During this process, the material facts as to the related party's interest in a transaction are disclosed to all board members or an applicable committee. Our board of directors is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction. An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest. Transactions that are in the ordinary course of business and would not require disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board or an independent committee of the board would not be deemed interested transactions. Our board of directors has determined that all of its directors are "independent" as defined in NASD Marketplace Rule 4200(a)(15), except for
(i) Tony Shahbaz, who serves full-time as our Chief Executive Officer, President and Secretary, and (ii) Steel Su, who is the Chief Executive Officer of BTC, an entity with which we conduct significant business; BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of I/OMagic. No director may participate in any approval of an interested transaction with respect to which he or she is a related party. Our board intends to approve only those related party transactions that are in the best interests of I/OMagic and our stockholders.

     GENERAL

         Other than as described below or elsewhere in this report, since January 1, 2007 there has not been a transaction or series of related transactions to which I/OMagic was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. None of the below transactions were separately approved by our Board as they occurred prior to our adoption of our policies and procedures for approval of related party transactions.

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

     LUNG HWA ELECTRONICS CO., LTD. AND BTC USA

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa Electronics Co., Ltd., or Lung Hwa, that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa has agreed to purchase and manufacture inventory on our behalf. We can purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we use Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms are 120 days following the date of invoice by Lung Hwa. Lung Hwa charges us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of invoice by Lung Hwa. We are to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility has an initial term of one year after which the facility will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005.

         As of December 31, 2006, we owed Lung Hwa $7.6 million in trade payables. During 2006, we purchased $22.2 million of inventory from Lung Hwa. As of December 31, 2007, we owed Lung Hwa $665,000 in trade payables. During 2007, we purchased $3.8 million of inventory from Lung Hwa. As of December 31, 2007, we were in violation of the payment terms in our agreement with Lung Hwa but we arranged a repayment schedule for satisfaction of the obligation and we satisfied the payment schedule prior to the filing of this report.

         We believe that many of the terms available to us under our trade credit facility with Lung Hwa are advantageous as compared to terms available from unrelated third parties. For example, Lung Hwa extends us 120 day payment terms. We believe that the best payment terms that we could likely obtain from unrelated third parties would be 60-day payment terms; however, payment in advance or within 30 days is more customary. Also, Lung Hwa charges us a 5% handling fee on a supplier's unit price, but applies a 2% discount of the handling fee, so that the net handling fee is 3%, if we reach an average running monthly purchasing volume of $750,000. In addition, under our trade credit facility with Lung Hwa, the level of collateral security provided by us to Lung Hwa was initially $1.5 million, and is currently only 10% of each product order, for a $15.0 million trade credit facility. We believe that the payment terms, handling fee and the level of security required are all substantially better terms that we could obtain from unrelated third parties. In fact, we believe that our trade credit facility is likely unique and could not be replaced through a relationship with an unrelated third party.

         Our relationship and our trade credit facility with Lung Hwa enables us to acquire products from manufacturers who we believe are some of the largest electronics manufacturers in the world. We buy products through Lung Hwa by using Lung Hwa' size and purchasing power as a source of credit strength. If we were to acquire these products directly from the manufacturers, we would likely be required to send payment in advance of shipment of those products. Due to our relatively small size, we would likely be unable to qualify for extended payment terms of even 30 days. Accordingly, we believe that our relationship and trade credit facility with Lung Hwa is likely unique, could not be replaced through a relationship with an unrelated third party and is important in enabling us to secure certain products that we sell.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA, an affiliate of several of our stockholders, namely, BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp. and BTC Taiwan, as well as an affiliate of one of our principal subcontract manufacturers, namely Behavior Tech Computer Corp. Under the terms of the agreement, BTC USA has agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We are responsible for insuring the consigned inventory, storing the consigned inventory for no charge; and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provides us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days' prior written notice to the other party. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. BTC USA, its affiliates and Mr. Su also have beneficial ownership in or are otherwise affiliated with the following affiliates of BTC and BTC USA: BTC Korea Co., Ltd., Behavior Tech Computer (BVI) Corp., BTC Taiwan, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company, each of which is also a stockholder of I/OMagic. Mr. Shahbaz, our Chief Executive Officer, President, Secretary and a Director, also has beneficial ownership in, and sole voting control of, Susha, LLC, a Nevada limited liability company, and Susha, LLC, a California limited liability company. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" above.

         As of December 31, 2006, we owed BTC USA $0.3 million under our arrangement. During 2006, we purchased $1.2 million of inventory from BTC USA. As of December 31, 2007, we owed BTC USA $6.7 million under our arrangement. During 2007, we purchased $8.4 million of inventory from BTC USA. As of March 26, 2008, we were in violation of the payment terms in our agreement with BTC, but we are in negotiation with BTC to satisfy our obligations on a basis that is acceptable to both parties.

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

         Our relationships with Lung Hwa and BTC USA provide us with numerous advantages. We believe that both entities are significant suppliers within their industries and have substantial manufacturing and product development capabilities and resources. The advantageous terms we are able to obtain from them allow us to utilize more capital resources for other aspects of our business and to remain competitive with larger, more established companies. In addition, we are better able to manage our cash flow as a result of our significant trade lines of credit with Lung Hwa and BTC USA. We believe that these advantageous terms contribute positively to our results of operations.

         In the past, equity investments by Lung Hwa and BTC USA, or its affiliates, have enabled us to obtain inventory with little or no cash expenditures, which we believe has helped us establish, maintain and grow our business. We believe that our relationships with these related parties has in the past benefited our business and contributed positively to our historical results of operations.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents the aggregate fees billed to us for professional audit services rendered by Swenson Advisors, LLP, or Swenson, for the years ended December 31, 2007 and 2006. We appointed Swenson as our independent registered public accounting firm on December 12, 2006.

                                              2007                  2006
                                       ---------------       ---------------
          Audit Fees                   $       175,000       $       354,000
          Audit-Related Fees                        --                    --
          Tax Fees                              10,337                    --
          All Other Fees                        20,000                    --
                                       ---------------       ---------------
              Total                    $       205,337       $       354,000
                                       ===============       ===============

         The following table presents the aggregate fees billed to us for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, or SLGG, for the year ended December 31, 2006. We replaced SLGG as our independent registered public accounting firm on December 12, 2006.

                                                                    2006
                                                             ---------------
          Audit Fees                                         $       260,609
          Audit-Related Fees                                           1,882
          Tax Fees                                                    10,714
          All Other Fees                                                   -
                                                             ---------------
              Total                                          $       273,205
                                                             ===============

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

         Our Audit Committee has determined that all non-audit services provided by Swenson are and were compatible with maintaining those firm's audit independence.

         Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2007, all services performed by Swenson were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1), (a)(2) and (c) Financial Statements and Financial Statement Schedules
                       ------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Consolidated Financial Statements and Supplemental Information contained on page F-1 of this report.

(a)(3) and (b) Exhibits
               --------

         Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2007 and 2006.....   F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 2007 and 2006.......................................   F-4

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 2007 and 2006.................................   F-5

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2007 and 2006.......................................   F-6

         Notes to Consolidated Financial Statements.......................   F-7

SUPPLEMENTAL INFORMATION

         Schedule II - Valuation and Qualifying Accounts..................  F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
I/OMagic Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. Our audits also include the financial statement Schedule II. I/OMagic Corporation and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ SWENSON ADVISORS, LLP

San Diego, California
March 31, 2008

                               I/OMAGIC CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,463,122    $  1,883,481
    Restricted cash                                                                    341,899         893,167
    Accounts receivable, net                                                         6,941,856      11,534,687
    Inventory, net                                                                   5,492,846      10,670,916
    Prepaid expenses and other current assets                                          107,041          71,733
                                                                                  ------------    ------------
       Total current assets                                                         14,346,764      25,003,984
EQUIPMENT, net                                                                         247,551         194,117
TRADEMARKS, net                                                                        293,016         361,944
OTHER ASSETS                                                                            41,928          41,928
                                                                                  ------------    ------------
       TOTAL ASSETS                                                               $ 14,929,259    $ 25,601,973
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit                                                                $  3,864,942    $  4,380,133
    Accounts payable, accrued expenses and other                                     1,215,961       5,521,873
    Accounts payable - related parties                                               7,414,212       7,945,980
    Capital lease obligations - current portion                                         47,593              --
    Accrued mail-in rebates                                                            432,046       1,269,996
                                                                                  ------------    ------------
       Total current liabilities                                                    12,974,754      19,117,982
LONG-TERM LIABILITIES
    Capital lease obligations                                                           65,885              --
                                                                                  ------------    ------------
    Total long-term liabilities                                                         65,885              --
                                                                                  ------------    ------------
    Total liabilities                                                               13,040,639      19,117,982
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding              --              --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding              --              --
    Common stock, $0.001 par value 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                             4,541           4,541
    Additional paid-in capital                                                      31,794,655      31,681,409
    Accumulated deficit                                                            (29,910,576)    (25,201,959)
                                                                                  ------------    ------------
    Total stockholders' equity                                                       1,888,620       6,483,991
                                                                                  ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 14,929,259    $ 25,601,973
                                                                                  ============    ============


                See accompanying notes to these consolidated financial statements




                       I/OMAGIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                            2007             2006
                                                        ------------    ------------

NET SALES                                               $ 32,121,241    $ 45,899,410
COST OF SALES                                             30,995,391      39,463,484
                                                        ------------    ------------
GROSS PROFIT                                               1,125,850       6,425,926
                                                        ------------    ------------
OPERATING EXPENSES
     Selling, marketing, and advertising                   1,251,282       2,113,578
     General and administrative                            4,139,317       6,504,985
     Depreciation and amortization                           139,048         165,783
                                                        ------------    ------------
         Total operating expenses                          5,529,647       8,784,346
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (4,403,797)     (2,358,420)
                                                        ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income                                               6             113
     Interest expense                                       (410,214)       (356,586)
     Currency transaction gain                                   117           6,952
     Gain on disposal of equipment                                --           9,403
     Other income                                            106,071          15,166
     Litigation settlement                                        --       2,375,000
                                                        ------------    ------------
         Total other income (expense)                       (304,020)      2,050,048
                                                        ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (4,707,817)       (308,372)
PROVISION FOR INCOME TAXES                                       800             800
                                                        ------------    ------------
NET LOSS                                                $ (4,708,617)   $   (309,172)
                                                        ============    ============
BASIC AND DILUTED LOSS PER SHARE                        $      (1.04)   $      (0.07)
                                                        ============    ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING      4,540,292       4,540,292
                                                        ============    ============


        See accompanying notes to these consolidated financial statements




                                               I/OMAGIC CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                COMMON STOCK             ADDITIONAL                                        TOTAL
                                        ----------------------------      PAID-IN        TREASURY       ACCUMULATED    STOCKHOLDERS'
                                           SHARES          AMOUNT         CAPITAL         STOCK          DEFICIT          EQUITY
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2005              4,531,572    $      4,532    $ 31,595,952   $   (126,014)   $(24,892,787)   $  6,581,683

Retirement of treasury shares                (13,493)            (13)       (126,001)       126,014              --              --

Sales of common stock pursuant to
   exercises of stock options at
   an average price of $2.86 per
   share                                      22,213              22          62,410             --              --          62,432

Share-based compensation expense                  --              --         149,048             --              --         149,048

Net loss                                          --              --              --             --        (309,172)       (309,172)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2006              4,540,292           4,541      31,681,409             --     (25,201,959)      6,483,991

Share-based compensation expense                  --              --          66,916             --              --          71,493

Warrants issued for services rendered             --              --          46,330             --              --          41,753

Net loss                                          --              --              --             --      (4,708,617)     (4,708,617)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2007              4,540,292    $      4,541    $ 31,794,655   $         --    $(29,910,576)   $  1,888,620
                                        ============    ============    ============   ============    ============    ============


                                See accompanying notes to these consolidated financial statements




                               I/OMAGIC CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               2007            2006
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(4,708,617)   $  (309,172)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                              70,120         96,855
      Amortization of trademarks                                 68,928         68,928
      Allowance for doubtful accounts                           111,128         31,855
      Allowance for product returns                             (66,139)       288,352
      Reserves for sales incentives                            (254,993)    (1,199,591)
      Accrued point-of-sale rebates                          (1,120,558)            --
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                 (193,016)            --
      Allowance for obsolete inventory                          (86,000)       496,310
      Share-based compensation expense                           66,916        149,048
      Warrants issued for services rendered                      46,330             --
      Capitalized offering costs                                     --      1,218,655
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                     6,116,409     (1,268,450)
      Inventory                                               5,264,070     (4,182,870)
      Prepaid expenses and other current assets                 (35,308)       193,696
      Other assets                                                   --        (14,896)
      Accounts payable, accrued expenses and other           (4,305,912)     3,522,508
      Accounts payable - related party                         (531,768)      (276,098)
      Capital leases                                            113,478             --
      Accrued mail-in rebates                                  (837,950)       554,097
                                                            -----------    -----------
Net cash used in operating activities                          (282,882)      (630,773)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                              551,268       (862,303)
   Equipment additions                                         (123,554)      (118,967)
                                                            -----------    -----------
Net cash provided by (used in) investing activities             427,714       (981,270)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                              (515,191)      (673,449)
   Proceeds from sales of common stock                               --         62,432
                                                            -----------    -----------
Net cash used in financing activities                          (515,191)      (611,017)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (370,359)    (2,223,060)
Cash and cash equivalents at beginning of year                1,833,481      4,056,541
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 1,463,122    $ 1,833,481
                                                            ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $   410,214    $   356,585
                                                            ===========    ===========
      INCOME TAXES PAID                                     $       800    $       800
                                                            ===========    ===========


        See accompanying notes to these consolidated financial statements


                                      F-6

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Business
------------------

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, and its subsidiary IOM Holdings, Inc. (collectively, the "Company"), develops, manufactures through subcontractors or obtains from suppliers, markets and sells data storage products, and high-definition televisions utilizing liquid crystal display technology and other consumer electronics products. The Company sells its products in the United States and Canada to distributors and retailers.

Liquidity and Going Concern
---------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced losses for the years ended December 31, 2007 and 2006 of $4,708,617 and $309,172, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

At December 31, 2007, the Company had cash and cash equivalents of $1,463,122 and had approximately $646,000 available to it for borrowing under its credit facility with Silicon Valley Bank. As of March 26, 2008, the Company had only $452,000 of cash on hand and no amounts available to it for borrowing under its credit facility with Silicon Valley Bank.

On March 7, 2008, the Company received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between the Company, IOM Holdings, Inc. and Silicon Valley Bank that the Company was in default of its tangible net worth financial covenant. As of that date, the Company owed Silicon Valley Bank $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank. The Company is also unable to obtain advances under its line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on the Company's assets, but as of the filing of this report, Silicon Valley Bank has not given any indication of its intent to accelerate the Company's obligations under the Loan and Security Agreement.

The Company is seeking a waiver of the default of its tangible net worth financial covenant and has received a draft Forbearance Agreement from Silicon Valley Bank in that regard. The Company believes that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. The Company cannot provide any assurance, however, that a waiver will be obtained, that it will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to the Company's default. The Company also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

Accordingly, as of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient liquidity to fund its operating needs for the next twelve months.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Reclassifications
-----------------

Certain prior year amounts may have been reclassified to conform to the current presentation. Such reclassification had no effect on the net loss reported in the consolidated statements of operations.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash
---------------

Restricted cash primarily represents time deposits that are pledged as collateral for the Company's line of credit with Silicon Valley Bank and GMAC Commercial Finance at December 31, 2007 and 2006, respectively.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Point-of-Sale Rebate Promotions Accruals
----------------------------------------

The Company periodically offers point-of-sale rebate promotions to retailers that are in turn provided to the retailers' end-user customers. During the period of the rebate promotion, the Company reduces sales by the estimated amount of the rebate promotion with a corresponding accrual for the estimated liability. Estimates for rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the rebate promotion and the estimated sales during the promotion based on historical experience. These accruals are offset against accounts receivable.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Market Development Funds/Cooperative Advertising Accruals
---------------------------------------------------------

The Company has agreements with certain retailers in which the retailer is allowed to use a specified percentage of its net purchases of the Company's products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of the Company's products. Each period the Company reduces sales by the estimated amounts to be deducted by the retailers on future payments. These accruals are offset against accounts receivable.

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

As noted above, the Company's return rate is based upon its past history of actual returns and the Company estimates amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. The Company's historical return rate for a particular product is its trailing 18-month return rate of similar products. The Company believes that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides the Company with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides the Company with a period of time that is short enough to account for recent technological shifts in its product offerings in each product category. If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to the Company's trailing 18-month return rates, the Company will make appropriate adjustments to its estimated return rates. Factors that could cause materially different actual return rates as compared to the Company's trailing 18-month return rates include product modifications that simplify installation, or a new product line within a product category that needs time to better reflect its return performance and other factors. This allowance is offset against accounts receivable.

Inventory
---------

The Company's inventories are stated at the lower-of-cost-or-market price. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company's lower-of-cost-or-market adjustment was approximately $1.4 million and $0 for the years ended December 31, 2007 and 2006, respectively, which is included in cost of sales. This adjustment is a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventory Obsolescence Allowance
--------------------------------

The Company's warehouse supervisor, production supervisor and purchasing manager physically review the Company's warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. The Company considers products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of the Company's retailers' current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. The Company utilizes the Internet to provide indications of market value from competitors' pricing, third party inventory liquidators and auction websites. The recorded costs of the Company's slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as the Company believes such reductions are permanent declines in the market price of its products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while the Company continues to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, the Company reduces the reserve by the sales proceeds.

The Company's warehouse supervisor, production supervisor and purchasing manager physically review the Company's warehouse inventory for damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company's subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with the Company's Controller or Chief Financial Officer. At the discretion of the Company's Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company's detail inventory report and its general ledger are reconciled by the Company's Controller and any variances result in a corresponding inventory adjustment.

The Company's consignment inventory is reviewed by its Controller or its Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, CORRECTED COPY. Under SAB No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized net of sales tax. The Company applies the specific provisions of SFAS No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS. Under SFAS No. 48, product revenue is recorded at the transfer of title to the products to a retailer, net of estimated allowances and returns and sales incentives. Transfer of title occurs and risk of ownership passes to a retailer at the time of

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shipment or delivery, depending on the terms of the Company's agreement with a particular retailer. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. Consignment sales are recognized when the Company's retailers sell its products to retail customers, at which point the retailers incur an obligation to pay the Company.

In accordance with Emerging Issues Task Force Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS, because the Company did not receive an identifiable benefit, the Company reduces its product revenue for marketing promotions, market development funds and cooperative advertising costs.

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

CONSIGNMENT

Under the Company's consignment sales model, a retailer is obligated to pay the Company for products sold to it within a specified number of days following notification to the Company by the retailer of the sale of those products through delivery of weekly or monthly sell-through reports. A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively. The period for payment to the Company by retailers relating to their sale of consigned products corresponding to these sell-through reports varies from retailer to retailer. For sell-through reports generated weekly, the Company typically collects payment from a retailer within 30 days of the receipt of those reports. For sell-through reports generated monthly, the Company typically collects payment from a retailer within 15 days of the receipt of those reports. At the time of a retailer's sale of a product, title is transferred directly to the consumer. Risk of theft or damage of a product, however, passes to a retailer upon delivery of that product to the retailer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a retailer and delivered to the Company. Except in the case of theft or damage, a retailer's obligation to pay the Company for products transferred under the Company's consignment sales model is entirely contingent upon the sale of those

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products. Products held by a retailer under the Company's consignment sales model are recorded as the Company's inventory at offsite locations until their sale by the retailer. Because the Company retains title to products in its consignment sales channels until their sale by a retailer, revenue is not recognized until the time of sale. Accordingly, price modifications to inventory maintained in the Company's consignment sales channels do not have an effect on the timing of revenue recognition. The Company recognizes revenue for consignment sales in the period during which the sale occurs.

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

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2007 and 2006.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in selling, marketing and advertising expenses. For the years ended December 31, 2007 and 2006, shipping and handling costs were approximately $654,560 and $1,200,032, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2007 and 2006, there were no shipping and handling costs billed to customers.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the years ended December 31, 2007 and 2006, was $66,916 and $149,048, respectively, and is included in general and administrative expense. For the years ended December 31, 2007 and 2006, cash flows from operations and cash flows from financing activities were not affected by the adoption of SFAS No. 123(R).

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. During 2006 and for the year ended December 31, 2007, the Company used the simplified-method under SAB No. 107 to determine an award's expected term and the Company's historical volatility to approximate expected volatility.

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

The Company expenses share-based compensation in cost of goods sold, selling, marketing and advertising or general and administrative expenses depending on the job function of the employee.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For the years ended December 31, 2007 and 2006, a total of 353,775 and 504,850, stock options and warrants outstanding, respectively, were excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), BUSINESS COMBINATIONS. SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It also requires acquisition-related costs to be expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis in the first quarter of fiscal year 2009. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 160.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on its financial position, results of operations or cash flows.

NOTE 3 - CONCENTRATION OF RISK

Cash and Cash Equivalents
-------------------------

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2007 and 2006, balances totaling $1,618,827 and $2,558,051, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Accounts Receivable
-------------------

As of December 31, 2007, the Company had three retailers that represented 54.8% of accounts receivable. The amounts due the three retailers were 28.7%, 13.6% and 12.5% of gross accounts receivable, respectively.

As of December 31, 2006, the company had three retailers that represented 71.7% of accounts receivable. The amounts due from the three retailers were 32.2%, 24.0% and 15.5% of gross accounts receivable, respectively.

Retailers
---------

For the year ended December 31, 2007, the Company's most significant retailers were Staples, OfficeMax, Costco, Office Depot and Target. Collectively, these five retailers accounted for 74.9% of the Company's net sales. For the year ended December 31, 2006, the Company's most significant retailers were Staples, Best Buy Canada, Circuit City, Office Depot and Costco. Collectively, these five retailers accounted for 78.7% of the Company's net sales.

Related Parties
---------------

For the year ended December 31, 2007, the Company purchased inventory from two related parties, Lung Hwa Electronics Co. Ltd. ("Lung Hwa") and BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), both of whom are stockholders of the Company and deemed related parties, in amounts totaling $3.8 million and $8.4 million, respectively, which represented 15% and 34%, respectively, of total inventory purchases during the year. As of December 31, 2007 and 2006, there were $665,000 and $6.7 million, respectively, in trade payables outstanding to these related parties.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended December 31, 2006, the Company purchased inventory from two related parties, Lung Hwa and BTC, in amounts totaling $22.2 million and $1.2 million, respectively, which represented 61% and 3%, respectively, of total inventory purchases during the year. As of December 31, 2006, there were $7.6 million and $334,000, respectively, in trade payables outstanding to these related parties.

Segment and Foreign Operations
------------------------------

The Company operates in one segment: consumer electronics. The Company sells its products in the United States and Canada, together known as the North American retail marketplace.

For the years ended December 31, 2007 and 2006, the Company had net sales to Canadian retailers that represented 1% and 16%, respectively, of total net sales. As December 31, 2007 and 2006, the Company's Canadian retailers represented 4% and 32%, respectively, of gross accounts receivable.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 and 2006, consisted of the following:

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2007            2006
                                                               ------------    ------------
        Accounts receivable                                    $  8,246,733    $ 14,363,142
        Less:  Allowance for doubtful accounts                     (146,128)        (35,000)
               Allowance for product returns                       (400,268)       (466,407)
               Reserve for sales incentives                         (40,988)       (295,981)
               Accrued point-of-sale rebates                       (260,529)     (1,381,087)
               Accrued market development funds, cooperative
                  advertising costs and cross dock fees            (456,964)       (649,980)
                                                               ------------    ------------
           TOTAL                                               $  6,941,856    $ 11,534,687
                                                               ============    ============

NOTE 5 - INVENTORY

Inventory as of December 31, 2007 and 2006, consisted of the following:

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     2007            2006
                                                                 ------------    ------------

        Component parts                                          $    270,083    $    870,484
        Finished goods--warehouse                                   3,408,544       3,164,825
        Finished goods--consigned                                   2,254,219       7,161,607
                                                                 ------------    ------------
                                                                    5,932,846      11,196,916
        Less: Allowance for obsolete and slow-moving inventory       (440,000)       (526,000)
                                                                 ------------    ------------
             TOTAL                                               $  5,492,846    $ 10,670,916
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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company realized a lower-of-cost-or-market adjustment of approximately $1.4 million and $0 in cost of sales for the years ended December 31, 2007 and 2006, respectively. This adjustment is a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

NOTE 6 - EQUIPMENT

Equipment as of December 31, 2007 and 2006, consisted of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                      2007              2006
                                                   -----------      -----------

         Computer equipment and software           $   975,523      $   966,170
         Warehouse equipment                           138,065           69,013
         Office furniture and equipment                281,155          236,007
         Vehicles                                       74,742           74,742
         Leasehold improvements                        106,633          106,633
                                                   -----------      -----------
                                                     1,576,118        1,452,565
         Less: Accumulated depreciation             (1,328,568)      (1,258,448)
                                                   -----------      -----------
             TOTAL                                 $   247,551      $   194,117
                                                   ===========      ===========

For the years ended December 31, 2007 and 2006, depreciation and amortization expense (including capital leases) was $70,120 and $96,855, respectively. Included in equipment are the following capitalized leases:

                                                   DECEMBER 31,     DECEMBER 31,
                                                      2007              2006
                                                   -----------      -----------
         Computer equipment and software           $    38,281      $        --
         Warehouse equipment                            69,052               --
         Office furniture and equipment                 40,148               --
                                                   -----------      -----------
                                                       147,481               --
         Less: Accumulated depreciation                (20,443)              --
                                                   -----------      -----------
             TOTAL                                 $   127,037      $        --
                                                   ===========      ===========

NOTE 7 - TRADEMARKS

Trademarks as of December 31, 2007 and 2006, consisted of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                      2007              2006
                                                   -----------      -----------
         Trademarks                                $   499,800      $   499,800
         Less: Amortization                           (206,784)        (137,856)
                                                   -----------      -----------
             TOTAL                                 $   293,016      $   361,944
                                                   ===========      ===========

Amortization expense on these intangible assets was $68,928 for each of the years ended December 31, 2007 and 2006. Amortization expense related to these intangible assets at December 31, 2007 in each of the next five fiscal years is as follows:

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          2008                           $68,928
                          2009                            68,928
                          2010                            68,928
                          2011                            68,928
                          2012                            17,304
                                                    ------------
                              TOTAL                 $    293,016
                                                    ============

NOTE 8 - LINES OF CREDIT

On January 27, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provides for a revolving line of credit. The line of credit allowed the Company to borrow up to a maximum amount equal to the lesser of (i) $10.0 million, or (ii) an amount equal to 60% of eligible accounts, plus the lesser of (a) 25% of the value of eligible inventory, (b) $3 million, or (c) 33% of eligible accounts. The line of credit allowed for a sublimit of $2.5 million for all (x) outstanding letters of credit, (y) foreign exchange contracts to purchase from or sell to Silicon Valley Bank a specific amount of foreign currency, and (z) the amount of the revolving line used for cash management services, including merchant services, direct deposit of payroll, business credit card and check cashing services. The line of credit expires on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate plus 1.0%.

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

Until the effective date of the Amendment described below, the credit facility was subject to a financial covenant on a consolidated basis measuring the tangible net worth of the Company for each month ending after February 28, 2007, which was to be at least $4,750,000, plus (i) 50% of all consideration received by the Company for sales of equity securities and issuances of subordinated debt, plus (ii) 50% of the Company's net income, if any, for each fiscal quarter. "Tangible net worth" is defined as the consolidated total assets of the Company and its subsidiaries, minus (a) any amounts attributable to (1) goodwill, (2) intangible items, and (3) notes, accounts receivable and other obligations owing to the Company from its officers and affiliates, and reserves not already deducted from assets, minus (b) total liabilities, plus (c) subordinated debt.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company and Silicon Valley Bank entered into an Amendment to Loan and Security Agreement (the "Amendment") dated December 12, 2007 that amends the Loan and Security Agreement. The Amendment includes a waiver by Silicon Valley Bank of the Company's failure to comply with the minimum tangible net worth financial covenant set forth in the Loan and Security Agreement. The Amendment provides for a modified interest rate under the revolving line of credit; specifically, amounts outstanding thereunder are to accrue interest at a per annum rate equal to the Prime Rate plus 2.50%.

In addition, the Amendment provides for a new tangible net worth financial covenant, specifically, the Company must have minimum tangible net worth for the month ended February 28, 2007 and each month ending thereafter of $3,500,000, plus (i) 50% of all consideration received after the date of the Loan and Security Agreement for equity securities and subordinated debt, plus (ii) 50% of the Company's net income in each fiscal quarter ending after the date of the Loan and Security Agreement. Finally, the Amendment provides that the Company may borrow up to a maximum amount under the line of credit equal to the lesser of (a) $7.0 million, or (b) an amount equal to 60% of eligible accounts plus the lesser of (1) 20% of the value of eligible inventory, (2) $750,000 (provided that on and after March 30, 2008, such amount will be $0.00), and (3) 33% of eligible accounts. The Company was required to pay a fee of $20,000 to Silicon Valley Bank to cause the Amendment to become effective. The Amendment also contains other customary representations, warranties and covenants.

The outstanding balance with Silicon Valley Bank as of December 31, 2007 was $3,864,942. The amount available to the Company for borrowing as of December 31, 2007 was $646,000. The weighted average outstanding loan balance and the weighted average interest rate for the Silicon Valley Bank facility during 2007 were $3,845,840 and 9.13% and the weighted average outstanding loan balances and interest rates for the GMAC facility in 2007 and 2006 were $3,754,617 and 10.17%, and $3,432,319 and 9.16%, respectively.

On March 7, 2008, the Company received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between the Company, IOM Holdings, Inc. and Silicon Valley Bank that the Company was in default of its tangible net worth financial covenant and that no additional advances would be permitted under the line of credit. As of that date, the Company owed Silicon Valley Bank approximately $1,598,461, all of which is due and payable upon demand by Silicon Valley Bank. The Company is also unable to obtain advances under its line of credit. In addition, Silicon Valley Bank has various other remedies under the Loan and Security Agreement, including the ability to foreclose on the Company's assets, but as of the filing of this report, Silicon Valley Bank has not given any indication of its intent to accelerate the Company's obligations under the Loan and Security Agreement.

The Company is seeking a waiver of the default of its tangible net worth financial covenant and has received a draft Forbearance Agreement from Silicon Valley Bank in that regard. The Company believes that Silicon Valley Bank will ultimately waive the default and allow additional advances under the line of credit. The Company cannot provide any assurance, however, that a waiver will be obtained, that it will be able to obtain additional advances under the line of credit or that the terms of the line of credit following the waiver will be as advantageous as the terms existing prior to the Company's default. The Company also may be required to pay a substantial penalty or fee in order to induce Silicon Valley Bank to waive the default and make available the line of credit.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 and 2006, consisted of the following:

                                                          2007            2006
                                                       ----------     ----------
Trade accounts payable                                 $  833,640     $4,357,535
Accrued compensation and related benefits                 116,764         99,580
Other                                                     265,557      1,064,758
                                                       ----------     ----------
     TOTAL                                             $1,215,961     $5,521,873
                                                       ==========     ==========

NOTE 10 - ACCOUNTS PAYABLE--RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, whereby the related party, Lung Hwa, on of the Company's significant stockholders, agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. For the years ended December 31, 2007 and 2006, the Company purchased $3.8 million and $22.2 million, respectively, of inventory under this arrangement. As of December 31, 2007 and 2006, there were $665,000 and $7.6 million, respectively, in trade payables outstanding under this arrangement. As of December 31, 2007, the Company was out of compliance with the payment terms of the agreement and proposed a repayment schedule to Lung Hwa to retire the balance due at December 31, 2007 by January 31, 2008. The Company met the repayment schedule.

In February 2003, the Company entered into an agreement with a related party, whereby the related party, BTC, one of the Company's significant stockholders, and its affiliated companies, agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days,

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


non-interest bearing. During the years ended December 31, 2007 and 2006, the Company purchased $8.4 million and $7.4 million of inventory, respectively, under this arrangement. As of December 31, 2007 and 2006, there were $6.7 million and $7.6 million, respectively, in trade payables outstanding under this arrangement. As of March 26, 2008, the Company was in violation of the payment terms under the agreement but is in negotiation with BTC to satisfy the obligations on a basis that is acceptable to both parties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements expiring through August 2009. The Company has the right to extend the lease for one three-year period under the same terms and conditions, except that the base rent for each year during the option period shall increase at the rate of three percent per annum.

Future minimum lease payments under this non-cancelable operating lease obligations at December 31, 2007, were as follows:

                                   YEAR ENDING
                                   DECEMBER 31,
                                   ------------
                                       2008                   $  417,633
                                       2009                      305,492
                                       2010                       11,993
                                                              ----------
                                      Total                   $  735,118
                                                              ==========


Rent expense was $359,240 and $334,816 for the years ended December 31, 2007 and 2006, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Capital Lease Obligations
-------------------------

The Company entered into various lease agreements during 2007 to acquire certain equipment. Future payments under these capital lease obligations at December 31, 2007 were as follows:

                                   YEAR ENDING
                                   DECEMBER 31,
                                   ------------
                                       2008                   $   47,593
                                       2009                       53,892
                                       2010                       11,993
                                                              ----------
                                      Total                   $  113,478
                                                              ==========

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

Service Agreements
------------------

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2007 and 2006, the Company incurred expenses of $414,349 and $672,575, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employment Contract
-------------------

The Company entered into an employment agreement with one of its officers on October 15, 2002, the initial term of which expired on October 15, 2007. The contract automatically renewed for one year and will continue to renew for successive one year periods unless expressly terminated by either party. The agreement, which was effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the years December 31, 2007 and 2006, bonuses totaling $0 and $39,103, respectively, were paid under the terms of this agreement. As of December 31, 2007 and 2006, accrued bonuses under this agreement were $0 and $12,200, respectively.

Employee Retirement Plan
------------------------

The Company offers all eligible employees a 401K retirement plan. The Company is not required to make annual contributions and has not done so in the past.

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

For the years ended December 31, 2007 and 2006, the Company incurred $437,553 and $800,684, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying consolidated statements of operations.

The Company has obligations to two of its retailers to provide "back-end" market development funds if the retailer exceeds certain purchase thresholds. The Company reviews these two commitments on a quarterly basis to determine the probability of the retailers exceeding the thresholds. If in management's opinion, the thresholds will be exceeded, additional accruals will be required to account for these "back-end" fees. As of December 31, 2007 and 2006, no such fees were incurred or accrued.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Litigation
----------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company is to pay defendants' costs of appeal, which the Company is unable to estimate as of the filing of this report. The Company is presently evaluating the Court of Appeal's opinion.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED

During December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock. Series A preferred stockholders do not have voting powers and are entitled to receive dividends on an equal basis with the holders of the Company's common stock. Series B preferred stockholders have the same rights as Series A preferred stockholders, except the Company is obligated to redeem any issued shares that have been outstanding for two years. At December 31, 2007 and 2006, no shares of Series A or Series B preferred stock were outstanding.

NOTE 13 - COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock Issued in Connection with the Exercise of Options
--------------------------------------------------------------

During the year ended December 31, 2007 the Company did not issue any shares of common stock in connection with the exercise of any employee stock options. For the year ended December 31, 2006, the Company issued an aggregate of 22,213 shares of common stock in connection with the exercise of 6,900 employee stock options issued in March 2004 for cash of $24,150 or at an exercise price of $3.50 per share and with the exercise of 15,313 employee stock options issued in July 2005 for cash of $38,282 or at an exercise price of $2.50 per share.

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

Warrants
--------

During the year ended December 31, 2005, the Company issued warrants to purchase 150,000 shares of common stock to a financial advisory firm, 50,000 of which were exercisable at $3.00 per share, 50,000 of which were exercisable at $4.00 per share and 50,000 of which were exercisable at $5.00 per share. These warrants vested immediately. None of the warrants were exercised, and such warrants expired in January 2007.

During the year ended December 31, 2005, the Company issued warrants to purchase 30,000 shares of common stock to a financial advisory firm, 15,000 of which were exercisable at $8.00 per share and 15,000 of which were exercisable at $10.00 per share. These warrants vested immediately. None of the warrants were exercised, and such warrants expired in November 2006.

During the year ended December 31, 2007, the Company issued warrants to purchase 50,000 shares of common stock to two financial advisory firms, all of which are exercisable at $3.00 per share. These warrants vested immediately. The fair value of these warrants issued was determined to be $46,330 using the Black-Scholes Model assuming a 127% expected votality and a risk factor rate of 4.9%. This amount was recorded as a general and administrative expense on the consolidated statements of operations. None of the warrants have been exercised, and such warrants expire in October 2008. The assumptions and valuation methods for valuing the warrants are the same as those used for the Company's stock options outstanding.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of option and warrant activity under the Plans for the years ended December 31, 2007 and 2006 is presented below:

                                                                             Weighted-
                                                                 Weighted-    Average
                                                                 Average     Remaining      Aggregate
                                                                 Exercise   Contractural    Intrinsic
               Options and Warrants                   Shares      Price     Life (Years)      Value
------------------------------------------------   -----------  ----------  ------------   -----------
Outstanding at January 1, 2006                        658,550    $ 3.38         4.2        $ 1,280,000
Granted                                                50,000    $ 4.00
Exercised                                             (22,213)   $ 2.81
Forfeited                                            (182,287)   $ 3.82
                                                   -----------
Outstanding at December 31, 2006                      504,050    $ 3.36         2.5
                                                   ===========
Exercisable at December 31, 2006                      407,208    $ 3.45         2.7
                                                   ===========
Vested or expected to vest at December 31, 2006       490,000
                                                   ===========
Granted                                                50,000    $ 3.00         0.8
Exercised                                                   -
Forfeited                                             201,075    $ 3.65
                                                   -----------
Outstanding at December 31, 2007                      353,775    $ 3.15         2.4
                                                   ===========
Exercisable at December 31, 2007                      300,119    $ 3.15         2.3
                                                   ===========
Vested or expected to vest at December 31, 2007       348,508    $ 3.15         2.4
                                                   ===========

Aggregate intrinsic value excludes those options that are not "in-the-money." Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

The weighted-average grant date fair value of awards granted under the Plans for the years ended December 31, 2007 and 2006 was $0.93 and $1.40 per share, respectively. Fair value was determined using the Black-Scholes model and the following assumptions:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2007          2006
                                                         ---------    ----------

            Weighted-average volatility                    127%          120%
            Expected dividends                              --            --
            Expected term (in years)                       1.00          3.25
            Risk-free rate                                4.90%          4.60%

The total fair value of shares vested during the years ended December 31, 2007 and 2006 were $213,137 and $463,781, respectively.

There were no options exercised during the year ended December 31, 2007. Cash received from options exercised in 2006 was $62,400. The intrinsic value of options exercised in 2006 was $48,600, at the time of exercise. The Company did not receive any tax deduction from options exercised in 2006. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

As of December 31, 2007 and 2006, there were $90,337 and $170,979, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. That cost is expected to be recognized over the weighted-average period of 2.2 and 2.8 years, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table is a summary of the stock options and warrants as of December 31, 2007:

                                                                   WEIGHTED-        WEIGHTED-
                                                                    AVERAGE          AVERAGE
                                                  WEIGHTED-      EXERCISE PRICE  EXERCISE PRICE
                 STOCK OPTIONS  STOCK OPTIONS      AVERAGE       OF OPTIONS AND  OF OPTIONS AND
RANGE OF         AND WARRANTS    AND WARRANTS     REMAINING         WARRANTS        WARRANTS
EXERCISE PRICES   OUTSTANDING    EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING     EXERCISABLE
---------------  -------------  -------------  ----------------  --------------  --------------
$ 2.50-4.00           353,775         300,119     2.4 years           $3.15            $3.15

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

NOTE 14 - INCOME TAXES

The components of the income tax provision for the year ended December31, 2007 and 2006 were as follows:

                                                    DECEMBER 31,
                                                -------------------
                                                 2007         2006
                                                ------       ------
                    Current                     $  800       $  800
                    Deferred                        --           --
                                                ------       ------
                         TOTAL                  $  800       $  800
                                                ======       ======


Income tax expense (benefit) for the years ended December 31, 2007 and December 31, 2006 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        2007            2006
                                                     -----------    -----------

Computed "expected" tax benefit                      $(1,600,658)   $   (52,984)
Income taxes resulting from expenses not
   deductible for tax purposes                            10,903          8,785
Change in the valuation allowance for deferred tax
   assets net of return to provision adjustment        1,862,828         52,056
State and local income taxes, net of tax benefit        (272,273)        (7,057)
                                                     -----------    -----------
     TOTAL                                           $       800    $       800
                                                     ===========    ===========

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 2007 and December 31, 2006 consisted of the following:

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
Current deferred tax assets
     Allowance for doubtful accounts               $     62,601    $     14,994
     Allowance for product returns                      171,475         193,937
     Allowance for sales incentives                      17,559         126,798
     Accrued compensation                                27,847          24,514
     Inventory                                          796,929         400,607
     Other                                               89,848          46,117
     State taxes effect of tax assets                   (80,885)        (41,479)
     Valuation allowance                             (1,085,374)       (765,488)
                                                   ------------    ------------
          Net current deferred tax assets                    --              --
                                                   ------------    ------------

Long-term deferred tax assets
     Net operating loss carryforward               $ 12,658,359    $ 10,772,676
     Amortization of trademarks                       1,871,708       2,113,318
     State taxes effect of deferred tax assets         (763,475)       (662,346)
     Valuation allowance                            (13,766,592)    (12,223,648)
                                                   ------------    ------------
                                                             --              --
                                                   ------------    ------------
               NET DEFERRED TAX ASSETS             $         --    $         --
                                                   ============    ============

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that a company's recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of December 31, 2007 and 2006, the valuation allowance for the Company's deferred tax assets totaled $14,851,966 and $12,989,136, respectively. For the years ended December 31, 2007 and 2006, the net change in the valuation allowance was $1,862,828 (increase) and $52,056 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability, and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $31,967,279 and $20,521,676, respectively, that expire through 2027 and 2017, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Prior to January 1, 2007, the Company analyzed and determined no accrual was required for uncertain tax positions based upon SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company adopted and implemented the provisions of FASB Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized no charge for uncertain tax positions.

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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007 and 2006, the Company had no accrual for the payment of interest and penalties.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company made purchases from related parties totaling $12,200,833 and $23,362,905. See Note 10, Accounts Payable Related Parties.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance,     Additions                   Balance,
                                           Beginning of  Charged to    Deductions      End of
                                               Year      Operations   from Reserve      Year
                                           -----------   -----------  ------------   -----------
       Allowance for doubtful accounts
                     December 31, 2007     $    35,000   $   576,881  $   (465,753)  $   146,128
                     December 31, 2006     $     3,145   $   293,088  $   (261,233)  $    35,000

       Allowance for product returns
                     December 31, 2007     $   466,407   $   520,773  $   (568,912)  $   400,268
                     December 31, 2006     $   178,055   $ 1,085,458  $   (797,106)  $   466,407

       Reserves for sales incentives
                     December 31, 2007     $ 2,327,048   $ 4,085,806  $ (5,654,373)  $   758,481
                     December 31, 2006     $ 3,526,639   $ 6,799,640  $ (7,999,231)  $ 2,327,048

       Reserves for obsolete inventory
                     December 31, 2007     $   526,000   $   417,000  $   (503,000)  $   440,000
                     December 31, 2006     $    29,690   $   705,023  $   (208,713)  $   526,000

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------

     3.1 Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)
     3.2 Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (1)
     10.1 Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
     10.2     I/OMagic Corporation 2002 Stock Option Plan (#) (3)
     10.3 Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (4)
     10.4     I/OMagic Corporation 2003 Stock Option Plan (#) (6)
     10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)
     10.6     Form of Indemnification Agreement (8)
     10.7 Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (8)
     10.8 Amended and Restated Agreement between Lung Hwa Electronics Co. Ltd., and I/OMagic Corporation, dated July 21, 2005 (9)
     10.9 Loan and Security Agreement dated January 29, 2007 between Silicon Valley Bank and I/OMagic Corporation (10)
     10.10 Amendment to Loan and Security Agreement dated December 12, 2007 between Silicon Valley Bank and I/OMagic Corporation (11)
     14.1 I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)
     14.2 I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)
     14.3 Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)
     21.1     Subsidiaries of the Registrant (8)
     23.1 Consent of Independent Registered Public Accounting Firm - Swenson Advisors LLP (*)
     31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
     31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 (*)

_______________

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

(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(6) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(8) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(9) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 27, 2005 (File No. 000-27267).
(10) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 8, 2007 (File No. 000-27267).
(11) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 14, 2007 (File No. 000-27267).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2008.

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

     SIGNATURE                                                     TITLE                               DATE
     ---------                                                     -----                               ----
/s/ TONY SHAHBAZ                                 Chief Executive Officer, President and          March 26, 2008
-------------------------------------------      Secretary (Principle Executive Officer)
Tony Shahbaz

/s/ THOMAS L. GRUBER                             Chief Operating Officer and Chief Financial     March 26, 2008
-------------------------------------------      Officer (Principle Accounting and Financial
Thomas L. Gruber                                 Officer)

/s/ DANIEL YAO                                   Director                                        March 26, 2008
-------------------------------------------
Daniel Yao

/s/ STEEL SU                                     Director                                        March 26, 2008
-------------------------------------------
Steel Su

/s/ WILLIAM TING                                 Director                                        March 26, 2008
-------------------------------------------
William Ting

                         EXHIBITS FILED WITH THIS REPORT
   EXHIBIT
   NUMBER                           DESCRIPTION
   ------                           -----------

   23.1 Consent of Independent Registered Public Accounting Firm - Swenson Advisors LLP

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