Form 10-Q
period 2008-03-31
I/OMAGIC CORP
filed 2008-05-19
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2008

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                      Accelerated filer  |_|
Non-accelerated filer    |_|                      Smaller reporting company  |X|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of May 16, 2008, there were 4,540,292 shares of the issuer's common stock issued and outstanding.


================================================================================

                              CAUTIONARY STATEMENT

      All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements...................................................1

   Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
     and December 31, 2007.....................................................1

   Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 2008 and 2007 (unaudited).................................2

   Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2008 and 2007 (unaudited).................................3

   Notes to Condensed Consolidated Financial Statements........................4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........22

Item 4. Controls and Procedures...............................................22

Item 4T. Controls and Procedures..............................................22

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.....................................................22

Item 1A. Risk Factors.........................................................23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........23

Item 3. Defaults Upon Senior Securities.......................................23

Item 4. Submission of Matters to a Vote of Security Holders...................23

Item 5. Other Information.....................................................23

Item 6. Exhibits..............................................................24

Signatures....................................................................25

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       I/OMAGIC CORPORATION AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       2008            2007
                                                                                   ------------    ------------
                                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $    315,485    $  1,463,122
    Restricted cash                                                                      41,558         341,899
    Accounts receivable, net                                                          4,390,219       6,941,856
    Inventory, net                                                                    4,663,097       5,492,846
    Prepaid expenses and other current assets                                           132,486         107,041
                                                                                   ------------    ------------
       Total current assets                                                           9,542,845      14,346,764
EQUIPMENT, net                                                                          230,910         247,551
TRADEMARKS, net                                                                         275,784         293,016
OTHER ASSETS                                                                             41,928          41,928
                                                                                   ------------    ------------
       TOTAL ASSETS                                                                $ 10,091,467    $ 14,929,259
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit                                                                 $  1,197,430    $  3,864,942
    Accounts payable, accrued expenses and other                                      2,015,841       1,215,961
    Accounts payable - related parties                                                5,408,737       7,414,212
    Capital lease obligations - current portion                                          48,407          47,593
    Accrued mail-in rebates                                                             280,506         432,046
                                                                                   ------------    ------------
       Total current liabilities                                                      8,950,921      12,974,754
                                                                                   ------------    ------------
LONG-TERM LIABILITIES
    Capital lease obligations                                                            51,856          65,885
                                                                                   ------------    ------------
    Total long-term liabilities                                                          51,856          65,885
                                                                                   ------------    ------------
    Total liabilities                                                                 9,002,777      13,040,639
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding               --              --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding               --              --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                              4,541           4,541
    Additional paid-in capital                                                       31,807,388      31,794,655
    Accumulated deficit                                                             (30,723,239)    (29,910,576)
                                                                                   ------------    ------------
    Total stockholders' equity                                                        1,088,690       1,888,620
                                                                                   ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 10,091,467    $ 14,929,259
                                                                                   ============    ============


                   See accompanying notes to these condensed consolidated financial statements

                                                      -1-






                        I/OMAGIC CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2008            2007
                                                        -----------    -----------

NET SALES                                               $ 5,531,933    $ 7,691,165
COST OF SALES                                             5,164,638      6,795,107
                                                        -----------    -----------
GROSS PROFIT                                                367,295        896,058
                                                        -----------    -----------
OPERATING EXPENSES
     Selling, marketing and advertising                     346,562        343,441
     General and administrative                             724,324        907,738
     Depreciation and amortization                           33,872         34,206
                                                        -----------    -----------
         Total operating expenses                         1,104,758      1,285,385
                                                        -----------    -----------
LOSS FROM OPERATIONS                                       (737,463)      (389,327)
                                                        -----------    -----------
OTHER EXPENSE
     Interest expense                                       (73,928)      (122,288)
     Currency transaction gain (loss)                          (362)           842
     Other income (expense)                                    (110)         5,038
                                                        -----------    -----------
         Total other expense                                (74,400)      (116,408)
                                                        -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                     (811,863)      (505,735)
PROVISION FOR INCOME TAXES                                      800            800
                                                        -----------    -----------
NET LOSS                                                $  (812,663)   $  (506,535)
                                                        ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                        $     (0.18)   $     (0.11)
                                                        ===========    ===========
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING     4,540,292      4,540,292
                                                        ===========    ===========


    See accompanying notes to these condensed consolidated financial statements

                                        -2-






                          I/OMAGIC CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2008            2007
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (812,663)   $  (506,535)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                              16,640         16,974
      Amortization of trademarks                                 17,232         17,232
      Allowance for doubtful accounts                           (20,000)          (133)
      Allowance for product returns                            (141,751)      (168,095)
      Reserves for sales incentives                              (5,946)       296,464
      Accrued point-of-sale rebates                            (143,176)            --
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                 (304,961)            --
      Allowance for obsolete inventory                               --        212,620
      Share-based compensation expense                           12,733         19,477
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                     3,167,471      6,946,652
      Inventory                                                 829,749     (4,506,821)
      Prepaid expenses and other current assets                 (25,445)       (77,435)
      Other assets                                                   --             --
      Accounts payable, accrued expenses and other              799,879     (2,781,534)
      Accounts payable - related party                       (2,005,474)    (1,912,006)
      Capital leases                                            (13,214)            --
      Accrued mail-in rebates                                  (151,540)      (375,952)
                                                            -----------    -----------
Net cash provided by (used in) operating activities           1,219,534     (2,819,092)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                              300,341        756,045
   Equipment additions                                               --        (73,439)
                                                            -----------    -----------
Net cash provided by investing activities                       300,341        682,606
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) borrowings on line of credit               (2,667,512)       382,512
   Proceeds from sales of common stock                               --             --
                                                            -----------    -----------
Net cash provided by (used in) financing activities          (2,667,512)       382,512
                                                            -----------    -----------
Net decrease in cash and cash equivalents                    (1,147,637)    (1,753,974)
Cash and cash equivalents at beginning of period              1,463,122      1,833,481
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   315,485    $    79,507
                                                            ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $    73,928    $   122,288
                                                            ===========    ===========
      INCOME TAXES PAID                                     $       800    $       800
                                                            ===========    ===========


      See accompanying notes to these condensed consolidated financial statements

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

Liquidity and Going Concern
---------------------------

The Company experienced a net loss for the three months ended March 31, 2008 of $812,663 and has experienced losses for the years ended December 31, 2007, 2006, 2005 and 2004 of $4,708,617, $309,172, $1,818,250 and $8,056,864, respectively.
At March 31, 2008, the Company had cash and cash equivalents of $357,042 and as of May 16, 2008, the Company had only $827,524 of cash on hand. Accordingly, the Company is presently experiencing a lack of liquidity and may have insufficient liquidity to fund its operations for the next twelve months. The Company's consolidated financial statements as of and for the year ended December 31, 2007 and the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

The Company's plans for correcting these deficiencies include negotiating extended payment terms with the Company's related-party suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company's sales channels. If the Company's capital requirements or cash flow vary materially from its current projections, if the Company is unable to successfully negotiate extended payment terms on amounts owed to related-party suppliers, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing.

If the Company's net losses continue or increase, the Company could experience significant additional shortages of liquidity and its ability to purchase inventory and to operate its business may be significantly impaired, which could lead to further declines in its results of operations and financial condition.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of March 31, 2008, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The report of the Company's independent registered public accounting firm contained in the Company's financial statements as of and for the year ended December 31, 2007, dated March 31, 2008, includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

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

The condensed consolidated financial statements include IOM Holdings, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

NOTE 3 - CONCENTRATION OF RISK

Retailers
---------

During the three months ended March 31, 2008, the Company's most significant retailers were Target, Staples, Peytons and Tech Data. Collectively, these four retailers accounted for 79.4% of the Company's net sales in the first three months of 2008. During the three months ended March 31, 2007, the Company's most significant retailers were Staples, Circuit City, Office Max and Office Depot. Collectively, these four retailers accounted for 91.2% of the Company's net sales in the first three months of 2007.

As of March 31, 2008, four of the Company's retailers represented 71.9% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company's ability to make payments under its credit facility with Silicon Valley Bank and which, in turn, could adversely affect the Company's ability to borrow funds to pay its liabilities and to purchase inventory to sustain its operations.

Related Parties
---------------

During the three months ended March 31, 2008, the Company purchased inventory from a related-party, BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), in amounts totaling $723,600, which represented 23.5% of total inventory purchases during the period. As of March 31, 2008, there were $5,408,737 in trade payables outstanding to the related party.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2008 and December 31, 2007 consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008          2007
                                                      -----------   -----------
Accounts receivable                                   $ 5,079,262   $ 8,246,733
Less: Allowance for doubtful accounts                    (126,128)     (146,128)
      Allowance for product returns                      (258,517)     (400,268)
      Reserve for sales incentives                        (35,042)      (40,988)
      Accrued point-of-sale rebates                      (117,353)     (260,529)
      Accrued market development funds, cooperative
        advertising costs and cross dock fees            (152,003)     (456,964)
                                                      -----------   -----------
   TOTAL                                              $ 4,390,219   $ 6,941,856
                                                      ===========   ===========


NOTE 5 - INVENTORY

Inventory as of March 31, 2008 and December 31, 2007 consisted of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                            2008           2007
                                                         -----------    -----------
Component parts                                          $   123,331    $   270,083
Finished goods--warehouse                                  3,889,131      3,408,544
Finished goods--consigned                                  1,090,635      2,254,219
                                                         -----------    -----------
                                                           5,103,097      5,932,846
Less: Allowance for obsolete and slow-moving inventory      (440,000)      (440,000)
                                                         -----------    -----------
     TOTAL                                               $ 4,663,097    $ 5,492,846
                                                         ===========    ===========

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

NOTE 6 - EQUIPMENT

Equipment as of March 31, 2008 and December 31, 2007 consisted of the following:

                                                  MARCH 31,         DECEMBER 31,
                                                    2008                2007
                                                 -----------        -----------
Computer equipment and software                  $   975,523        $   975,523
Warehouse equipment                                  138,065            138,065
Office furniture and equipment                       281,155            281,155
Vehicles                                              74,742             74,742
Leasehold improvements                               106,633            106,633
                                                 -----------        -----------
                                                   1,576,118          1,576,118
Less: Accumulated depreciation                    (1,345,208)        (1,328,567)
                                                 -----------        -----------
    TOTAL                                        $   230,910        $   247,551
                                                 ===========        ===========

For the three months ended March 31, 2008 and 2007, depreciation and amortization expense was $16,640 and $16,974, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - TRADEMARKS

Trademarks as of March 31, 2008 and December 31, 2007 consisted of the following:

                                                  MARCH 31,         DECEMBER 31,
                                                    2008                2007
                                                 -----------        -----------
Trademarks                                       $   499,800        $   499,800
Less: Amortization                                  (224,016)          (206,784)
                                                 -----------        -----------
    TOTAL                                        $   275,784        $   293,016
                                                 ===========        ===========

Amortization expense on these intangible assets was $17,232 for the three months ended March 31, 2008 and 2007. Amortization expense related to these intangible assets at March 31, 2008 in each of the next five fiscal years and beyond is as follows:


          Remainder of 2008                             $     51,696
          2009                                                68,928
          2010                                                68,928
          2011                                                68,928
          2012                                                17,304
                                                        ------------
                                                        $    275,784
                                                        ============

NOTE 8 - LINE OF CREDIT AND SUBSEQUENT EVENT

On January 29, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility. The Company's credit facility with Silicon Valley Bank was initially used to pay off its outstanding loan balance as of January 29, 2007 with GMAC Commercial Finance, which balance was approximately $5.0 million, and was also used to pay $62,000 of the Company's closing fees in connection with securing the credit facility. The Company was in violation of its financial covenant under its Loan and Security Agreement with Silicon Valley Bank as of March 31, 2008.

On April 18, 2008, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank which provides for a credit facility based on the Company's accounts receivable. The Loan and Security Agreement serves to amend and restate the Company's prior Loan and Security Agreement dated January 29, 2007 with Silicon Valley Bank. On April 18, 2008, the Company also entered into an Amendment to Loan Documents with Silicon Valley Bank, which provides that the ancillary loan documents executed in connection with the Company's prior credit facility with Silicon Valley Bank will apply to the new Loan and Security Agreement.

The new credit facility allows the Company to finance its accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that the Company may only borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank establishes. The credit facility expires on January 29, 2009. Advances under the credit facility bear interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility requires that the Company pay a collateral handling fee of $2,000 per month and other customary fees and expenses.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's obligations under the Loan and Security Agreement are secured by substantially all of its assets and are guaranteed by IOM Holdings, Inc. under a Cross-Corporate Continuing Guaranty. The Company's obligations and the guarantee obligations of IOM Holdings, Inc. are also secured under Intellectual Property Security Agreements executed by the Company and IOM Holdings, Inc. In the event of a default and continuation of a default, Silicon Valley Bank may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. From and after an event of default, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 5.0% above the rate of interest in effect from time to time under the credit facility. The Loan and Security Agreement and other documents also contain other customary terms, conditions, representations, warranties and covenants.

NOTE 9 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, Lung Hwa Electronics Co., Ltd., one of the Company's significant stockholders, whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement is to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the three months ended March 31, 2008, the Company made no purchases under this arrangement. As of March 31, 2008, there were no trade payables outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, BTC, one of the Company's significant stockholders, whereby the related party and its affiliated companies agreed to supply the Company with up to $10.0 million of inventory. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. The agreement may be terminated by either party upon 60 days' prior written notice. In addition, the agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days on a non-interest bearing basis. During the three months ended March 31, 2008, the Company purchased $723,600 of inventory under this arrangement. As of March 31, 2008, there were $5,408,737 in trade payables outstanding under this arrangement. As of May 16, 2008, the Company was out of compliance with the payment terms of its agreement with BTC. The Company is addressing the out of compliance status of this trade payable with BTC.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company is to pay defendants' costs on appeal, which the Company is unable to estimate as of the filing of this report. The Company does not intend to appeal the Court of Appeal's ruling.

In addition to the matter described above, the Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Other Contractual Obligations
-----------------------------

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See "Note 11--Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company has a 2002 Stock Option Plan (the "2002 Plan") and a 2003 Stock Option Plan (the "2003 Plan"). The 2002 Plan and 2003 Plan are collectively referred to as the "Plans." The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively. The Plans are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, there were options to acquire 353,775 shares of common stock issued to employees and directors that were outstanding under the Plans.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of March 31, 2008 were as follows:

                                                   WEIGHTED-
                                     WEIGHTED-      AVERAGE
                                     AVERAGE       REMAINING
                       NUMBER OF     EXERCISE      CONTRACTUAL     INTRINSIC
OPTIONS                 SHARES        PRICE        LIFE (YEARS)     VALUE(1)
--------------------------------------------------------------------------------
Outstanding             353,775    $       3.15        2.11       $  1,013,413
Expected to vest        348,508    $       3.15        2.11       $  1,097,800
Exercisable             302,725    $       3.11        2.01       $    880,926
___________
(1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the three months ended March 31, 2008 and 2007. No cash was received from the exercise of stock options for the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was $77,603 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over the weighted-average period of 2.11 years.

Share-based compensation expense was $12,733 and $19,477 for the three months ended March 31, 2008 and 2007, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or general and administrative expenses depending on the job function of the employee.

NOTE 12 - INCOME TAXES

The components of the income tax provision for the three month periods ended March 31, 2008 and 2007 were as follows:

                                                             MARCH 31,
                                                      -------------------------
                                                        2008             2007
                                                      ---------       ---------
         Current                                      $     800       $     800
         Deferred                                            --              --
                                                      ---------       ---------
           TOTAL                                      $     800       $     800
                                                      =========       =========

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income tax expense (benefit) for the three month periods ended March 31, 2008 and 2007 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                MARCH 31,
                                                            2008        2007
                                                         ---------    ---------
Computed "expected" tax benefit                          $(273,471)   $(287,767)
Income taxes resulting from expenses not
  deductible for tax purposes                                1,316        3,566
Return to provision adjustment                               3,094           --
Change in the valuation allowance for deferred
  tax assets net of return to provision adjustment         316,035      333,242
State and local income taxes, net of tax benefit           (46,174)     (48,241)
                                                         ---------    ---------
                                                         $     800    $     800
                                                         =========    =========

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at March 31, 2008 and December 31, 2007 consisted of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------
Current deferred tax assets
     Allowance for doubtful accounts               $     62,601    $     62,601
     Allowance for product returns                      110,749         171,475
     Allowance for sales incentives                     (28,685)         17,559
     Accrued compensation                                24,519          27,847
     Inventory                                          282,877         796,929
     Other                                               99,219          89,848
     State taxes effect of tax assets                        --         (80,885)
     Valuation allowance                               (551,280)     (1,085,374)
                                                   ------------    ------------
         Net current deferred tax assets                     --              --
                                                   ------------    ------------
Long-term deferred tax assets
     Net operating loss carryforward               $ 13,674,687    $ 12,658,359
     Amortization of trademarks                       1,810,219       1,871,708
     State taxes effect of deferred tax assets         (868,185)       (763,475)
     Valuation allowance                            (14,616,721)    (13,766,592)
                                                   ------------    ------------
                                                             --              --
                                                   ------------    ------------
         NET DEFERRED TAX ASSETS                   $         --    $         --
                                                   ============    ============

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of March 31, 2008 and December 31, 2007, the valuation allowance for deferred tax assets totaled $15,168,001 and $14,851,966, respectively. For the three month periods ended March 31, 2008 and 2007, the net change in the valuation allowance was $316,035 (increase) and $333,242 (increase), respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $34,152,000 and $23,337,000, respectively, that expire through 2027 and 2017, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

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

FIN 48 not only impacts the amount of the Company's accrual for uncertain tax positions but it also impacts the manner in which such accruals should be classified in the Company's financial statements. In connection with the implementation of FIN 48, and if an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company's net deferred tax assets and liabilities.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008 and December 31, 2007, the Company had no accrual for the payment of interest and penalties.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the three months ended March 31, 2008 were in the United States.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), BUSINESS COMBINATIONS. SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It also requires acquisition-related costs to be expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the first quarter of 2008 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company's accounting or disclosure as to its assets and liabilities at March 31, 2008 and did not materially affect the Company's financial position, results of operations or cash flows for the first quarter of 2008. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

      We sell data storage products, televisions, most of which are high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, and other consumer electronics products. Our data storage products collectively accounted for approximately 76.1% of our net sales in the first quarter of 2008, our HDTVs accounted for approximately 22.6% of our net sales in the first quarter of 2008 and our other consumer electronics products collectively accounted for approximately 1.3% of our net sales in the first quarter of 2008.

      Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our television products consist of a range of LCD televisions of different sizes. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

      We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. During the first quarter of 2008, our most significant retailers were Target, Staples, Peytons and Tech Data. Collectively, these four retailers accounted for 79.4% of our net sales during that period. During the first quarter of 2007, our most significant retailers were Staples, Circuit City, Office Max and Office Depot. Collectively, these four retailers accounted for 91.2% of our net sales during that period.

      We market our products primarily under our I/OMagic(R) and Digital Research Technologies(R) brand names, but from time to time, we also market products under our Hi-Val(R) brand name. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet a range of consumer needs. We market our televisions under our Digital Research Technologies(R) brand name.

      We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly from Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa. Both BTC and Lung Hwa provide us with significant trade lines of credit. Each of BTC and Lung Hwa provide us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms include generous trade lines of credit and extended payment terms. See "--Liquidity and Capital Resources, Trade Credit Facilities" below.

RECENT DEVELOPMENTS

      As of May 16, 2008, we had only $827,524 of cash on hand and we are experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. See "--Liquidity and Capital Resources, Overview" below.

      During the fourth quarter of 2007, we received notice from Office Depot that it would not offer any of our products during at least the first quarter of 2008 and probably through the second quarter of 2008. In addition, during the first quarter of 2008, we received notice from OfficeMax that it would not offer any of our products during the first and second quarters of 2008. Our sales through both Office Depot and OfficeMax are entirely on a consignment inventory basis. Office Depot returned substantial inventory in the fourth quarter of 2007 and OfficeMax returned substantial inventory in the first quarter of 2008, each in anticipation of discontinuing sales of our products. We intend to offer new products to both Office Depot and OfficeMax for their consideration to include in their product offerings during the second half of 2008. However, we cannot provide any assurance that we will be able to sell any products through either Office Depot or OfficeMax in the future.

      We continue to experience significant declines in sales of our data storage products as we are experiencing intense price competition for magnetic data storage products from major competitors such as Western Digital and Seagate Technology/Maxtor who are original equipment manufacturers of hard disk drives, which has significantly reduced selling prices and eroded our margins for magnetic data storage products. Due to this intense price competition, we may not be able to sell our inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future. In response to these market conditions, and also as part of its ongoing efforts to bring new products to market, management is currently exploring other products with our suppliers and retailers to sell through our sales channels.

      We are experiencing an inability to obtain supplies of our HDTVs due to the substantial working capital requirements needed to sustain HDTV inventories. If our inability to obtain supplies of HDTVs continues, we may not be able to meet the demand of our retailers which may cause a decline in our net sales. We do not believe that our existing subcontract manufacturers will be able to independently provide adequate trade credit facilities to support our HDTV sales, but we are attempting to negotiate new trade credit facilities with other vendors to support future HDTV sales.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

                                                      Dollar       Percentage       Results as a
                                 Three Months Ended  Variance        Dollar         Percentage of
                                     March 31,       Favorable      Favorable          Net Sales
                                 2008       2007   (Unfavorable)  (Unfavorable)   2008        2007
                                -------    -------    -------        -------    -------     -------
                                         (in thousands)

Net sales                       $ 5,532    $ 7,691    $(2,159)        (28.1)%    100.0%      100.0%
Cost of sales                     5,165      6,795      1,630          24.0%      93.3%       88.3%
                                -------    -------    -------       -------     -------     -------
Gross profit                        367        896       (529)        (59.0)%      6.7%       11.7%
Selling, marketing and
   advertising expenses             347        343         (4)         (1.2)%      6.3%        4.5%
General and administrative
   expenses                         724        908        184          20.3%      13.1%       11.8%
Depreciation and amortization        34         34         --            --%       0.6%        0.4%
                                -------    -------    -------       -------     -------     -------
Operating loss                     (738)      (389)      (349)        (89.7)%    (13.3)%      (5.1)%
Net interest expense                (74)      (122)        48          39.3%      (1.3)%       1.6%
Other income                         --          5         (5)       (100.0)%       --%        0.1%
                                -------    -------    -------       -------     -------     -------
Loss from operations before
   provision for income taxes      (812)      (506)      (306)        (60.5)%    (14.7)%      (6.6)%
Income tax provision                  1          1         --            --%       0.0%        0.0%
                                -------    -------    -------       -------     -------     -------
Net loss                        $  (813)   $  (507)   $  (306)        (60.4)%    (14.7)%       6.6%
                                =======    =======    =======       =======     =======     =======

      NET SALES. Net sales decreased by $2,159,000, or 28%, to $5,532,000 in the first quarter of 2008 as compared to $7,691,000 in the first quarter of 2007. A combination of factors affected our net sales, including a $3.8 million, or 65%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $2.1 million, or 38% of net sales, for the first quarter of 2008, as compared to $5.9 million, or 77% of net sales, for the first quarter of 2007. These decreases were partially offset by $1.2 million in sales of our HDTVs in the first quarter of 2008. Our HDTV product line was introduced in the fourth quarter of 2007. Sales of our optical data storage products increased 17% to $2.1 million, or 38% of net sales, for the first quarter of 2008, as compared to $1.8 million, or 23% of net sales, for the first quarter of 2007.

      In addition, our overall product return rate was 18.9% in the first quarter of 2008 compared to 7.3% in the first quarter of 2007. The increase in our overall product return rate resulted from an increase in sales of our HDTVs in the fourth quarter of 2007, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 4.2%, all of which were offset against gross sales, in the first quarter of 2008, as compared to 22.5% in the first quarter of 2007. The decrease in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from a decrease in sales of our magnetic data storage products in the first quarter of 2008 as compared to the first quarter of 2007, and a decrease in sales incentives associated with our optical data storage products due to fewer competitive pressures for these products in the first quarter of 2008 as compared to the first quarter of 2007.

      GROSS PROFIT. Gross profit declined by $529,000, or 59%, to $367,000 in the first quarter of 2008 as compared to $896,000 in the first quarter of 2007. The decline in gross profit primarily resulted from a decrease in net sales and related competitive pricing pressures associated with our magnetic data storage products. Our gross profit margin as a percentage of net sales decreased to 6.7% in the first quarter of 2008 as compared to 11.7% in the first quarter of 2007. The decline in our gross profit margin predominantly resulted from substantially lower unit selling prices for both our magnet data storage products and our optical data storage caused by competitive pricing pressures.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $4,000, or 1%, to $347,000 in the first quarter of 2008 as compared to $343,000 in the first quarter of 2007. This increase was primarily due to increases of $47,000 in trade show expenses, $14,000 in sales expenses and $3,000 in personnel costs, all of which were partially offset by decreases of $41,000 in shipping and handling costs, $11,000 in travel expenses, $6,000 in outside sales commissions as a result of lower sales, and $3,000 in outside services.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $183,000, or 20%, to $724,000 in the first quarter of 2008 as compared to $908,000 in the first quarter of 2007. This decrease was primarily due to decreases of $82,000 in bank and financing expenses, $45,000 in legal fees primarily related to prior-year litigation expenses, $41,000 in salaries and benefits, $20,000 in travel expenses, $18,000 in share-based compensation expense, $12,000 in audit fees, $10,000 in outside services expenses, $8,000 in office supplies, $5,000 in equipment rentals and repairs, $4,000 in dues and subscriptions and $1,000 in employment recruiting fees, all of which were partially offset by increases of $43,000 in insurance expenses, $12,000 in temporary staffing expenses, $8,000 in financial relations expenses and $6,000 in other expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained constant in the first quarter of 2008 as compared to the first quarter of 2007.

      NET INTEREST EXPENSE. Net interest expense decreased by $48,000, or 39%, to $74,000 in the first quarter of 2008 as compared to $122,000 in the first quarter of 2007. This decrease primarily resulted from lower borrowings on our line of credit in the first quarter of 2008 as compared to the first quarter of 2007.

      OTHER INCOME. Other income decreased by $5,000, or 100%, in the first quarter of 2008 as compared to the first quarter of 2007 primarily as a result of fewer sales of warehouse equipment.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

      Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of March 31, 2008, we had working capital of $592,000, an accumulated deficit of $30.7 million, $357,000 in cash and cash equivalents and $4.4 million in net accounts receivable. This compares with working capital of $1.4 million, an accumulated deficit of $29.9 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable as of December 31, 2007. For the three months ended March 31, 2008, our cash decreased $1.4 million, or 78%, from $1.8 million to $357,000.

      As of May 16, 2008, we had only approximately $828,000 of cash on hand and we are experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. Our condensed consolidated financial statements as of and for the quarter ended March 31, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

      Our plans for correcting these deficiencies include negotiating extended payment terms with our related-party suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. If, however, our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to related-party suppliers, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing.

      If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

     CASH FLOWS

      Cash provided by our operating activities totaled $1.2 million during the three months ended March 31, 2008, as compared to cash used in our operating activities of $2.8 million during the three months ended March 31, 2008, and resulted primarily from the following combination of factors:

      o     a $306,000 increase in net loss;
      o a $3.2 million decrease in accounts receivable resulting from normal collections;
      o     a $830,000 decrease in inventory; and
      o     a $799,000 increase in accounts payable, accrued expenses and other.

      These increases in cash were partially offset by:

      o a $2.0 million decrease in accounts payable - related parties, resulting from the payment of outstanding invoices;
      o a $305,000 decrease in market development funds, cooperative advertising costs and cross dock fees accruals;
      o     a $143,000 decrease in point-of-sale accruals;
      o     a $142,000 decrease in our allowance for product returns;
      o     a $6,000 decrease in our reserves for sales incentives.
      o     a $152,000 decrease in mail-in rebates accruals;
      o     a $25,000 increase in prepaid expenses and other current assets; and
      o     a $13,000 increase in our current portion of capital leases.

      Cash provided by our investing activities totaled $300,000 during the three months ended March 31, 2008 as compared to cash provided by our investing activities of $683,000 during the three months ended March 31, 2007. Our investing activities during the three months ended March 31, 2008 consisted of a $300,000 decrease in restricted cash related to our credit facility. Our investing activities during the three months ended March 31, 2007 consisted of a $756,000 decrease in restricted cash related to our credit facility and $73,000 in purchases of property and equipment.

      Cash used in our financing activities totaled $2.7 million during the three months ended March 31, 2008 as compared to cash provided by financing activities of $382,000 for the three months ended March 31, 2007. We made $2.7 million in net payments on our line of credit in the three months ended March 31, 2008 compared to net borrowings of $382,000 on our line of credit in the three months ended March 31, 2007.

     BANK CREDIT FACILITY

      On January 29, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a new credit facility. Our credit facility with Silicon Valley Bank was initially used to pay off our outstanding loan balance with GMAC Commercial Finance in the approximate amount of $5.0 million. We were in violation of our financial covenant under our Loan and Security Agreement with Silicon Valley Bank as of March 31, 2008.

      On April 18, 2008, we entered into a new Loan and Security Agreement with Silicon Valley Bank which provides for a credit facility based on our accounts receivable. The Loan and Security Agreement amended and restated our prior Loan and Security Agreement dated January 29, 2007 with Silicon Valley Bank. On April 18, 2008, we also entered into an Amendment to Loan Documents with Silicon Valley Bank, which provides that the ancillary loan documents executed in connection with our prior credit facility with Silicon Valley Bank will apply to the new Loan and Security Agreement.

      The new credit facility allows us to finance our accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that we may only borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank establishes. As of May 16, 2008, we had $633,426 in borrowings outstanding under this credit facility. The credit facility expires on January 29, 2009. Advances under the credit facility bear interest at a floating rate equal to the prime rate of interest published from time to time by Silicon Valley Bank plus 2.5%. The credit facility requires that we pay a collateral handling fee of $2,000 per month and other customary fees and expenses.

      Our obligations under the new Loan and Security Agreement are secured by substantially all of our assets and are guaranteed by our subsidiary under a Cross-Corporate Continuing Guaranty. Our obligations and the guarantee obligations of our subsidiary are also secured under Intellectual Property Security Agreements executed by us and our subsidiary. In the event of a default, Silicon Valley Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. From and after an event of default, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 5.0% above the rate of interest in effect from time to time under the credit facility. The Loan and Security Agreement and other documents also contain other customary terms, conditions, representations, warranties and covenants.

     TRADE CREDIT FACILITIES

      On June 6, 2005, we entered into a trade credit facility with Lung Hwa, one of our significant stockholders, under which Lung Hwa agreed to purchase and manufacture inventory on our behalf. We are permitted to purchase up to $15.0 million of inventory either (i) through Lung Hwa as an international purchasing office, or (ii) manufactured by Lung Hwa. For inventory purchased through Lung Hwa, the terms are 120 days following the date of invoice by Lung Hwa and Lung Hwa charges us a 5% handling fee on the supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by Lung Hwa, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of the invoice by Lung Hwa. We are to pay the related party 10% of the purchase price on any purchase orders issued to Lung Hwa, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement is to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the three months ended March 31, 2008, we made no purchases under this arrangement. As of March 31, 2008, there were no trade payables outstanding under this arrangement.

      In February 2003, we entered into an agreement with BTC, one of our significant stockholders, whereby BTC and its affiliated companies, agreed to supply us with up to $10.0 million of inventory. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of BTC. The agreement may be terminated by either party upon 60 days' prior written notice. In addition, the agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days on a non-interest bearing basis. During the three months ended March 31, 2008, we purchased $723,600 of inventory under this arrangement. As of March 31, 2008, there were $5,408,737 in trade payables outstanding under this arrangement. As of May 16, 2008, we were out of compliance with the payment terms of our agreement with BTC. We are addressing the out of compliance status of this trade payable with BTC.

      Lung Hwa and BTC provide us with significantly preferential trade credit terms. These terms include extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa is likely unique and could not be replaced through a relationship with an unrelated third party. If either Lung Hwa or BTC does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline or our losses to increase.

     LIQUIDITY IMPACT OF CONSIGNMENT INVENTORY MODEL

      We retain most risks of ownership of our consignment inventory. These products remain our inventory until their sale by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      The disclosure requirements and impacts of new accounting pronouncements are described in "Note 15--Recent Accounting Pronouncements" of the notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

      Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

      HORWITZ & BEAM

      On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded I/OMagic $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against us as to all defendants, which reversed the Judgments in our favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M Cron. The Court of Appeal also ordered that we are to pay defendants' costs on appeal, which we are unable to estimate as of the filing of this report. We do not intend to appeal the Court of Appeal's ruling.

ITEM 1A. RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

                                    I/OMAGIC CORPORATION


Dated:  May 19, 2008                By: /s/ THOMAS L. GRUBER
                                    --------------------------------------------
                                    Thomas L. Gruber, Chief Financial Officer
                                    (principal financial and accounting officer)

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