Form 10-Q
period 2008-06-30
I/OMAGIC CORP
filed 2008-08-19
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2008

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

      As of August 15, 2008, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements...................................................1

     Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
        and December 31, 2007..................................................1

     Condensed Consolidated Statements of Operations for the Three and
        Six Months Ended June 30, 2008 and 2007 (unaudited)....................2

     Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2008 and 2007 (unaudited)...............................3

     Notes to Condensed Consolidated Financial Statements......................4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........23

Item 4. Controls and Procedures ..............................................23

Item 4T. Controls and Procedures .............................................23

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings ....................................................24

Item 1A. Risk Factors ........................................................24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..........24

Item 3. Defaults Upon Senior Securities ......................................24

Item 4. Submission of Matters to a Vote of Security Holders ..................24

Item 5. Other Information ....................................................24

Item 6. Exhibits .............................................................24

Signatures ...................................................................25

Exhibits Filed with this Report

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       I/OMAGIC CORPORATION AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                  JUNE 30, 2008        2007
                                                                                   ------------    ------------
                                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $    645,771    $  1,463,122
    Restricted cash                                                                         502         341,899
    Accounts receivable, net                                                          1,100,450       6,941,856
    Inventory, net                                                                    2,959,646       5,492,846
    Prepaid expenses and other current assets                                           107,904         107,041
                                                                                   ------------    ------------
       Total current assets                                                           4,814,273      14,346,764
EQUIPMENT, net                                                                          215,606         247,551
TRADEMARKS, net                                                                         258,552         293,016
OTHER ASSETS                                                                             41,928          41,928
                                                                                   ------------    ------------
       TOTAL ASSETS                                                                $  5,330,359    $ 14,929,259
                                                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Line of credit                                                                 $    359,240    $  3,864,942
    Accounts payable, accrued expenses and other                                        832,036       1,215,961
    Accounts payable - related parties                                                4,953,096       7,414,212
    Capital lease obligations - current portion                                          48,774          47,593
    Accrued mail-in rebates                                                             167,055         432,046
                                                                                   ------------    ------------
       Total current liabilities                                                      6,360,201      12,974,754
                                                                                   ------------    ------------
LONG-TERM LIABILITIES
    Capital lease obligations                                                            39,919          65,885
                                                                                   ------------    ------------
    Total long-term liabilities                                                          39,919          65,885
                                                                                   ------------    ------------
    Total liabilities                                                                 6,400,120      13,040,639
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding               --              --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding               --              --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                              4,541           4,541
    Additional paid-in capital                                                       31,820,122      31,794,655
    Accumulated deficit                                                             (32,894,424)    (29,910,576)
                                                                                   ------------    ------------
    Total stockholders' equity (deficit)                                             (1,069,761)      1,888,620
                                                                                   ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  5,330,359    $ 14,929,259
                                                                                   ============    ============

                   See accompanying notes to these condensed consolidated financial statements



                                  I/OMAGIC CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                              2008            2007            2008            2007
                                          ------------    ------------    ------------    ------------

NET SALES                                 $  2,205,033    $  6,487,868    $  7,736,966    $ 14,179,033
COST OF SALES                                3,211,707       5,984,302       8,376,345      12,779,406
                                          ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS)                         (1,006,674)        503,566        (639,379)      1,399,627
                                          ------------    ------------    ------------    ------------
OPERATING EXPENSES
     Selling, marketing and advertising        351,135         264,343         697,697         607,784
     General and administrative                767,035         932,287       1,491,360       1,840,027
     Depreciation and amortization              32,537          35,393          66,409          69,600
                                          ------------    ------------    ------------    ------------
         Total operating expenses            1,150,707       1,232,023       2,255,466       2,517,411
                                          ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                        (2,157,381)       (728,457)     (2,894,845)     (1,117,784)
                                          ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income                                --               1              --               5
     Interest expense                          (16,820)       (110,907)        (90,748)       (233,195)
     Currency transaction loss                     (84)           (853)           (446)            (11)
     Other income                                3,101             617           2,991           5,651
         Total other income (expense)          (13,803)       (111,142)        (88,203)       (227,550)
LOSS BEFORE PROVISION FOR INCOME TAXES      (2,171,184)       (839,599)     (2,983,048)     (1,345,334)
PROVISION FOR INCOME TAXES                          --              --             800             800
NET LOSS                                  $ (2,171,184)   $   (839,599)   $ (2,983,848)   $ (1,346,134)
                                          ============    ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE          $      (0.48)   $      (0.18)   $      (0.66)   $      (0.30)
                                          ============    ============    ============    ============
BASIC AND DILUTED WEIGHTED-
   AVERAGE SHARES OUTSTANDING                4,540,292       4,540,292       4,540,292       4,540,292
                                          ============    ============    ============    ============


              See accompanying notes to these condensed consolidated financial statements



                          I/OMAGIC CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               2008            2007
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(2,983,848)   $(1,346,134)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                              31,945         35,136
      Amortization of trademarks                                 34,464         34,464
      Allowance for doubtful accounts                          (136,128)          (133)
      Allowance for product returns                            (157,314)      (120,642)
      Reserves for sales incentives                              25,178       (573,959)
      Accrued point-of-sale rebates                             (70,732)            --
      Accrued market development funds, cooperative
         advertising costs and cross-dock fees                 (341,549)            --
      Allowance for obsolete inventory                           71,974       (289,709)
      Share-based compensation expense                           25,467         34,728
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                     6,521,951      8,986,290
      Inventory                                               2,461,226       (218,424)
      Prepaid expenses and other current assets                    (863)      (106,964)
      Accounts payable, accrued expenses and other             (383,925)    (3,277,131)
      Accounts payable - related party                       (2,461,116)    (3,562,704)
      Capital leases                                            (24,785)            --
      Accrued mail-in rebates                                  (264,991)      (762,816)
                                                            -----------    -----------
Net cash provided by (used in) operating activities           2,346,954     (1,167,998)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                              341,397        869,733
   Equipment additions                                               --       (123,553)
                                                            -----------    -----------
Net cash provided by investing activities                       341,397        746,180
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                            (3,505,702)      (595,415)
                                                            -----------    -----------
Net cash used in financing activities                        (3,505,702)      (595,415)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (817,351)    (1,017,233)
Cash and cash equivalents at beginning of period              1,463,122      1,833,481
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   645,771    $   816,248
                                                            ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $    90,748    $   233,195
                                                            ===========    ===========
      INCOME TAXES PAID                                     $       800    $       800
                                                            ===========    ===========


      See accompanying notes to these condensed consolidated financial statements

                                           3

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND BUSINESS

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

Liquidity and Going Concern
---------------------------

The Company experienced a net loss for the three and six month periods ended June 30, 2008 of $2,171,184 and $2,983,848, respectively, and has experienced losses for the years ended December 31, 2007, 2006, 2005 and 2004 of $4,708,617, $309,172, $1,818,250 and $8,056,864, respectively. At June 30, 2008, the Company had cash and cash equivalents of $645,771 and as of August 15, 2008, the Company had only $225,677 of cash on hand. Also, at June 30, 2008, the Company had a stockholders' deficit of $1,069,761. Accordingly, the Company is presently experiencing a lack of liquidity and may have insufficient liquidity to fund its operations for the next twelve months. The Company's consolidated financial statements as of and for the year ended December 31, 2007 and the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has working capital and stockholders' deficits, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

The Company's plans for correcting these deficiencies include ongoing efforts to bring new products to market and exploring other products with its suppliers and retailers to sell through its sales channels, negotiating suitable repayment terms for outstanding obligations owed to the Company's related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company's sales channels. The Company also needs to restructure its operations to reduce its operating costs. If the Company's capital requirements or cash flow vary materially from its current projections, if the Company is unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if the Company is unable to successfully restructure its operations and lower its operating costs, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing. In addition, if the Company is unable to bring successful new products to market soon, the Company may be forced to substantially curtail its operations.

If the Company's net losses continue or increase, the Company could experience significant additional shortages of liquidity and its ability to purchase inventory and to operate its business may be significantly impaired, which could lead to further declines in its results of operations and financial condition.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2008, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - CONCENTRATION OF RISK

Retailers
---------

During the six months ended June 30, 2008, the Company's most significant retailers were Staples, Target, Tech Data and Peytons. Collectively, these four retailers accounted for 76.1% of the Company's net sales in the first six months of 2008. During the six months ended June 30, 2007, the Company's most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 86.4% of the Company's net sales in the first six months of 2007.

As of June 30, 2008, three of the Company's retailers represented 84.5% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which could adversely affect the Company's ability to pay its liabilities and to purchase inventory to sustain its operations.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Related Parties
---------------

During the six months ended June 30, 2008, the Company purchased inventory from a related-party, BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), in amounts totaling $723,600, which represented 17.4% of total inventory purchases during the period. As of June 30, 2008, there were $4,953,096 in trade payables outstanding to the related party.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2008 and December 31, 2007 consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
Accounts receivable                                  $ 1,724,782    $ 8,246,733
Less: Allowance for doubtful accounts                    (10,000)      (146,128)
      Allowance for product returns                     (242,954)      (400,268)
      Reserve for sales incentives                       (66,166)       (40,988)
      Accrued point-of-sale rebates                     (189,797)      (260,529)
      Accrued market development funds, cooperative
         advertising costs and cross-dock fees          (115,415)      (456,964)
                                                     -----------    -----------
   TOTAL                                             $ 1,100,450    $ 6,941,856
                                                     ===========    ===========

NOTE 5 - INVENTORY

Inventory as of June 30, 2008 and December 31, 2007 consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
Component parts                                      $   112,919    $   270,083
Finished goods--warehouse                              2,523,186      3,408,544
Finished goods--consigned                                835,515      2,254,219
                                                     -----------    -----------
                                                       3,471,620      5,932,846
Less: Allowance for obsolete and slow-moving
        inventory                                       (511,974)      (440,000)
                                                     -----------    -----------
         TOTAL                                       $ 2,959,646    $ 5,492,846
                                                     ===========    ===========

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EQUIPMENT

Equipment as of June 30, 2008 and December 31, 2007 consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
Computer equipment and software                      $   975,523    $   975,523
Warehouse equipment                                      138,065        138,065
Office furniture and equipment                           281,155        281,155
Vehicles                                                  74,742         74,742
Leasehold improvements                                   106,633        106,633
                                                     -----------    -----------
                                                       1,576,118      1,576,118
Less: Accumulated depreciation                        (1,360,512)    (1,328,567)
                                                     -----------    -----------
  TOTAL                                              $   215,606    $   247,551
                                                     ===========    ===========

For the three and six months ended June 30, 2008 and 2007, depreciation and amortization expense was $15,305 and $31,945 and $18,161 and $35,135, respectively.

NOTE 7 - TRADEMARKS

Trademarks as of June 30, 2008 and December 31, 2007 consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2008           2007
                                                     -----------    -----------
         Trademarks                                  $   499,800    $   499,800
         Less:    Amortization                          (241,248)      (206,784)
                                                     -----------    -----------
             TOTAL                                   $   258,552    $   293,016
                                                     ===========    ===========

Amortization expense on these intangible assets for the three and six months ended June 30, 2008 and 2007 was $17,232 and $34,464, respectively. Amortization expense related to these intangible assets at June 30, 2008 in each of the next five fiscal years and beyond is as follows:

         Remainder of 2008                             $     34,464
         2009                                                68,928
         2010                                                68,928
         2011                                                68,928
         2012                                                17,304
                                                       ------------
                                                       $    258,552
                                                       ============

NOTE 8 - LINE OF CREDIT AND SUBSEQUENT EVENT

On January 29, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility that was initially used to pay off the Company's outstanding loan balance as of January 29, 2007 with GMAC Commercial Finance, which balance was approximately $5.0 million, and was also used to pay $62,000 of the Company's closing fees in connection with securing the credit facility.

On April 18, 2008, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility based on the Company's accounts receivable. The Loan and Security Agreement served to amend and restate the Company's prior Loan and Security Agreement dated January 29, 2007 with Silicon Valley Bank. On April 18, 2008, the Company also entered into an Amendment to Loan Documents with Silicon Valley Bank, which provided that the ancillary loan documents executed in connection with the Company's prior credit facility with Silicon Valley Bank would apply to the new Loan and Security Agreement.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The new credit facility allowed the Company to finance its accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that the Company could only borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The credit facility was to expire on January 29, 2009. Advances under the credit facility bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that the Company pay a collateral handling fee of $2,000 per month and other customary fees and expenses.

The Company's obligations under the Loan and Security Agreement were secured by substantially all of its assets and were guaranteed by IOM Holdings, Inc. under a Cross-Corporate Continuing Guaranty. The Company's obligations and the guarantee obligations of IOM Holdings, Inc. were also secured under Intellectual Property Security Agreements executed by the Company and IOM Holdings, Inc.

On July 31, 2008, the Company paid off its obligations owed under its Loan and Security Agreement dated April 18, 2008 with Silicon Valley Bank and terminated the Loan and Security Agreement.

NOTE 9 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, Lung Hwa Electronics Co., Ltd., one of the Company's significant stockholders, whereby the related party agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement is to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the six months ended June 30, 2008, the Company made no purchases under this arrangement. As of June 30, 2008, there were no trade payables outstanding under this arrangement.

In February 2003, the Company entered into an agreement with a related party, BTC, one of the Company's significant stockholders, whereby the related party and its affiliated companies agreed to supply the Company with up to $10.0 million of inventory. Mr. Steel Su, a director of the Company, is the Chief Executive Officer of Behavior Tech Computer Corp. The agreement may be terminated by either party upon 60 days' prior written notice. In addition, the agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days on a non-interest bearing basis. However, due to substantial outstanding obligations owed to BTC, it is highly unlikely that the Company would be able to obtain additional inventory supplies from BTC unless, and at least until, the Company is able to negotiate repayment terms acceptable to BTC. Even if the Company is able to negotiate repayment terms acceptable to BTC, the Company may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all. During the six months ended June 30, 2008, the Company purchased $723,600 of inventory under this arrangement. As of June 30, 2008, there were $4,953,096 in trade payables outstanding under this arrangement. As of August 15, 2008, the Company was out of compliance with the payment terms of its agreement with BTC. The Company is negotiating repayment terms for outstanding obligations owed to BTC.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding, the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company is to pay defendants' costs on appeal, which the Company is unable to estimate as of the filing of this report. The Company does not intend to appeal the Court of Appeal's ruling.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

As of June 30, 2008, there were options to acquire 353,775 shares of common stock issued to employees and directors that were outstanding under the Plans.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of June 30, 2008 were as follows:

                                              WEIGHTED-
                                  WEIGHTED-    AVERAGE
                                  AVERAGE      REMAINING
                      NUMBER OF   EXERCISE    CONTRACTUAL     INTRINSIC
OPTIONS                 SHARES     PRICE      LIFE (YEARS)     VALUE(1)
-------------------------------------------------------------------------
Outstanding            353,775    $  3.15        1.87        $ 1,114,391
Expected to vest       348,508    $  3.15        1.87        $ 1,097,800
Exercisable            314,431    $  3.14        1.77        $   973,829
----------
(1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the six months ended June 30, 2008 and 2007. No cash was received from the exercise of stock options for the six months ended June 30, 2008 and 2007. As of June 30, 2008, there was $64,870 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over the weighted-average period of 1.46 years.

Share-based compensation expense was $25,467 and $34,728 for the six months ended June 30, 2008 and 2007, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of June 30, 2008 and December 31, 2007 the valuation allowance for deferred tax assets totaled $16,035,077 and $14,851,966, respectively. For the six month periods ended June 30, 2008 and 2007, the net change in the valuation allowance was $1,836,111 (increase) and $333,242 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $36,523,000 and $25,707,000, respectively, that expire through 2028 and 2018, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had no accrual for the payment of interest and penalties

NOTE 13 - LOSS PER SHARE

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the six months ended June 30, 2008 were in the United States.

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the second quarter of 2008 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company's accounting or disclosure as to its assets and liabilities at June 30, 2008 and did not materially affect the Company's financial position, results of operations or cash flows for the six months ended June 30, 2008. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

      We sell data storage products, televisions, most of which are high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, and other consumer electronics products. Our data storage products collectively accounted for approximately 81.2% of our net sales for the six months of 2008, our HDTVs accounted for approximately 17.9% of our net sales for the first six months of 2008 and our other consumer electronics products collectively accounted for approximately 0.9% of our net sales in the first six months of 2008.

      Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our television products consist of a range of LCD televisions of different sizes. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

      We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. During the first six months of 2008, our most significant retailers were Staples, Target, Tech Data and Peytons. Collectively, these four retailers accounted for 76.1% of our net sales during that period. During the first six months of 2007, our most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 86.4% of our net sales during that period.

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

      We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly from Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products. Some of our largest subcontract manufacturers and suppliers are also our stockholders, including Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa. Both BTC and Lung Hwa have historically provided us with significant trade lines of credit. Each of BTC and Lung Hwa have historically provided us with significant benefits by allowing us to purchase products on terms more advantageous than we believe are generally available in our industry. These advantageous terms have historically included generous trade lines of credit and extended payment terms. See "--Liquidity and Capital Resources, Trade Credit Facilities" below. However, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we would be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

RECENT DEVELOPMENTS

      As of August 15, 2008, we had only $225,677 of cash on hand and we are experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See "--Liquidity and Capital Resources, Overview" below.

      During the fourth quarter of 2007, we received notice from Office Depot that it would not offer any of our products during at least the first quarter of 2008 and probably through the second quarter of 2008. In addition, during the first quarter of 2008, we received notice from OfficeMax that it would not offer any of our products during the first and second quarters of 2008. Our sales through both Office Depot and OfficeMax are entirely on a consigned inventory basis. Office Depot returned substantial inventory in the fourth quarter of 2007 and OfficeMax returned substantial inventory in the first quarter of 2008, each in anticipation of discontinuing sales of our products. We intend to offer new products to both Office Depot and OfficeMax for their consideration to include in their product offerings during the second half of 2008. However, we cannot provide any assurance that we will be able to sell any products through either Office Depot or OfficeMax in the future.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

                                    Three Months Ended       Dollar      Percentage          Results as a
                                        June 30,            Variance      Variance           Percentage of
                               -------------------------    Favorable     Favorable            Net Sales
                                  2008          2007      (Unfavorable) (Unfavorable)     2008          2007
                               -----------   -----------   -----------   -----------   -----------   -----------
                                           (in thousands)

Net sales                      $     2,205   $     6,488   $    (4,283)      (66.0)%      100.0%        100.0%
Cost of sales                        3,212         5,984         2,772        46.3%       145.7%         92.2%
                               -----------   -----------   -----------   -----------   -----------   -----------
Gross profit (loss)                 (1,007)          504        (1,511)     (299.8)%      (45.7)%         7.8%
Selling, marketing and
   advertising expenses                351           264           (87)      (33.0)%       15.9%          4.1%
General and administrative
   expenses                            767           933           166        17.8%        34.8%         14.4%
Depreciation and amortization           32            35             3         8.6%         1.5%          0.5%
                               -----------   -----------   -----------   -----------   -----------   -----------
Operating loss                      (2,157)         (728)       (1,429)     (196.3)%      (97.8)%        19.0%
Net interest expense                   (17)         (111)           94        84.7%         0.8%          1.7%
Other income                             3            --             3      (100.0)%        0.1%           --%
                               -----------   -----------   -----------   -----------   -----------   -----------
Loss from operations before
   provision for income taxes       (2,171)         (839)       (1,332)     (158.8)%      (98.5)%       (12.9)%
Income tax provision                    --            --            --          --%          --%           --%
                               -----------   -----------   -----------   -----------   -----------   -----------
Net loss                       $    (2,171)  $      (839)  $    (1,332)     (158.8)%      (98.5)%       (12.9)%
                               ===========   ===========   ===========   ===========   ===========   ===========

      NET SALES. Net sales decreased by $4,283,000, or 66%, to $2,205,000 in the second quarter of 2008 as compared to $6,488,000 in the second quarter of 2007. A combination of factors affected our net sales, including a $3.1 million, or 76%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $973,000, or 44% of net sales, for the second quarter of 2008, as compared to $4.0 million, or 62% of net sales, for the second quarter of 2007. Sales of our optical data storage products decreased 41% to $1.1 million, or 51% of net sales, for the second quarter of 2008, as compared to $1.9 million, or 30% of net sales, for the second quarter of 2007. These decreases were partially offset by $100,000 in sales of our HDTVs in the second quarter of 2008. Our HDTV product line was introduced in the fourth quarter of 2007. In addition, our overall product return rate was 15.3% in the second quarter of 2008 compared to 14.3% in the second quarter of 2007. The increase in our overall product return rate resulted from an sales of our HDTVs in the fourth quarter of 2007 and the first quarter of 2008, which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 11.8%, all of which were offset against gross sales, in the second quarter of 2008, as compared to 18.4% in the second quarter of 2007. The decrease in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from a decrease in sales of our magnetic data storage products in the second quarter of 2008 as compared to the second quarter of 2007, partially offset by an increase in sales incentives associated with our optical data storage products due to increased competitive pressures for these products in the second quarter of 2008 as compared to the second quarter of 2007.

      GROSS PROFIT. Gross profit declined by $1.5 million, or 299%, to a negative gross margin of $1.0 million in the second quarter of 2008 as compared to gross profit of $500,000 in the second quarter of 2007. The decline in gross profit resulted primarily from a decrease in net sales and related competitive pricing pressures causing substantially lower unit sales prices for our data storage products and substantial increases in our inventory reserves for obsolescence and lower of cost or market adjustments. Our gross profit margin as a percentage of net sales decreased to a negative 46% in the second quarter of 2008 as compared to a positive gross margin of 8% in the second quarter of 2007. The decline in our gross profit margin predominantly resulted from substantially lower unit selling prices for both our magnet and optical data storage products caused by competitive pricing pressures and substantial increases in our inventory reserves for obsolescence and lower of cost or market adjustments.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $87,000, or 33%, to $351,000 in the second quarter of 2008 as compared to $264,000 in the second quarter of 2007. This increase was primarily due to increases of $33,000 in shipping and handling expenses, $20,000 in outside commissions, $19,000 in customer penalties, $18,000 in system support, $7,000 in salaries and benefits and $4,000 in sales expenses, all of which were partially offset by deceases of $8,000 in vendor training programs, $3,000 in travel and entertainment expenses, $2,000 in temporary help and $1,000 in trade shows.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $166,000, or 18%, to $767,000 in the second quarter of 2008 as compared to $933,000 in the second quarter of 2007. This decrease is due primarily to decreases of $75,000 in legal fees primarily related to prior-year litigation expenses, $64,000 in outside services, $40,000 in financial relations expenses, $25,000 in salaries and benefits, $22,000 in travel and entertainment expenses, $12,000 in system support, $7,000 in insurance expenses, $5,000 in building repairs and maintenance, $4,000 in bank and financing expenses, $3,000 in utilities and $1,000 in office supplies, all of which were partially offset by increases of $60,000 in bad debt expense, $12,000 in temporary help, $10,000 in miscellaneous expenses, $7,000 in audit fees and $3,000 in property taxes.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the second quarter of 2008 as compared to the second quarter of 2007. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since June 30, 2007.

      NET INTEREST EXPENSE. Net interest expense decreased by $94,000, or 85%, to $17,000 in the second quarter of 2008 as compared to $111,000 in the second quarter of 2007. This decrease primarily resulted from lower borrowings on our line of credit in the second quarter of 2008 as compared to the second quarter of 2007.

      OTHER INCOME. Other income increased by $3,000, or 100%, in the second quarter of 2008 as compared to the second quarter of 2007 primarily as a result of miscellaneous income.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

                                    Six Months Ended         Dollar      Percentage          Results as a
                                        June 30,            Variance      Variance           Percentage of
                               -------------------------    Favorable     Favorable            Net Sales
                                  2008          2007      (Unfavorable) (Unfavorable)     2008          2007
                               -----------   -----------   -----------   -----------   -----------   -----------
                                           (in thousands)

Net sales                      $     7,737   $    14,179   $    (6,442)     (45.4)%        100.0%       100.0%
Cost of sales                        8,376        12,779         4,403       34.5%         108.3%        90.1%
                               -----------   -----------   -----------   -----------   -----------   -----------
Gross profit (loss)                   (639)        1,400        (2,039)     (33.8)%         (8.3)%        9.9%
Selling, marketing and
   advertising expenses                698           608           (90)     (14.8)%          9.0%         4.3%
General and administrative
   expenses                          1,492         1,840           348       18.9%          19.3%       13.09%
Depreciation and amortization           66            70             4        5.7%           0.9%         0.5%
                               -----------   -----------   -----------   -----------   -----------   -----------
Operating loss                      (2,895)       (1,118)       (1,777)    (158.9)%        (37.4)%       (9.1)%
Net interest expense                   (91)         (233)          142       60.9%           1.2%         1.6%
Other income                             3             6            (3)     (50.0)%           --%          --%
                               -----------   -----------   -----------   -----------   -----------   -----------
Loss from operations before
   provision for income taxes       (2,983)       (1,345)       (1,638)    (121.6%)        (38.6)%       (9.5)%
Income tax provision                     1             1            --         --%            --%          --%
                               -----------   -----------   -----------   -----------   -----------   -----------
Net loss                       $    (2,984)  $    (1,346)  $    (1,638)    (121.6)%        (38.6)%       (9.5)%
                               ===========   ===========   ===========   ===========   ===========   ===========

      NET SALES. Net sales decreased by $6,442,000, or 45%, to $7,737,000 in the six months ended June 30, 2008 as compared to $14,179,000 in the six months ended June 30, 2007. A combination of factors affected our net sales, including a $442,000 decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 12% to $3.2 million, or 42% of our net sales, in the six months ended June 30, 2008 as compared to $3.7 million, or 26% of our net sales, in the six months ended June 30, 2007. Sales of our CD- and DVD-based products continued to decrease in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 because they are generally included as a standard component in most new computer systems. Also, sales of our mobile data storage products decreased by $4.0 million, or 75%, to $1.3 million, or 17% of our net sales, in the six months ended June 30, 2008 as compared to $5.3 million, or 38% of our net sales, in the six months ended June 30, 2007, and net sales of our desktop data storage products decreased by 62% to $1.7 million, or $23% of our net sales in the six months ended June 30, 2008 as compared to $4.7 million, or 33% of our net sales during the six months ended June 30, 2007. Net sales for our HDTV products totaled $1.4 million in the six months ended June 30, 2008, or 18% of our net sales for the period. Our HDTV product line was introduced in the fourth quarter of 2007.

      In addition, our overall product return rate was 21.9% in the six months ended June 30, 2008 compared to 10.7% in the six months ended June 30, 2007. The increase in our overall product return rate resulted from an increase in returns of all our product categories including our HDTV products which experienced a return rate of 37%. Sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 7.3%, all of which were offset against gross sales, in the six months ended June 30, 2008 compared to 16.6% in the six months ended June 30, 2007. The decrease in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from a decrease in promotional support for our magnetic data storage products, partially offset by an increase in the rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees for our optical data storage products which experience substantial market pressure for these incentives.

      GROSS PROFIT. Gross profit decreased by $2.0 million, to a gross loss of $639,000 in the six months ended June 30, 2008 as compared to gross profit $1,400,000 in the six months ended June 30, 2007. The decrease in gross profit primarily resulted from a decrease in net sales, a substantial decrease in average unit sales prices for our data storage products and increases in our inventory reserves for obsolescence and lower of cost or market adjustments. Our gross profit margin as a percentage of net sales decreased to a negative 8.3% in the six months ended June 30, 2008 as compared to a gross profit margin of 9.9% in the six months ended June 30, 2007. The decline in our gross profit margin predominantly resulted from higher product costs and therefore higher cost of sales which increased to 108% in the six months ended June 30, 2008 compared to 90% in the six months ended June 30, 2007 and lower unit selling prices for both our optical and magnetic data storage products caused by competitive pricing pressures.

      SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses increased by $90,000, or 15%, to $698,000 in the six months ended June 30, 2008 as compared to $608,000 in the six months ended June 30, 2007. This increase was primarily due to decreases of $46,000 in trade show expenses, $20,000 in system support, $20,000 in sales expenses, $18,000 in customer penalties, $13,000 in outside sales commissions and $10,000 in salaries and benefits, all of which were partially offset by decreases of $14,000 in travel and entertainment expenses, $8,000 in vendor training programs, $8,000 in shipping and handling expenses and $7,000 in temporary help.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $348,000, or 19%, to $1,492,000 in the six months ended June 30, 2008 as compared to $1,840,000 in the six months ended June 30, 2007. This decrease was primarily due to decreases of $121,000 in legal expenses primarily related to litigation in the prior period, $97,000 in bank charges, $82,000 in salaries and benefits, $80,000 in outside services, $43,000 in travel and entertainment expenses, $33,000 in financial relations expenses, $13,000 in office expenses, $9,000 in product design, $9,000 in repairs and maintenance, $7,000 in utilities, $4,000 in audit expenses and $3,000 in outside services, all of which were partially offset by increases of $60,000 in bad debts, $35,000 in insurance expense, $24,000 in temporary help, $13,000 in miscellaneous expenses, $11,000 in finance charges, $5,000 in facility rent and $5,000 in property taxes

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $4,000, or 6%, to $66,000 in the six months ended June 30, 2008 as compared to $70,000 in the six months ended June 30, 2007. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since June 30, 2007.

      NET INTEREST EXPENSE. Net interest expense decreased by $142,000, or 61%, to $91,000 in the six months ended June 30, 2008 as compared to $233,000 in the six months ended June 30, 2007. This decrease primarily resulted from lower borrowings on our line of credit in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

      OTHER INCOME. Other income decreased by $3,000, or 50%, in the second quarter of 2008 as compared to the second quarter of 2007 primarily as a result of lower miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

      Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of June 30, 2008, we had a working capital deficit of $1.5 million, an accumulated deficit of $32.9 million, $645,771 in cash and cash equivalents and $1.1 million in net accounts receivable. This compares with working capital of $1.4 million, an accumulated deficit of $29.9 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable as of December 31, 2007. For the six months ended June 30, 2008, our cash decreased $817,351, or 56%, from $1.5 million to $645,771.

      As of August 15, 2008, we had only approximately $225,677 of cash on hand and we are experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders' deficits, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

      Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and exploring other products with our suppliers and retailers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. We also need to restructure our operations to reduce our operating costs. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to successfully restructure our operations and lower our operating costs, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing. In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations.

      If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

     CASH FLOWS

      Cash provided by our operating activities totaled $2.3 million during the six months ended June 30, 2008, as compared to cash used in our operating activities of $1.2 million during the six months ended June 30, 2007, and resulted primarily from the following combination of factors:

      o a $6.5 million decrease in accounts receivable resulting from normal collections;
      o     a $2.5 million decrease in inventory;
      o     a $1.7 million increase in net loss;
      o     a $72,000 decrease in allowance for obsolete inventory; and
      o     a $25,000 decrease in our reserves for sales incentives.

         These increases in cash were partially offset by:

      o a $2.5 million decrease in accounts payable - related parties, resulting from the payment of outstanding invoices;
      o     a $383,000 decrease in accounts payable ;
      o a $341,000 decrease in accruals for market development funds, cooperative advertising costs and cross-dock fees;

      o     a $265,000 decrease in mail-in rebates accruals;
      o     a $157,000 decrease in our allowance for product returns;
      o     a $136,000 decrease in allowance for doubtful accounts;
      o     a $71,000 decrease in point-of-sale accruals;
      o     a $25,000 increase in our current portion of capital leases; and
      o     a $1,000 increase in prepaid expenses and other current assets.

      Cash provided by our investing activities totaled $341,000 during the six months ended June 30, 2008 as compared to cash provided by our investing activities of $746,000 during the six months ended June 30, 2007. Our investing activities during the six months ended June 30, 2008 consisted of a $341,000 decrease in restricted cash related to our credit facility. Our investing activities during the six months ended June 30, 2007 consisted of a $870,000 decrease in restricted cash related to our credit facility and $124,000 in purchases of property and equipment.

      Cash used in our financing activities totaled $3.5 million during the six months ended June 30, 2008 as compared to cash provided by financing activities of $595,000 for the six months ended June 30, 2007. We made $3.5 million in net payments on our line of credit in the six months ended June 30, 2008 compared to net payments of $595,000 on our line of credit in the six months ended June 30, 2007.

     BANK CREDIT FACILITY

      On January 29, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a new credit facility. Our credit facility with Silicon Valley Bank was initially used to pay off our outstanding loan balance with GMAC Commercial Finance in the approximate amount of $5.0 million. On April 18, 2008, we entered into a new Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility based on our accounts receivable. The Loan and Security Agreement amended and restated our prior Loan and Security Agreement dated January 29, 2007 with Silicon Valley Bank. On April 18, 2008, we also entered into an Amendment to Loan Documents with Silicon Valley Bank, which provided that the ancillary loan documents executed in connection with our prior credit facility with Silicon Valley Bank would apply to the new Loan and Security Agreement.

      The new credit facility allowed us to finance our accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that we could only borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The credit facility was to expire on January 29, 2009. Advances under the credit facility bore interest at a floating rate equal to the prime rate of interest published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that we pay a collateral handling fee of $2,000 per month and other customary fees and expenses.

      Our obligations under the new Loan and Security Agreement were secured by substantially all of our assets and were guaranteed by our subsidiary under a Cross-Corporate Continuing Guaranty. Our obligations and the guarantee obligations of our subsidiary were also secured under Intellectual Property Security Agreements executed by us and our subsidiary.

      On July 31, 2008, we paid off our obligations under the Loan and Security Agreement dated April 18, 2008 with Silicon Valley Bank and terminated the Loan and Security Agreement.

     TRADE CREDIT FACILITIES

      On June 6, 2005, we entered into a trade credit facility with Lung Hwa, one of our significant stockholders, under which Lung Hwa agreed to purchase and manufacture inventory on our behalf. We are permitted to purchase up to $15.0 million of inventory either (i) through Lung Hwa as an international purchasing office, or (ii) manufactured by Lung Hwa. For inventory purchased through Lung Hwa, the terms are 120 days following the date of invoice by Lung Hwa and Lung Hwa charges us a 5% handling fee on the supplier's unit price. A 2% discount of the handling fee is applied if we reach an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by Lung Hwa, result in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms are 90 days following the date of the invoice by Lung Hwa. We are to pay the related party 10% of the purchase price on any purchase orders issued to Lung Hwa, as a down-payment for the order, within one week of the purchase order. The agreement had an initial term of one year after which the agreement is to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the six months ended June 30, 2008, we made no purchases under this arrangement. As of June 30, 2008, there were no trade payables outstanding under this arrangement.

      In February 2003, we entered into an agreement with BTC, one of our significant stockholders, whereby BTC and its affiliated companies, agreed to supply us with up to $10.0 million of inventory. Mr. Steel Su, one of our directors, is the Chief Executive Officer of BTC. The agreement may be terminated by either party upon 60 days' prior written notice. In addition, the agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days on a non-interest bearing basis. However, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we would be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all. During the six months ended June 30, 2008, we purchased $723,600 of inventory under this arrangement. As of June 30, 2008, there were $4,953,096 in trade payables outstanding under this arrangement. As of August 15, 2008, we were out of compliance with the payment terms of our agreement with BTC. We are negotiating repayment terms for outstanding obligations owed to BTC.

      Lung Hwa and BTC have historically provided us with significantly preferential trade credit terms. These terms have historically included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms are substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa is likely unique and could not be replaced through a relationship with an unrelated third party. If either Lung Hwa or BTC does not continue to offer us substantially the same preferential trade credit terms, our ability to finance inventory purchases would be harmed, resulting in significantly reduced sales and profitability. In addition, we would incur additional financing costs associated with shorter payment terms which would also cause our profitability to decline or our losses to increase.

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

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

Exhibit
Number        Description
------        -----------

10.1 Loan and Security Agreement dated as of April 18, 2008 among I/OMagic Corporation, IOM Holdings, Inc. and Silicon Valley Bank (**)

10.2 Amendment to Loan Documents dated April 18, 2008 among I/OMagic Corporation, IOM Holdings, Inc. and Silicon Valley Bank (**)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1          Certification of President and Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (*)
________________
(*)           Filed herewith.
(**)          Filed as an exhibit to the Registrant's Current Report on Form 8-K for April 18, 2008 filed with the Securities and Exchange
              Commission on April 22, 2008 and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   I/OMAGIC CORPORATION


Dated:  August 19, 2008            By: /s/ THOMAS L. GRUBER
                                       -----------------------------------------
                                       Thomas L. Gruber, Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

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