Form 10-K/A
period 2007-12-31
I/OMAGIC CORP
filed 2009-04-06
CIK 1083663

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

                        COMMISSION FILE NUMBER: 000-27267

                              I/OMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEVADA                                           33-0773180
 (STATE OR OTHER JURISDICTION OF)                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            4 MARCONI, IRVINE, CA                                 92618
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

   Large accelerated filer  |_|                   Accelerated filer  |_|
   Non-accelerated filer  |_| )                   Smaller reporting company  |X|
   (Do not check if a smaller reporting company

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


The registrant has no non-voting common equity. The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of March 26, 2008.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.


                                             TABLE OF CONTENTS
                                                                                                      PAGE
                                                   PART I

ITEM 1.    BUSINESS......................................................................................1

ITEM 1A.   RISK FACTORS.................................................................................17

ITEM 1B.   UNRESOLVED STAFF COMMENTS....................................................................29

ITEM 2.    PROPERTIES...................................................................................29

ITEM 3.    LEGAL PROCEEDINGS............................................................................29

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................29

                                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
           PURCHASES OF EQUITY SECURITIES...............................................................30

ITEM 6.    SELECTED FINANCIAL DATA......................................................................31

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS...................................................................................31

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................52

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................52

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE...................................................................................52

ITEM 9A.   CONTROLS AND PROCEDURES......................................................................53

ITEM 9A(T) CONTROLS AND PROCEDURES......................................................................53

ITEM 9B.   OTHER INFORMATION............................................................................54

                                                  PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......................................54

ITEM 11.   EXECUTIVE COMPENSATION.......................................................................58

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
           STOCKHOLDER MATTERS..........................................................................66

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE....................68

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................................................71

                                                  PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES......................................................72


Index to Restated Consolidated Financial Statements and Supplemental Information.......................F-1


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

                    PRELIMINARY NOTE AND RECENT DEVELOPMENTS

PRELIMINARY NOTE

         THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN INFORMATION RELEVANT AS OF THE DATE OF THE INITIAL FILING OF OUR 2007 ANNUAL REPORT ON FORM 10-K IN MARCH 2008. ACCORDINGLY, CERTAIN OF THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K SPEAKS ONLY AS OF MARCH 2008. IN PARTICULAR, OUR BUSINESS HAS CHANGED SUBSTANTIALLY, AS WE SELL PRIMARILY OPTICAL DATA STORAGE PRODUCTS AND DO NOT CURRENTLY GENERATE SIGNIFICANT SALES FROM MAGNETIC DATA STORAGE PRODUCTS OR HDTVS. CERTAIN IMPORTANT RECENT DEVELOPMENTS THAT HAVE OCCURRED SINCE MARCH 2008 ARE SUMMARIZED BELOW AND ELSEWHERE IN THIS REPORT.

RECENT DEVELOPMENTS

         On October 29, 2008, we entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows us to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sales of Accounts and Security Agreement upon 30 days prior notice.

         As of March 26, 2009, we had only $368,600 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. See "Management's Discussion and Analysis and Results of Operations-Critical Accounting Policies, Going Concern Assumption" and "-Liquidity and Capital Resources, Overview" and "-Liquidity and Capital Resources, Bank Lines of Credit."

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

         We have not been able to obtain supplies of our HDTVs due to the substantial working capital requirements needed to sustain HDTV inventories. As a result, our HDTV sales have declined substantially and without negotiating a new supply arrangement, we will not be able to continue selling HDTVs.

         Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa, two of our significant stockholders, provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa was likely unique and could not be replaced through a relationship with an unrelated third party. We do not currently utilize these trade credit facilities as BTC and Lung Hwa are either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. These trade credit facilities may not be available to us in the future in the event we endeavor to attempt to again utilize the facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


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


         We are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to certain related-party creditors, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business.


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

         Our credit facility with Silicon Valley Bank has one financial covenant that requires us to maintain at all times, on a consolidated basis, to be tested as of February 28, 2007 and at the end of each month ending thereafter, tangible net worth of at least $3,500,000, plus (i) 50% of all consideration received after the date of the related loan agreement for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter ending after the date of the related loan agreement. For the year ended December 31, 2007, we realized an inventory valuation adjustment to reflect lower market prices of our consigned inventory of approximately $1.4 million, which reduced our tangible net worth. We may realize additional downward inventory valuation adjustments in the future which may result in a breach of our financial covenant with Silicon Valley Bank. We have violated loan covenants in the past, including as recently as March 2008, and there is no assurance that we will not be in violation of our loan covenants in the future. If we violate our loan covenants, we may be unable to borrow funds to purchase inventory, to sustain our current sales volume and to fund our day to day operations. See "Managements Discussion and Analysis and Results of Operations--Liquidity and Capital Resources, Bank Lines of Credit."

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

         We have incurred net losses in each of the last eight years. As of December 31, 2007, we had an accumulated deficit of approximately $29.8 million. During 2007, 2006, 2005, 2004 and 2003 we incurred net losses in the amounts of approximately $4.8 million, $202,000, $1.8 million, $8.1 million and $460,000, respectively. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If our extended period of net losses continues, our negative cash flow will continue and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not attain profitability, our business will be adversely affected and our stock price may decline.

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


         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until sold by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the years ended December 31, 2007 and 2006, we realized inventory valuation adjustments to our consigned inventories for lower-of-cost-or-market of approximately $1.4 million and $264,000, respectively, which is included in cost of sales.


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


         As of December 31, 2007 and 2006, we carried and financed inventory valued at approximately $2.3 million and $6.9 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 46% and 43%, respectively, of our total net sales in 2007 and 2006. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.


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


     IF WE FAIL TO SUCCESSFULLY MANAGE THE EXPANSION OF OUR BUSINESS, OUR SALES MAY NOT INCREASE COMMENSURATELY WITH OUR EXPENSES, WHICH WOULD CAUSE OUR PROFITABILITY TO DECLINE.


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


         As of March 26, 2008, there were approximately 4.5 million shares of our common stock outstanding. As a group, our executive officers, directors and 10% stockholders beneficially own approximately 3.3 million of these shares. Accordingly, our common stock has a public float of approximately 1.2 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 74,775 shares of common stock are outstanding under our 2002 Stock Option Plan and 229,000 options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.


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


         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During 2008 through March 25, 2008, the high and low closing bid prices of a share of our common stock were $1.49 and $1.15, respectively. During 2007, the high and low closing bid prices of a share of our common stock were $3.85 and $1.05, respectively. During 2006, the high and low closing bid prices of a share of our common stock were $5.50 and $1.53, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:


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

ITEM 3.    LEGAL PROCEEDINGS.


         On or about May 30, 2003, I/OMagic and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, our former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of I/OMagic and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, we filed our First Amended Complaint against all defendants. Defendants responded to our First Amended Complaint denying our allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. We denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in our favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded I/OMagic $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against us as to all defendants, which reversed the Judgments in our favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M Cron. The Court of Appeal also ordered that we are to pay defendants' costs on appeal. We did not further appeal the decision.


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
                                                                PRICE RANGE
                                                             HIGH          LOW
          2006:
          First Quarter (January 1 - March 31).........  $   5.50     $   3.75
          Second Quarter (April 1 - June 30)...........  $   3.92     $   2.40
          Third Quarter (July 1 - September 30)........  $   3.00     $   1.53
          Fourth Quarter (October 1 - December 31).....  $   2.80     $   1.55

          2007:
          First Quarter................................  $   2.75     $   1.95
          Second Quarter...............................  $   3.85     $   2.00
          Third Quarter................................  $   2.20     $   1.15
          Fourth Quarter...............................  $   3.00     $   1.05

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR RESTATED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.


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

RECENT DEVELOPMENTS


         On March 7, 2008, we received notice from Silicon Valley Bank that we were in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 7, 2008 was $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank, and no amounts were available to us for borrowing as we were in violation of the loan covenant.

         On April 18, 2008, we entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on our accounts receivable. The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed us to finance our accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that we were only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The line of credit was to expire on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that we pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, we paid off our obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

         On October 29, 2008, we entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows us to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sales of Accounts and Security Agreement upon 30 days prior notice.

         As of March 26, 2009, we had only $368,600 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate extended payment terms on amounts owed to certain related-party creditors, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. See "--Critical Accounting Policies, Going Concern Assumption" and "--Liquidity and Capital Resources, Overview" and "--Liquidity and Capital Resources, Bank Lines of Credit."

         During the fourth quarter of 2007, we received notice from Office Depot that it would not offer any of our products during at least the first quarter of 2008 and probably through the second quarter of 2008. In addition, during the first quarter of 2008, we received notice from OfficeMax that it would not offer any of our products during the first and second quarters of 2008. Our sales through both Office Depot and OfficeMax are entirely consignment sales. Office Depot returned substantial inventory in the fourth quarter of 2007 and OfficeMax returned substantial inventory in the first quarter of 2008, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the years ended December 31, 2007 and 2006, we realized inventory valuation adjustments to our consigned inventories for lower-of-cost-or-market of approximately $1.4 million and $264,000 respectively, which is included in cost of sales. We intend to offer new products to both Office Depot and OfficeMax for their consideration to include in their product offerings during the second half of 2008. However, we cannot provide any assurance that we will be able to sell any products through either Office Depot or OfficeMax in the future.


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

     FINANCIAL PERFORMANCE SUMMARY


         Our net sales decreased by $13.8 million, or approximately 30%, to $32.1 million in 2007 from $45.9 million in 2006. Our gross profit decreased by $4.8 million, or approximately 77%, to $1.4 million in 2007 from $6.2 million in 2006. Our net loss increased by 4.6 million, or approximately 2,252%, to $4.8 million in 2007 from a loss of $202,000 in 2006.


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


         GROSS PROFIT. Our gross profit margin decreased to 4.3% in 2007, as compared to 13.4% in 2006. This decrease is primarily due to the following combination of factors:

         o an increase in material costs to 95.7% of net sales in 2007, as compared to 86.6% of net sales in 2006, which was partially offset by a decrease in freight to 0.7% of net sales in 2007 as compared to 1.9% of net sales in 2006;

         o a decrease in inventory reserves to 5.8% of net sales in 2007, as compared to 1.7% of net sales in 2006; and

         o a decrease in our production, shipping and handling costs to 2.7% of net sales in 2007 as compared to 3.1% of net sales in 2006.

         OPERATING EXPENSES. Our operating expenses decreased to 18.4% of net sales in 2007, as compared to 18.3% in 2006. The decrease in operating expenses is primarily due to the following combination of factors:


         o selling expenses decreased to 3.9% of net sales in 2007 as compared to 4.6% of net sales in 2006; and


         o general and administrative expenses increased to 13.8% of net sales in 2007 as compared to 13.4% of net sales in 2006.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


         Our discussion and analysis of our financial condition and results of operations are based upon our restated consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.


     GOING CONCERN ASSUMPTION


         We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2007, we had working capital of approximately $1.4 million and cash and cash equivalents of approximately $1.5 million and had incurred cumulative net losses of approximately $29.8 million. On March 7, 2008, we received notice from Silicon Valley Bank that we were in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 25, 2008 was $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank, and no amounts were available to us for borrowing as we were in violation of the loan covenant. See "--Liquidity and Capital Resources, Bank Lines of Credit." In addition, as of March 26, 2009, we had only $368,600 of cash on hand. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include negotiating extended payment terms with BTC, a related-party supplier, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. Our restated consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.


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

     LOWER-OF-COST-OR-MARKET RESERVE


         Our component parts and finished goods and corporate and consigned inventories are reviewed by our Controller or our Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis and the difference is charged to cost of sales.


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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006


                                                                                          Results as a Percentage
                                         Year Ended                                                 of
                                        December 31,           Dollar        Percentage        Net Sales For
                                  -----------------------     Variance       Variance    -----------------------
                                     2007         2006        Variance       Variance        2007         2006
                                  ----------   ----------     Favorable     Favorable    ----------    ---------
                                  (Restated)   (Restated)   (Unfavorable)  (Unfavorable) (Restated)    (Restated)
                                  ----------   ----------   -------------  ------------- ----------    ----------
                                                                (In Thousands)

Net sales                         $   32,121   $   45,889   $   (13,768)      (30.0)%      100.0%        100.0%
Cost of sales                         30,731       39,727         8,996        22.6%        95.7%         86.6%
                                  ----------   ----------   -----------       -------      -------       ------
Gross profit                           1,390        6,162        (4,772)      (77.4)%        4.3%         13.4%
Selling, marketing and
   advertising
    expenses                           1,251        2,113           861        40.8%         3.9%          4.6%
General and administrative
   expenses                            4,448        6,134         1,687        27.5%        13.8%         13.4%
Depreciation and amortization            139          166            27        16.3%         0.4%          0.4%
                                  ----------   ----------   -----------       -------      -------       ------
Operating loss                        (4,448)      (2,251)       (2,197)      (97.6)%      (13.7)%        (4.9)%
Net interest expense                    (410)        (356)          (54)      (15.2)%       (1.3)%        (0.8)%
Other income                             106        2,406        (2,300)      (95.6)%        0.3%          5.2%
                                  ----------   ----------   -----------       -------      -------       ------
Loss from operations before
   provision for income taxes         (4,752)        (201)       (4,551)   (2,264.2)%      (14.8)%        (0.4)%
Provision for income taxes                 1            1             -         0.0%         0.0%          0.0%
                                  ----------   ----------   -----------       -------      -------       ------
Net loss                          $   (4,753)  $     (202)  $    (4,551)   (2,253.0)%      (14.8)%        (0.4)%
                                  ==========   ==========   ===========    ========        =======        ======

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


         GROSS PROFIT. Our gross profit decreased $4.8 million to $1.4 million in 2007 from $6.2 million in 2006, representing a 77.4% decrease. Our gross profit margin decreased to 4.3% in 2007 as compared to 13.4% in 2006. The decrease in gross profit is attributable to the decline in net sales from fewer units sold and lower gross profit margins on our data storage products which included valuation adjustments for consigned inventory. Gross profit margins on our data storage products declined as a result of lower unit net sales prices due to intense competition. Unit sales prices declined more rapidly than our costs to buy those units.


         For 2007, total sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $3.3 million to $4.3 million, or 10.6% of gross sales, compared to $7.6 million, or 12.9% of gross sales in 2006.


         At December 31, 2007 and 2006, we realized inventory valuation adjustments to our consigned inventories for lower-of-cost-or-market of approximately $1.4 million and $264,000, respectively, which is included in cost of sales. In 2007, this expense is a result of inventory in our consignment sales channels that was returned during the fourth quarter and required adjustment caused by the declining value of magnetic data storage products.


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


         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $1.7 million is primarily due to a $1.2 million decrease in offering costs recognized in 2006, a decrease of $261,000 in legal fees, a decrease of $200,000 in compensation and benefits, a decrease of $142,000 in outside services for interim financial support services, a decrease of $116,000 in financial relations expenses, and a $145,000 decrease in insurance expenses, all of which were partially offset by increases of $283,000 in bad debt expense and $100,000 in audit fees.

         We have restated our general and administrative expenses for 2007 and 2006 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for 2007 were approximately $4.1 million. Our restated general and administrative expenses for 2007 are approximately $4.5 million. Our previously-reported general and administrative expenses for 2006 were $6.5 million. Our restated general and administrative expenses for 2006 are approximately $6.1 million. Our restatement also resulted in a lower-of-cost-or-market reserve at December 31, 2006 that reduced by $264,000 the value of certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value. We previously accrued for sales incentives to account for the reduced sales prices but deemed it necessary to account for the lower-of-cost-or-market valuation at December 31, 2006. See our restated consolidated financial statements--"Note 2 - Restatement of 2006 and 2007 Financial Statements" included elsewhere in this report.


         OTHER INCOME. Our other income decreased by approximately $2.3 million. This decrease was due to the receipt of approximately $2.4 million upon settlement of a litigation matter with OfficeMax in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW


         During 2007, our principal sources of liquidity were cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to finance working capital, capital expenditures and debt service requirements. We anticipate that these uses will continue to be our principal uses of cash in the future. As of December 31, 2007, we had working capital of $1.4 million, an accumulated deficit of $29.8 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable. This compares to working capital of $5.9 million, an accumulated deficit of $25.1 million, $1.8 million in cash and cash equivalents and $11.5 million in net accounts receivable as of December 31, 2006.

         On March 7, 2008, we received notice from Silicon Valley Bank that we were in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 7, 2008 was $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank, and no amounts were available to us for borrowing as we were in violation of the loan covenant.

         On April 18, 2008, we entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on our accounts receivable. The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed us to finance our accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that we were only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The line of credit was to expire on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that we pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, we paid off our obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

         On October 29, 2008, we entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows us to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sales of Accounts and Security Agreement upon 30 days prior notice.

         As of March 26, 2009, we had only $368,600 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business.

         As indicated above, our restated consolidated financial statements as of and for the year ended December 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in
Note 1 to our restated consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern. The restated consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

         Our net loss increased by approximately 2,253% to $4.8 million in 2007 from a net loss of $202,000 in 2006. If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.


     CASH FLOWS

         Cash used in our operating activities totaled $283,000 during the year ended December 31, 2007 as compared to cash used in our operating activities of $631,000 during the year ended December 31, 2006. This decrease of $348,000 in cash used in our operating activities primarily resulted from:


         o        a $4.5 million increase in our net loss;


         o        a $66,000 decrease in our allowance for product returns;

         o        a $1.6 million decrease in reserves for sales incentives;
         o a $86,000 decrease in our reserve for slow-moving and obsolete inventory;


         o a $4.0 million decrease in accounts payable and accrued expenses primarily as a result of the decrease in net sales which required lower purchases;


         o        a $532,000 decrease in accounts payable to related parties;
                  and
         o        a $838,000 decrease in accrued mail-in rebates.

         These decreases in cash were partially offset by:

         o a $6.1 million decrease in accounts receivable resulting from a decrease in sales;


         o a $5.0 million decrease in inventory, primarily as a result of our reduced purchases and lower sales as well as inventory valuation adjustments of approximately $1.4 million;


         o        a $67,000 increase in share-based compensation expense;
         o        a $46,000 increase in warrants issued for services rendered;
                  and
         o        a $111,000 increase in our allowance for doubtful accounts.


         Cash provided by our investing activities totaled $428,000 during 2007 as compared to cash used in our investing activities of $981,000 during 2006. During 2007, restricted cash decreased by $551,000 as compared to an $862,000 decrease in 2006 as the result of collateral requirements related to our credit facility. Cash used for equipment additions was $124,000 during 2007 as compared to $119,000 during 2006.


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


         On January 29, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a revolving line of credit. Our line of credit with Silicon Valley Bank was initially used to pay off our outstanding loan balance as of January 29, 2007 with GMAC, which balance was approximately $5.0 million, and was also used to pay $62,000 of our closing fees in connection with securing the line of credit. The line of credit was to expire on January 29, 2009.


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


         As amended, the line of credit allowed us to borrow up to a maximum amount equal to the lesser of (a) $7.0 million, or (b) an amount equal to 60% of eligible accounts plus the lesser of (1) 20% of the value of eligible inventory,

(2) $750,000 (provided that on and after March 30, 2008, such amount would be $0.00), and (3) 33% of eligible accounts. As amended, the line of credit imposed a financial covenant requiring us to have minimum tangible net worth for the month ended February 28, 2007 and each month ending thereafter of $3,500,000, plus (i) 50% of all consideration received after January 27, 2007 for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter ending after January 27, 2007. As amended, amounts outstanding under the line of credit were to accrue interest at a per annum rate equal to the Prime Rate plus 2.50%. In addition, we were required to pay to Silicon Valley Bank customary fees and expenses, including an early termination fee of 0.50% of the maximum line amount in the event we terminated the facility prior to January 27, 2009, an unused line fee equal to 0.25% per annum and payable monthly, a commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000, as well as for the issuance or renewal of letters of credit and all expenses incurred by Silicon Valley Bank related to the Loan and Security Agreement. Our obligations under the line of credit with Silicon Valley Bank were secured by substantially all of our assets.

         On March 7, 2008, we received notice from Silicon Valley Bank that we were in default of our tangible net worth financial covenant. The outstanding balance with Silicon Valley Bank as of March 25, 2008 was $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank, and no amounts were available to us for borrowing as we were in violation of the loan covenant. We sought a waiver of the default of our tangible net worth financial covenant and received a Forbearance Agreement from Silicon Valley Bank in that regard.

         On April 18, 2008, we entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on our accounts receivable. The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed us to finance our accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that we were only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The line of credit was to expire on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that we pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, we paid off our obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

         On October 29, 2008, we entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows us to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sales of Accounts and Security Agreement upon 30 days prior notice.


     TRADE LINES OF CREDIT


         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on our behalf. We were permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, resulted in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. We were to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. As of December 31, 2007, we owed Lung Hwa $665,000 in trade payables. As of December 31, 2007, we were in violation of the payment terms in our agreement with Lung Hwa but we arranged a repayment schedule for satisfaction of the obligation and we satisfied the payment schedule prior to the filing of this report. As of March 26, 2009, we owed Lung Hwa no trade payables. We do not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility. See "Certain Relationships and Related Transactions, and Director Independence."

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. As of December 31, 2007, we owed BTC $6.7 million under this arrangement. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. As of March 26, 2009, we owed BTC USA $6.4 million under this agreement. As of March 26, 2009, we were in violation of the payment terms in our agreement with BTC USA and were in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility. See "Certain Relationships and Related Transactions, and Director Independence."

         Lung Hwa and BTC USA provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa was likely unique and could not be replaced through a relationship with an unrelated third party. These trade credit facilities may not be available to us in the future in the event we endeavor to attempt to again utilize them. See "Certain Relationships and Related Transactions, and Director Independence."

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

CONTRACTUAL OBLIGATIONS

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                           PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS AT                         LESS THAN 1                                MORE THAN 5
DECEMBER 31, 2007                       TOTAL         YEAR       1-3 YEARS      3-5 YEARS        YEARS
                                       --------     --------     ---------    -----------     -----------

Capital Lease Obligations              $113,478     $ 47,593     $ 65,885     $        --     $        --

Credit Facility Fees                     50,000       50,000           --              --              --
Operating Leases                        621,640      370,040      251,600              --              --
                                       --------     --------     ---------    -----------     -----------
Total Contractual Cash Obligations     $785,118     $467,633     $317,485     $        --     $        --
                                       ========     ========     ========     ===========     ===========

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Reference is made to the restated consolidated financial statements and accompanying notes included in this report, which begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.


     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management, including our Chief Executive Officer and Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.


         Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.


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

ITEM 9B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 26, 2008 and their business experience are as follows:

NAME                                AGE    TITLES

Tony Shahbaz                         46    Chairman of the Board, President,
                                           Chief Executive Officer, Secretary
                                           and Director
Thomas L. Gruber                     63    Chief Financial Officer and Chief
                                           Operating Officer
Steel Su                             56    Director
Daniel Yao(1)                        52    Director
Dr. William Ting(1)                  60    Director
------------
(1) Member of the Audit, Compensation and Nominating Committees.

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

                                                                    OPTION        NON-EQUITY
                                                                  -----------   INCENTIVE PLAN      ALL OTHER
             NAME AND                          SALARY     BONUS     AWARDS       COMPENSATION     COMPENSATION         TOTAL
        PRINCIPLE POSITION           YEAR       ($)        ($)      ($)(1)           ($)             ($)(2)             ($)
        ------------------           ----   -----------   -------  ----------   ---------------   ------------       ----------
Tony Shahbaz
   President, Chief Executive        2007   $   197,384   $    --  $   31,676   $        --        $      --(4)      $  229,060
   Officer and Secretary             2006   $   198,500        --  $   66,192   $     39,103(3)    $      --(4)      $  303,795
Thomas L. Gruber(5)
   Chief Operating Officer and       2007   $   148,383   $    --  $   10,218   $       --         $       --        $  158,601
   Chief Financial Officer           2006   $    20,274   $    --  $   12,824   $       --         $       --        $   33,098
---------------


(1) The amounts shown are the compensation costs recognized in our financial statements for 2007 related to grants of stock options to certain named executive officers in prior years, to the extent we recognized compensation cost in 2007 for such awards in accordance with the provisions of SFAS No. 123R. For a discussion of valuation assumptions used in the SFAS No. 123R calculations, see Note 14 to Restated Consolidated Financial Statements included elsewhere in this report. The options were issued under our 2002 and 2003 Stock Option Plans. Information regarding the vesting schedule for Messrs. Shahbaz and Gruber is included in the footnotes to the "Outstanding Equity Awards at Fiscal Year-End" table below.


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


                                                                  OPTION AWARDS
                                  ------------------------------------------------------------------------
                                      NUMBER            NUMBER
                                        OF                OF
                                    SECURITIES        SECURITIES
                                    UNDERLYING        UNDERLYING
                                   UNEXERCISED        UNEXERCISED        OPTION
                                     OPTIONS            OPTIONS          EXERCISE                OPTION
                                       (#)                (#)             PRICE                EXPIRATION
              NAME                 EXERCISABLE       UNEXERCISABLE         ($)                    DATE
-------------------------------    -----------       --------------    ----------               ----------

  Tony Shahbaz                      59,000(1)              --          $     3.85               03/09/2009
                                    84,219(2)          20,781(2)       $     2.75               07/14/2010
  Thomas L. Gruber                  31,771(3)          18,229(3)       $     4.00               11/02/2011

-------------------
   (1) The option vested as to 40% of the underlying shares immediately with the balance vesting in equal amounts in each of the 36 months following the March 9, 2004 grant date.

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

                                                                                        VALUE OF
                                                          SALARY      CONTINUATION        OPTION            TOTAL
        NAME                      TRIGGER               AND BONUS      OF BENEFITS     ACCELERATION(1)      VALUE(2)
---------------------   -------------------------     -------------- --------------   ----------------   ------------
Tony Shahbaz                 Change in Control        $        --    $        --      $         --       $       --
                          Qualifying Termination      $   157,146(3) $     3,013(4)   $         --       $   160,159
                        Non-Qualifying Termination    $   794,000(5) $        --      $         --       $   794,000
                             Other Termination        $        --    $        --      $         --       $        --

Thomas L. Gruber             Change in Control        $        --    $        --      $         --       $        --
                              Any Termination         $        --    $        --      $         --       $        --

----------
(1) Represents the aggregate value of the accelerated vesting of the executive officer's unvested stock options and restricted stock grants. The amounts shown as the value of the accelerated stock options and restricted stock grants in connection with a change in control without a qualifying termination are based solely on the intrinsic value of the options as of December 31, 2007. This value was calculated by multiplying (a) the difference between the fair market value of our common stock on December 31, 2007, which was $1.25, and the applicable exercise price by (b) the assumed number of option shares vesting on an accelerated basis on December 31, 2007.
(2) Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors' and officers' liability insurance, if applicable.
(3) Represents 9.5 months additional salary through the end of the term of executive's employment agreement based on executive's salary in 2007.

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

DIRECTOR COMPENSATION TABLE

         The following table summarizes the compensation of our directors for the year ended December 31, 2007:


                       FEES EARNED
                         OR PAID     OPTION       ALL OTHER
                         IN CASH     AWARDS     COMPENSATION    TOTAL
NAME                       ($)      ($)(1)         ($)(2)        ($)
-------------------    -----------  --------    ------------   -------
Steel Su(3)             $    --     $ 6,618     $    --        $ 6,618
Daniel Yao(4)           $    --     $ 7,677     $    --        $ 7,677
Dr. William Ting(5)     $12,000     $    --     $ 3,100        $15,100

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

                                                                              AMOUNT AND NATURE
                                                                                OF BENEFICIAL          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  TITLE OF CLASS      OWNERSHIP OF CLASS       OF CLASS
----------------------------------------                 --------------      ------------------       ---------
Tony Shahbaz...........................................      Common               2,485,138(2)           53.04%
Steel Su...............................................      Common                 597,033(3)           13.08%
Sung Ki Kim............................................      Common                 375,529(4)            8.27%
Daniel Yao.............................................      Common                 367,881(5)            8.05%
William Ting...........................................      Common                       --                --
Thomas L. Gruber.......................................      Common                  32,813(6)              *
All directors and executive officers as a group (5
   persons)............................................      Common               3,482,865(7)           73.03%

---------
*       Less than 1.0%.
(1) Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, California 92618. Messrs. Shahbaz and Gruber are executive officers of I/OMagic Corporation. Messrs. Shahbaz, Su, Yao and Ting are directors of I/OMagic Corporation.
(2) Consists of: (i) 493,462 shares of common stock and 145,379 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,206 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3) Consists of 406,794 shares of common stock and 23,572 shares of common stock underlying options held individually by Mr. Su, and 166,667 shares of common stock held by Behavior Tech Computer Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer Corp.
(4) Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.
(5) Consists of 27,063 shares of common stock underlying options held individually by Mr. Yao and 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao currently serves as the Chief Strategy Officer of Ritek Corporation. Mr. Yao has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.
(6) Represents 32,813 shares of common stock underlying options held individually by Mr. Gruber.
(7)     Includes 228,827 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

                                                  NUMBER OF
                                               SECURITIES TO BE         WEIGHTED-AVERAGE            NUMBER OF
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      SECURITIES REMAINING
                                                 OUTSTANDING,              OUTSTANDING              AVAILABLE
                                              OPTIONS, WARRANTS         OPTIONS, WARRANTS   FOR FUTURE ISSUANCE UNDER
PLAN CATEGORY                                     AND RIGHTS               AND RIGHTS       EQUITY COMPENSATION PLANS
----------------------------------------   ------------------------     -----------------   -------------------------
Equity Compensation Plans Approved
   BY Security Holders....................             353,775            $         3.15               229,559
Equity Compensation Plans Not Approved
   by Security Holders....................                 --             $           --                   --

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.


         The following table presents the aggregate fees paid by us for professional audit services rendered by Swenson Advisors, LLP, or Swenson, for the years ended December 31, 2007 and 2006. We appointed Swenson as our independent registered public accounting firm on December 12, 2006.

                              2007        2006
                            --------    --------
     Audit Fees             $425,761     $    --
     Audit-Related Fees           --          --
     Tax Fees                 10,337          --
     All Other Fees           20,000          --
                            --------    --------
         Total              $456,098     $    --
                            ========     =======

         The following table presents the aggregate fees paid by us for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, or SLGG, for the years ended December 31, 2007 and 2006. We replaced SLGG as our independent registered public accounting firm on December 12, 2006.

                             2007           2006
                            --------     --------
     Audit Fees             $100,682     $437,955
     Audit-Related Fees           --        1,882
     Tax Fees                     --       10,000
     All Other Fees               --           --
                            --------     --------
         Total              $100,682     $449,837
                            ========     ========

         AUDIT FEES. Consist of amounts paid for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and our Registration Statements on Forms S-1 and S-8, including amendments thereto.

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1), (a)(2) and (c) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Restated Consolidated Financial Statements and Supplemental Information contained on page F-1 of this report.


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................   F-2

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

         Restated Consolidated Balance Sheets as of December 31,
          2007 and 2006...................................................   F-3

         Restated Consolidated Statements of Operations for the Years
          Ended December 31, 2007 and 2006................................   F-4

         Restated Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 2007 and 2006..................   F-5

         Restated Consolidated Statements of Cash Flows for the
          Years Ended December 31, 2007 and 2006..........................   F-6

         Notes to Restated Consolidated Financial Statements..............   F-7

SUPPLEMENTAL INFORMATION

         Schedule II - Valuation and Qualifying Accounts..................  F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
I/OMagic Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and Subsidiary as of December 31, 2007 and 2006 (restated), and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007 (restated). Our audits also include the financial statement Schedule II. I/OMagic Corporation and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and Subsidiary as of December 31, 2007 and 2006 (restated), and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 (restated) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As described in Note 2 to the financial statements, the Company has restated its financial statements for each of the two years in the period ended December 31, 2007 to correct errors related to the accrual of audit fees and lower-of-cost-or-market valuation of consigned inventory.



/s/ SIMON & EDWARD, LLP

City of Industry, California
April 3, 2009

                               I/OMAGIC CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
                                                                                  (restated)(1)   (restated)(1)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $  1,463,122    $  1,833,481
    Restricted cash                                                                    341,899         893,167
    Accounts receivable, net                                                         6,941,856      11,534,687
    Inventory, net                                                                   5,492,846      10,406,916
    Prepaid expenses and other current assets                                          107,041          71,733
                                                                                  ------------    ------------
       Total current assets                                                         14,346,764      24,739,984
EQUIPMENT, net                                                                         247,551         194,117
TRADEMARKS, net                                                                        293,016         361,944
OTHER ASSETS                                                                            41,928          41,928
                                                                                  ------------    ------------
       TOTAL ASSETS                                                               $ 14,929,259    $ 25,337,973
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Line of credit                                                                $  3,864,942    $  4,380,133
    Accounts payable, accrued expenses and other                                     1,153,188       5,150,743
    Accounts payable - related parties                                               7,414,212       7,945,980
    Capital lease obligations - current portion                                         47,593              --
    Accrued mail-in rebates                                                            432,046       1,269,996
                                                                                  ------------    ------------
       Total current liabilities                                                    12,911,981      18,746,852
LONG-TERM LIABILITIES
    Capital lease obligations                                                           65,885              --
                                                                                  ------------    ------------
    Total long-term liabilities                                                         65,885              --
                                                                                  ------------    ------------
    Total liabilities                                                               12,977,866      18,746,852
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding              --              --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding              --              --
    Common stock, $0.001 par value 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                             4,541           4,541
    Additional paid-in capital                                                      31,794,655      31,681,409
    Accumulated deficit                                                            (29,847,803)    (25,094,829)
                                                                                  ------------    ------------
    Total stockholders' equity                                                       1,951,393       6,591,121
                                                                                  ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 14,929,259    $ 25,337,973
                                                                                  ============    ============
__________
(1)      See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2006 and
         2007 Financial Statements."


                See accompanying notes to these consolidated financial statements





                       I/OMAGIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                            2007             2006
                                                        ------------    ------------
                                                        (restated)(1)   (restated)(1)

NET SALES                                               $ 32,121,241    $ 45,889,410
COST OF SALES                                             30,731,391      39,727,484
                                                        ------------    ------------
GROSS PROFIT                                               1,389,850       6,161,926
                                                        ------------    ------------
OPERATING EXPENSES
     Selling, marketing, and advertising                   1,251,282       2,113,578
     General and administrative                            4,447,674       6,133,855
     Depreciation and amortization                           139,048         165,783
                                                        ------------    ------------
         Total operating expenses                          5,838,004       8,413,216
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (4,448,154)     (2,251,290)
                                                        ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income                                               6             113
     Interest expense                                       (410,214)       (356,586)
     Currency transaction gain                                   117           6,952
     Gain on disposal of equipment                                --           9,403
     Other income                                            106,071          15,166
     Litigation settlement                                        --       2,375,000
                                                        ------------    ------------
         Total other income (expense)                       (304,020)      2,050,048
                                                        ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (4,752,174)       (201,242)
PROVISION FOR INCOME TAXES                                       800             800
                                                        ------------    ------------
NET LOSS                                                $ (4,752,174)   $   (202,042)
                                                        ============    ============
BASIC AND DILUTED LOSS PER SHARE                        $      (1.05)   $      (0.04)
                                                        ============    ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING      4,540,292       4,540,292
                                                        ============    ============
__________
(1)      See Notes to Restated Consolidated Financial Statements - "Note 2 -
         Restatement of 2006 and 2007 Financial Statements."


        See accompanying notes to these consolidated financial statements





                                               I/OMAGIC CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                COMMON STOCK             ADDITIONAL                                        TOTAL
                                        ----------------------------      PAID-IN        TREASURY       ACCUMULATED    STOCKHOLDERS'
                                           SHARES          AMOUNT         CAPITAL         STOCK          DEFICIT          EQUITY
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2005              4,531,572    $      4,532    $ 31,595,952   $   (126,014)   $(24,892,787)   $  6,581,683

Retirement of treasury shares                (13,493)            (13)       (126,001)       126,014              --              --

Sales of common stock pursuant to
   exercises of stock options at
   an average price of $2.86 per
   share                                      22,213              22          62,410             --              --          62,432

Share-based compensation expense                  --              --         149,048             --              --         149,048

Net loss                                          --              --              --             --        (202,042)       (202,042)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2006
   (restated)(1)                           4,540,292           4,541      31,681,409             --     (25,094,829)      6,591,121

Share-based compensation expense                  --              --          66,916             --              --          71,493

Warrants issued for services rendered             --              --          46,330             --              --          41,753

Net loss                                          --              --              --             --      (4,752,974)     (4,752,974)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balances at December 31, 2007
    (restated)(1)                          4,540,292    $      4,541    $ 31,794,655   $         --    $(29,847,803)   $  1,951,393
                                        ============    ============    ============   ============    ============    ============
___________
(1)      See Notes to Restated Consolidated Financial Statements - "Note 2 - Restatement of 2006 and 2007 Financial Statements."


                                See accompanying notes to these consolidated financial statements





                               I/OMAGIC CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               2007            2006
                                                            -----------    -----------
                                                            (restated)(1)  (restated)(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(4,752,974)   $  (202,042)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                              70,120         96,855
      Amortization of trademarks                                 68,928         68,928
      Allowance for doubtful accounts                           111,128         31,855
      Allowance for product returns                             (66,139)       288,352
      Reserves for sales incentives                            (254,993)       (20,254)
      Accrued point-of-sale rebates                          (1,120,558)      (198,746)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                 (193,016)      (980,591)
      Allowance for obsolete inventory                          (86,000)       496,310
      Share-based compensation expense                           66,916        149,048
      Warrants issued for services rendered                      46,330             --
      Capitalized offering costs                                     --      1,218,655
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                     6,116,409     (1,268,450)
      Inventory                                               5,000,070     (3,918,870)
      Prepaid expenses and other current assets                 (35,308)       193,696
      Other assets                                                   --        (14,896)
      Accounts payable, accrued expenses and other           (3,997,555)     3,151,378
      Accounts payable - related party                         (531,768)      (276,098)
      Capital leases                                            113,478             --
      Accrued mail-in rebates                                  (837,950)       554,097
                                                            -----------    -----------
Net cash used in operating activities                          (282,882)      (630,773)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                              551,268       (862,303)
   Equipment additions                                         (123,554)      (118,967)
                                                            -----------    -----------
Net cash provided by (used in) investing activities             427,714       (981,270)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                              (515,191)      (673,449)
   Proceeds from sales of common stock                               --         62,432
                                                            -----------    -----------
Net cash used in financing activities                          (515,191)      (611,017)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (370,359)    (2,223,060)
Cash and cash equivalents at beginning of year                1,833,481      4,056,541
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 1,463,122    $ 1,833,481
                                                            ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                         $   410,214    $   356,585
                                                            ===========    ===========
      INCOME TAXES PAID                                     $       800    $       800
                                                            ===========    ===========
__________
(1)      See Notes to Restated Consolidated Financial Statements - "Note 2 -
         Restatement of 2006 and 2007 Financial Statements."


        See accompanying notes to these consolidated financial statements


                                      F-6

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

Liquidity and Going Concern
---------------------------

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses for the years ended December 31, 2007 and 2006 of $4.8 million and $202,000, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

At December 31, 2007, the Company had cash and cash equivalents of $1,463,122 and had approximately $646,000 available to it for borrowing under its credit facility with Silicon Valley Bank. As of March 26, 2009, the Company had only $368,600 of cash on hand.

On March 7, 2008, the Company received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between the Company, IOM Holdings, Inc. and Silicon Valley Bank that the Company was in default of its tangible net worth financial covenant. As of that date, the Company owed Silicon Valley Bank $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank. The Company was also unable to obtain advances under its line of credit. The Company sought a waiver of the default of its tangible net worth financial covenant and received a Forbearance Agreement from Silicon Valley Bank in that regard.

On April 18, 2008, the Company entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on the Company's accounts receivable. The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed the Company to finance its accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that the Company was only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The line of credit was to expire on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that the Company pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, the Company paid off its obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows the Company to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sale of Accounts and Security Agreement upon 30 days prior notice.

As of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient capital to fund its operations for the next twelve months or less.

The Company's plans for correcting these deficiencies include the timely collection of existing accounts receivable, and sell-through of inventory currently in the Company's sales channels. If, however, the Company's capital requirements or cash flow vary materially from its current projections, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing.

The restated consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 - RESTATEMENT OF 2006 AND 2007 FINANCIAL STATEMENTS

The Company previously accrued audit fees in the period to which the corresponding audit applied. Upon further examination of its accounting methodology, the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have accrued audit fees in the period in which they were incurred. The Company has determined the effect of the correction on its previously-issued financial statements and has restated the accompanying financial statements and the financial information below for the years ended December 31, 2006 and 2007.

The Company accrued sales incentives but had not established any lower-of-cost-or-market reserve to account for reduced sales prices of certain inventory consigned to retailers. Upon further examination, the Company determined that it should establish a lower-of-cost-or-market reserve in the amount of $264,000 at December 31, 2006 for certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value. The Company has determined the effect of the reserve on its previously-issued financial statements and has restated the accompanying financial statements and the financial information below for the year ended December 31, 2006.

The effects of the restatement on cost of sales, gross profit, general and administrative expenses, net loss, basic and diluted loss per common share, inventory (net) and stockholders' equity as of and for the year ended December 31, 2006 are as follows:

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                        AS ORIGINALLY     RESTATEMENT
                                          REPORTED        ADJUSTMENTS       AS RESTATED
                                        ------------      ------------      ------------
Net sales                               $ 45,889,410      $         --      $ 45,889,410
Cost of sales                           $ 39,463,484      $    264,000      $ 39,727,484
Gross profit                            $  6,425,926      $   (264,000)     $  6,161,926
General and administrative expenses     $  6,504,985      $   (371,130)     $  6,133,855
Net loss                                $   (309,172)     $    107,130      $   (202,042)

LOSS PER COMMON SHARE:
   Basic                                $      (0.07)     $       0.03      $      (0.04)
   Diluted                              $      (0.07)     $       0.03      $      (0.04)
Inventory, net                          $ 10,670,916      $   (264,000)     $ 10,406,916
Stockholders' equity                    $  6,483,991      $    107,130      $  6,591,121

The effects of the restatement on cost of sales, gross profit, general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' equity as of and for the year ended December 31, 2007 are as follows:

                                        AS ORIGINALLY     RESTATEMENT
                                          REPORTED        ADJUSTMENTS       AS RESTATED
                                        ------------      ------------      ------------

Net sales...............................$ 32,121,241      $         --      $ 32,121,241
Cost of sales...........................$ 30,995,391      $   (264,000)     $ 30,731,391
Gross profit............................$  1,125,850      $    264,000      $  1,389,850
General and administrative expenses.....$  4,139,317      $    308,357      $  4,447,674
Net loss................................$ (4,708,617)     $    (44,357)     $ (4,752,974)

LOSS PER COMMON SHARE:
   Basic................................$      (1.04)     $      (0.01)     $      (1.05)
   Diluted..............................$      (1.04)     $      (0.01)     $      (1.05)
Stockholders' equity....................$  1,888,620      $     62,773      $  1,951,393

The effects of the restatements for the quarterly periods in the years ended December 31, 2006 and 2007 are summarized below in Note 17 - Selected Quarterly Financial Data and Quarterly Restatement Adjustments--Unaudited.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The restated consolidated financial statements include the accounts of I/OMagic and its subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

Estimates
---------

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

Inventory
---------

The Company's inventories are stated at the lower-of-cost-or-market price. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company's lower-of-cost-or-market adjustments to its consigned inventories were approximately $1.4 million and $264,000 for the years ended December 31, 2007 and 2006, respectively, which is included in cost of sales. The December 31, 2007 adjustment is a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's restated consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the years ended December 31, 2007 and 2006, was $66,916 and $149,048, respectively, and is included in general and administrative expense. For the years ended December 31, 2007 and 2006, cash flows from operations and cash flows from financing activities were not affected by the adoption of SFAS No. 123(R).

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 4 - CONCENTRATION OF RISK

Cash and Cash Equivalents
-------------------------

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2007 and 2006, balances totaling $1,817,241 and $2,527,819, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


Related Parties
---------------

For the year ended December 31, 2007, the Company purchased inventory from two related parties, Lung Hwa Electronics Co. Ltd. ("Lung Hwa") and BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), both of whom are stockholders of the Company and deemed related parties, in amounts totaling $3.8 million and $8.4 million, respectively, which represented 15% and 34%, respectively, of total inventory purchases during the year. As of December 31, 2007 and 2006, there were $7.4 million and $7.9 million, respectively, in trade payables outstanding to these related parties.

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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 and 2006, consisted of the following:

                                                           DECEMBER 31,    DECEMBER 31,
                                                              2007            2006
                                                           -----------     -----------
                                                          (RESTATED)(1)    (RESTATED)(1)

Accounts receivable                                        $ 8,246,733     $14,363,142
Less: Allowance for doubtful accounts                         (146,128)        (35,000)
      Allowance for product returns                           (400,268)       (466,407)
      Reserve for sales incentives                             (40,988)       (295,981)
      Accrued point-of-sale rebates                           (260,529)     (1,381,087)
      Accrued market development funds, cooperative
        advertising costs and cross dock fees                 (456,964)       (649,980)
                                                           -----------     -----------
   TOTAL                                                   $ 6,941,856     $11,534,687
                                                           ===========     ===========
__________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVENTORY

Inventory as of December 31, 2007 and 2006, consisted of the following:

                                                           DECEMBER 31,      DECEMBER 31,
                                                              2007               2006
                                                           ------------      ------------
                                                           (RESTATED)(1)     (RESTATED)(1)

Component parts                                            $    270,083      $    870,484
Finished goods--warehouse                                     3,408,544         3,164,825
Finished goods--consigned                                     2,254,219         6,897,607
                                                           ------------      ------------
                                                              5,932,846        10,932,916
Less: Allowance for obsolete and slow-moving inventory         (440,000)         (526,000)
                                                           ------------      ------------
   TOTAL                                                   $  5,492,846      $ 10,406,916
                                                           ============      ============
_________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

Consigned inventory is located at the stores and distribution centers of certain retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

The Company realized lower-of-cost-or-market adjustments to its consigned inventories of approximately $1.4 million and $264,000 which are included in cost of sales for the years ended December 31, 2007 and 2006, respectively. The December 31, 2007 adjustment is a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

NOTE 7 - EQUIPMENT

Equipment as of December 31, 2007 and 2006, consisted of the following:

                                                DECEMBER 31,       DECEMBER 31,
                                                   2007                2006
                                                -----------         -----------
                                               (RESTATED)(1)       (RESTATED)(1)

Computer equipment and software                 $   975,523         $   966,170
Warehouse equipment                                 138,065              69,012
Office furniture and equipment                      281,155             236,007
Vehicles                                             74,742              74,742
Leasehold improvements                              106,633             106,633
                                                -----------         -----------
                                                  1,576,118           1,452,564
Less: Accumulated depreciation                   (1,328,567)         (1,258,447)
                                                -----------         -----------
    TOTAL                                       $   247,551         $   194,117
                                                ===========         ===========
____________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

For the years ended December 31, 2007 and 2006, depreciation and amortization expense (including capital leases) was $70,120 and $96,855, respectively. Included in equipment are the following capitalized leases:

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                               DECEMBER 31,        DECEMBER 31,
                                                   2007                2006
                                                -----------         -----------
                                               (RESTATED)(1)       (RESTATED)(1)

Computer equipment and software                 $    38,281         $        --
Warehouse equipment                                  69,052                  --
Office furniture and equipment                       40,148                  --
                                                    147,481                  --
Less: Accumulated depreciation                      (20,443)                 --
                                                -----------         -----------
     TOTAL                                      $   127,037         $        --
                                                ===========         ===========
____________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

NOTE 8 - TRADEMARKS

Trademarks as of December 31, 2007 and 2006, consisted of the following:

                                                DECEMBER 31,        DECEMBER 31,
                                                   2007                2006
                                                -----------         -----------
                                               (RESTATED)(1)       (RESTATED)(1)

Trademarks                                      $   499,800         $   499,800
Less: Amortization                                 (206,784)           (137,856)
                                                -----------         -----------
     TOTAL                                      $   293,016         $   361,944
                                                ===========         ===========
___________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

Amortization expense on these intangible assets was $68,928 for each of the years ended December 31, 2007 and 2006. Amortization expense related to these intangible assets at December 31, 2007 in each of the next five fiscal years is as follows:

                          2008                        $   68,928
                          2009                            68,928
                          2010                            68,928
                          2011                            68,928
                          2012                            17,304
                                                      ----------
                              TOTAL                   $  293,016
                                                      ==========

NOTE 9 - LINES OF CREDIT

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

On March 7, 2008, the Company received notice from Silicon Valley Bank under a Loan and Security Agreement dated February 2, 2007 between the Company, IOM Holdings, Inc. and Silicon Valley Bank that the Company was in default of its tangible net worth financial covenant. As of that date, the Company owed Silicon Valley Bank $1,598,461, all of which was due and payable upon demand by Silicon Valley Bank. The Company was also unable to obtain advances under its line of credit. The Company sought a waiver of the default of its tangible net worth financial covenant and received a Forbearance Agreement from Silicon Valley Bank in that regard.

On April 18, 2008, the Company entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on the Company's accounts receivable. The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed the Company to finance its accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that the Company was only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established. The line of credit was to expire on January 29, 2009. Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%. The credit facility required that the Company pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, the Company paid off its obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility. The credit facility allows the Company to sell accounts receivable to Rexford Funding subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Sale of Accounts and Security Agreement upon 30 days prior notice.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 and 2006, consisted of the following:

                                                       2007            2006
                                                    -----------     -----------
                                                   (RESTATED)(1)   (RESTATED)(1)

Trade accounts payable                              $   885,867     $ 4,357,535
Accrued compensation and related benefits               116,764          99,580
Other                                                   150,557         693,628
                                                    -----------     -----------
   TOTAL                                            $ 1,153,188     $ 5,150,743
                                                    ===========     ===========
___________
(1) See Note 2 - Restatement of 2006 and 2007 Financial Statements.

NOTE 11 - ACCOUNTS PAYABLE--RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with a related party, whereby the related party, Lung Hwa, on of the Company's significant stockholders, agreed to purchase and manufacture inventory on behalf of the Company. The Company can purchase up to $15.0 million of inventory either (i) through the related party as an international purchasing office, or (ii) manufactured by the related party. For inventory purchased through the related party, the terms are 120 days following the date of invoice by the related party and the related party charges the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee is applied if the Company reaches an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by this supplier, result in a credit to the Company for the handling charge. For inventory manufactured by the related party, the payment terms are 90 days following the date of the invoice by the related party. The Company is to pay the related party 10% of the purchase price on any purchase orders issued to the related party, as a down-payment for the order, within one week of the purchase order. The Agreement has an initial term of one year after which the Agreement will continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party has the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. For the years ended December 31, 2007 and 2006, the Company purchased $3.8 million and $22.2 million, respectively, of inventory under this arrangement. As of December 31, 2007 and 2006, there were $665,000 and $7.6 million, respectively, in trade payables outstanding under this arrangement. As of December 31, 2007, the Company was out of compliance with the payment terms of the agreement and proposed a repayment schedule to Lung Hwa to retire the balance due at December 31, 2007 by January 31, 2008. The Company met the repayment schedule. As of March 26, 2009 no amounts were outstanding under this agreement.

In February 2003, the Company entered into an agreement with a related party, whereby the related party, BTC, one of the Company's significant stockholders, and its affiliated companies, agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. Mr. Steel Su, a director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. Under the agreement, the Company is to insure the consignment inventory, store the consignment inventory for no charge, and furnish the related party with weekly statements indicating all products received and sold and the current consignment inventory level. The agreement may be terminated by either party with 60 days written notice. In addition, this agreement provides for a trade line of credit of up to $10.0 million with payment terms of net 60 days, non-interest bearing. During the years ended December 31, 2007 and 2006, the Company purchased $8.4 million and $7.4 million of inventory, respectively, under this arrangement. As of December 31, 2007 and 2006, there were $6.7 million and $7.6 million, respectively, in trade payables outstanding under this arrangement. As of March 26, 2009, there were a total of $6.4 million in trade payables outstanding under this agreement and the Company was in violation of the payment terms under the agreement but is in negotiation with BTC to satisfy the obligations on a basis that is acceptable to both parties.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under this non-cancelable operating lease obligations at December 31, 2007, were as follows:

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
                       2008             $ 417,633
                       2009               305,492
                       2010                11,993
                                        ---------
                         TOTAL          $ 735,118
                                        =========

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

Capital Lease Obligations
-------------------------

The Company entered into various lease agreements during 2007 to acquire certain equipment. Future payments under these capital lease obligations at December 31, 2007 were as follows:

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
                       2008             $ 417,633
                       2009               305,492
                       2010                11,993
                                        ---------
                         TOTAL          $ 735,118
                                        =========

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
                       2008             $  47,593
                       2009                53,892
                       2010                11,993
                                        ---------
                         TOTAL          $ 113,478
                                        =========

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


Litigation
----------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company is to pay defendants' costs on appeal. The Company did not further appeal the decision.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 14 - COMMON STOCK, WARRANTS AND STOCK OPTIONS

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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
                                                     ===========    ===========

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company made purchases from related parties totaling $12,200,833 and $23,362,905. See Note 11, Accounts Payable Related Parties.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA AND QUARTERLY RESTATEMENT ADJUSTMENTS--UNAUDITED

Quarterly Financial Data--As Restated
-------------------------------------

The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2006 and 2007 (restated).

                                                       FIRST           SECOND            THIRD           FOURTH           TOTAL
YEAR ENDED DECEMBER 31, 2006                          QUARTER          QUARTER          QUARTER          QUARTER           YEAR
----------------------------                        -----------      -----------      -----------      -----------      -----------
                                                     (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)

                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                           $     8,994      $     9,882      $    11,459      $    15,554      $    45,889
Cost of sales                                             8,212            8,548            9,474           13,493           39,727
                                                    -----------      -----------      -----------      -----------      -----------
Gross profit                                                782            1,334            1,985            2,061            6,162
Operating expenses                                        1,860            2,934            1,764            1,855            8,413
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) from operations                            (1,078)          (1,600)             221              206           (2,251)
Total other income (expense)                                (81)           2,287              (54)            (102)           2,050
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) before provision for income taxes          (1,159)             687              167              104             (201)
Provision for income taxes                                   --                1               --               --                1
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss)                                   $    (1,159)     $       686      $       167      $       104      $      (202)
                                                    ===========      ===========      ===========      ===========      ===========

Net income (loss) per share, basic and diluted      $     (0.26)     $      0.16      $      0.04      $      0.02      $     (0.04)
                                                    ===========      ===========      ===========      ===========      ===========
Weighted average shares outstanding,
  basic and diluted                                   4,540,292        4,540,292        4,540,292        4,540,292        4,540,292
                                                    ===========      ===========      ===========      ===========      ===========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                           $     2,829      $     1,363      $     1,245      $     1,833      $     1,833
Working capital                                     $     4,935      $     5,691      $     5,913      $     5,993      $     5,993
Total assets                                        $    20,011      $    18,707      $    18,769      $    25,338      $    25,338
Stockholders' equity                                $     5,518      $     6,257      $     6,458      $     6,591      $     6,591


                                                      FIRST            SECOND            THIRD           FOURTH            TOTAL
YEAR ENDED DECEMBER 31, 2007                         QUARTER           QUARTER          QUARTER          QUARTER           YEAR
----------------------------                        -----------      -----------      -----------      -----------      -----------
                                                     (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)

                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                           $     7,691      $     6,488      $     5,772      $    12,170     $     32,121
Cost of sales                                             6,697            5,926            5,345           12,763           30,731
                                                    -----------      -----------      -----------      -----------      -----------
Gross profit (loss)                                         994              562              427             (593)           1,390
Operating expenses                                        1,294            1,551            1,146            1,847            5,838
                                                    -----------      -----------      -----------      -----------      -----------
Loss from operations                                       (300)            (989)            (719)          (2,440)          (4,448)
Total other expense                                        (116)            (111)              (7)             (70)            (304)
                                                    -----------      -----------      -----------      -----------      -----------
Loss before provision for income taxes                     (416)          (1,100)            (726)          (2,510)          (4,752)
Provision for income taxes                                    1               --               --               --                1
                                                    -----------      -----------      -----------      -----------      -----------
Net loss                                            $      (417)     $    (1,100)     $      (726)     $    (2,510)     $    (4,753)
                                                    ===========      ===========      ===========      ===========      ===========
Net loss per share, basic and diluted               $    (0.09)      $    (0.24)      $     (0.16)     $     (0.56)     $     (1.05)
                                                    ===========      ===========      ===========      ===========      ===========
Weighted average shares outstanding,
   basic and diluted                                  4,540,292        4,540,292        4,540,292        4,540,292        4,540,292
                                                    ===========      ===========      ===========      ===========      ===========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                           $        80      $      816       $      433       $    1,463       $    1,463
Working capital                                     $     5,556      $    4,457       $    3,755       $    1,435       $    1,435
Total assets                                        $    20,262      $   15,985       $   14,887       $   14,929       $   14,929
Stockholders' equity                                $     6,193      $    5,109       $    4,402       $    1,951       $    1,951


                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA AND QUARTERLY RESTATEMENT ADJUSTMENTS--UNAUDITED (CONTINUED)

Quarterly Financial Data--Restatement Adjustments
-------------------------------------------------

The Company previously accrued audit fees in the period to which the corresponding audit applied. Upon further examination of its accounting methodology, the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have accrued audit fees in the period in which they were incurred.

The Company accrued sales incentives but had not established any lower-of-cost-or-market reserve to account for reduced sales prices of certain inventory consigned to retailers. Upon further examination, the Company determined that it should establish a lower-of-cost-or-market reserve in the amount of $264,000 at December 31, 2006 for certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value.

Based on the foregoing, the Company has determined the effect of these corrections on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatement adjustments on a quarterly basis, for each of the quarterly periods in the years ended December 31, 2006 and 2007.

                                        AS ORIGINALLY       RESTATEMENT
FIRST QUARTER ENDED MARCH 31, 2006         REPORTED         ADJUSTMENTS        AS RESTATED
----------------------------------      -------------      -------------      -------------

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                               $       8,994      $          --      $       8,994
Cost of sales                           $       8,212      $          --      $       8,212
Gross profit                            $         782      $          --      $         782
General and administrative expenses     $       1,799      $          61      $       1,860
Net loss                                $      (1,098)     $         (61)     $      (1,159)

LOSS PER COMMON SHARE
  Basic                                 $       (0.25)     $       (0.01)     $       (0.26)
  Diluted                               $       (0.25)     $       (0.01)     $       (0.26)
Inventory, net                          $       6,831      $          --      $       6,831
Stockholders' equity                    $       5,579      $         (61)     $       5,518


                                                           AS ORIGINALLY       RESTATEMENT
SECOND QUARTER ENDED JUNE 30, 2006        REPORTED          ADJUSTMENTS        AS RESTATED
----------------------------------      -------------      -------------      -------------

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                               $       9,882      $          --      $       9,882
Cost of sales                           $       8,548      $          --      $       8,548
Gross profit                            $       1,334      $          --      $       1,334
General and administrative expenses     $       2,910      $          24      $       2,934
Net income                              $         710      $         (24)     $         686

INCOME PER COMMON SHARE
  Basic                                 $        0.17      $       (0.01)     $        0.16
  Diluted                               $        0.17      $       (0.01)     $        0.16
Inventory, net                          $       9,415      $          --      $       9,415
Stockholders' equity                    $       6,342      $         (85)     $       6,257

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA AND QUARTERLY RESTATEMENT ADJUSTMENTS--UNAUDITED (CONTINUED)

                                            AS ORIGINALLY       RESTATEMENT
THIRD QUARTER ENDED SEPTEMBER 30, 2006        REPORTED          ADJUSTMENTS        AS RESTATED
--------------------------------------      -------------      -------------      -------------

                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $      11,459      $          --      $      11,459
Cost of sales                               $       9,474      $          --      $       9,474
Gross profit                                $       1,985      $          --      $       1,985
General and administrative expenses         $       1,848      $         (85)     $       1,763
Net income                                  $          83      $          85      $         168

INCOME PER COMMON SHARE
  Basic                                     $        0.02      $        0.02      $        0.04
  Diluted                                   $        0.02      $        0.02      $        0.04
Inventory, net                              $       8,544      $          --      $       8,544
Stockholders' equity                        $       6,459      $          (1)     $       6,458


                                            AS ORIGINALLY      RESTATEMENT
FOURTH QUARTER ENDED DECEMBER 31, 2006        REPORTED          ADJUSTMENTS        AS RESTATED
--------------------------------------      -------------      -------------      -------------

                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $      15,554      $          --      $      15,554
Cost of sales                               $      13,229      $         264      $      13,493
Gross profit                                $       2,325      $        (264)     $       2,061
General and administrative expenses         $       2,228      $        (373)     $       1,855
Net income (loss)                           $          (5)     $         109      $         104

INCOME (LOSS) PER COMMON SHARE
  Basic                                     $       (0.01)     $        0.03      $        0.02
  Diluted                                   $       (0.01)     $        0.03      $        0.02
Inventory, net                              $      10,671      $        (264)     $      10,407
Stockholders' equity                        $      6,484       $         107      $       6,591


                                            AS ORIGINALLY      RESTATEMENT
FIRST QUARTER ENDED MARCH 31, 2007            REPORTED          ADJUSTMENTS        AS RESTATED
----------------------------------          -------------      -------------      -------------

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $       7,691      $          --      $       7,691
Cost of sales                               $       6,795      $         (98)     $       6,697
Gross profit                                $         896      $          98      $         994
General and administrative expenses         $       1,285      $           9      $       1,294
Net loss                                    $        (506)     $          89      $        (417)

LOSS PER COMMON SHARE
  Basic                                     $       (0.11)     $        0.02      $       (0.09)
  Diluted                                   $       (0.11)     $        0.02      $       (0.09)
Stockholders' equity                        $       5,997      $         196      $       6,193

                       I/OMAGIC CORPORATION AND SUBSIDIARY
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA AND QUARTERLY RESTATEMENT ADJUSTMENTS--UNAUDITED (CONTINUED)


                                            AS ORIGINALLY      RESTATEMENT
SECOND QUARTER ENDED JUNE 30, 2007            REPORTED          ADJUSTMENTS        AS RESTATED
----------------------------------          -------------      -------------      -------------

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $       6,488      $          --      $       6,488
Cost of sales                               $       5,985      $         (59)     $       5,926
Gross profit                                $         503      $          59      $         562
General and administrative expenses         $       1,232      $         319      $       1,551
Net loss                                    $        (840)     $        (260)     $      (1,100)

LOSS PER COMMON SHARE
  Basic                                     $       (0.18)     $       (0.06)     $       (0.24)
  Diluted                                   $       (0.18)     $       (0.06)     $       (0.24)
Stockholders' equity                        $       5,173      $         (64)     $       5,109


                                            AS ORIGINALLY      RESTATEMENT
THIRD QUARTER ENDED SEPTEMBER 30, 2007        REPORTED          ADJUSTMENTS        AS RESTATED
--------------------------------------      -------------      -------------      -------------

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $       5,772      $          --      $       5,772
Cost of sales                               $       5,374      $         (29)     $       5,345
Gross profit                                $         398      $          29      $         427
General and administrative expenses         $       1,095      $          51      $       1,146
Net loss                                    $        (703)     $         (22)     $        (725)

LOSS PER COMMON SHARE
  Basic                                     $       (0.15)     $       (0.01)     $       (0.16)
  Diluted                                   $       (0.15)     $       (0.01)     $       (0.16)
Stockholders' equity                        $       4,489      $         (87)     $       4,402


                                            AS ORIGINALLY      RESTATEMENT
FOURTH QUARTER ENDED DECEMBER 31, 2007        REPORTED          ADJUSTMENTS        AS RESTATED
--------------------------------------      -------------      -------------      -------------

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $      12,170      $          --      $      12,170
Cost of sales                               $      12,842      $         (79)     $      12,763
Gross profit                                $        (672)     $          79      $        (593)
General and administrative expenses         $       1,917      $         (70)     $       1,847
Net loss                                    $      (2,659)     $         149      $      (2,510)

LOSS PER COMMON SHARE
  Basic                                     $       (0.59)     $        0.03      $       (0.56)
  Diluted                                   $       (0.59)     $        0.03      $       (0.56)
Stockholders' equity                        $       1,888      $          63      $       1,951



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Balance,      Additions                         Balance,
                                    Beginning of    Charged to       Deductions        End of
                                        Year        Operations      from Reserve        Year
                                    -----------     -----------     -----------      -----------
Allowance for doubtful accounts
              December 31, 2007     $    35,000     $   576,881     $  (465,753)     $   146,128
              December 31, 2006     $     3,145     $   293,088     $  (261,233)     $    35,000

Allowance for product returns
              December 31, 2007     $   466,407     $   520,773     $  (568,912)     $   400,268
              December 31, 2006     $   178,055     $ 1,085,458     $  (797,106)     $   466,407

Reserves for sales incentives
              December 31, 2007     $ 2,327,048     $ 4,085,806     $(5,654,373)     $   758,481
              December 31, 2006     $ 3,526,639     $ 6,799,640     $(7,999,231)     $ 2,327,048

Reserves for obsolete inventory
              December 31, 2007     $   526,000     $   417,000     $  (503,000)     $   440,000
              December 31, 2006     $    29,690     $   705,023     $  (208,713)     $   526,000


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

3.1 Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)
3.2         Amended and Restated Bylaws of I/OMagic Corporation dated July 25,
            2002 (1)
10.1 Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
10.2        I/OMagic Corporation 2002 Stock Option Plan (#) (3)
10.3 Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp.
            (4)
10.4        I/OMagic Corporation 2003 Stock Option Plan (#) (6)
10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)
10.6        Form of Indemnification Agreement (8)
10.7 Trademark License Agreement dated July 24, 2004 by and between IOM Holdings, Inc. and I/OMagic Corporation (8)
10.8        Amended and Restated Agreement between Lung Hwa Electronics Co.
            Ltd., and I/OMagic Corporation, dated July 21, 2005 (9)
10.9 Loan and Security Agreement dated January 29, 2007 between Silicon Valley Bank and I/OMagic Corporation (10)
10.10 Amendment to Loan and Security Agreement dated December 12, 2007 between Silicon Valley Bank and I/OMagic Corporation (11)
14.1 I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)
14.2 I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)
14.3 Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)
21.1        Subsidiaries of the Registrant (8)
23.1        Consent of Independent Registered Public Accounting Firm (*)
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
---------------

(*)   Filed herewith.
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3) Incorporated by reference to Registrant's definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of April, 2009.

                                             I/OMAGIC CORPORATION

                                             By: /s/ TONY SHAHBAZ
                                                 -------------------------------
                                                 Tony Shahbaz
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                    TITLE                               DATE
      -------------------------------------------------------------------------------------


/s/ TONY SHAHBAZ                     Chief Executive Officer and President           April 3, 2009
-------------------------            (Principal Executive Officer), Acting Chief
Tony Shahbaz                         Financial Officer (Principal Financial and
                                     Accounting Officer), Secretary and Sole
                                     Director

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