Form 10-Q
period 2008-09-30
I/OMAGIC CORP
filed 2009-04-13
CIK 1083663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2008

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

Large accelerated filer  |_|                      Accelerated filer          |_|
Non-accelerated filer    |_| (Do not check if     Smaller reporting company  |X|
a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of April 9, 2009 there were 4,540,292 shares of the issuer's common stock issued and outstanding.

                              CAUTIONARY STATEMENT

         All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of this report or in the "Risk Factors" section of our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.


                                               TABLE OF CONTENTS

                                                    PART I
                                             FINANCIAL INFORMATION

                                                                                                     PAGE
                                                                                                     ----

Item 1.    Financial Statements.........................................................................1

           Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and
              December 31, 2007.........................................................................1

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2008 (unaudited) and 2007 (unaudited, restated).............................2

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2008 (unaudited) and 2007 (unaudited, restated).............................3

           Notes to Condensed Consolidated Financial Statements.........................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .................................26

Item 4.    Controls and Procedures ....................................................................26

Item 4T.   Controls and Procedures ....................................................................26

                                                    PART II
                                               OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................................................27

Item 1A.   Risk Factors ...............................................................................27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ................................28

Item 3.    Defaults Upon Senior Securities ............................................................28

Item 4.    Submission of Matters to a Vote of Security Holders ........................................28

Item 5.    Other Information ..........................................................................28

Item 6.    Exhibits ...................................................................................28

Signatures ............................................................................................29

Exhibits Filed with this Report


                                             PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                          2008               2007
                                                                                      ------------       ------------
                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $    278,737       $  1,463,122
    Restricted cash                                                                             --            341,899
    Accounts receivable, net                                                               670,076          6,941,856
    Inventory, net                                                                       2,231,036          5,492,846
    Prepaid expenses and other current assets                                               66,479            107,041
                                                                                      ------------       ------------
       Total current assets                                                              3,246,328         14,346,764
EQUIPMENT, net                                                                             201,652            247,551
TRADEMARKS, net                                                                            241,320            293,016
OTHER ASSETS                                                                                41,928             41,928
                                                                                      ------------       ------------
       TOTAL ASSETS                                                                   $  3,731,228       $ 14,929,259
                                                                                      ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Line of credit                                                                    $         --       $  3,864,942
    Accounts payable, accrued expenses and other                                           812,735          1,153,188
    Accounts payable - related parties                                                   4,604,138          7,414,212
    Capital lease obligations - current portion                                             51,203             47,593
    Accrued mail-in rebates                                                                238,141            432,046
                                                                                      ------------       ------------
       Total current liabilities                                                         5,706,217         12,911,981
                                                                                      ------------       ------------
LONG-TERM LIABILITIES
    Capital lease obligations                                                               28,498             65,885
                                                                                      ------------       ------------
    Total long-term liabilities                                                             28,498             65,885
                                                                                      ------------       ------------
    Total liabilities                                                                    5,734,715         12,977,866
                                                                                      ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                                 4,541              4,541
    Additional paid-in capital                                                          31,832,971         31,794,655
    Accumulated deficit                                                                (33,840,999)       (29,847,803)
                                                                                      ------------       ------------
    Total stockholders' equity (deficit)                                                (2,003,487)         1,951,393
                                                                                      ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  3,731,228       $ 14,929,259
                                                                                      ============       ============


                           See accompanying notes to these consolidated financial statements



                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                   2008               2007              2008                2007
                                               ------------       ------------       ------------       ------------
                                                                   (RESTATED)                            (RESTATED)

NET SALES                                      $  1,528,404       $  5,772,340       $  9,265,370       $ 19,951,373
COST OF SALES                                     1,661,992          5,345,129         10,038,337         17,967,986
                                               ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                (133,588)           427,211           (772,967)         1,983,387
                                               ------------       ------------       ------------       ------------
OPERATING EXPENSES
     Selling, marketing and advertising             179,250            276,467            876,948            884,251
     General and administrative                     624,260            834,630          2,152,944          3,001,989
     Depreciation and amortization                   31,186             34,991             97,595            104,590
                                               ------------       ------------       ------------       ------------
         Total operating expenses                   834,696          1,146,088          3,127,487          3,990,830
                                               ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                               (968,284)          (718,877)        (3,900,454)        (2,007,443)
                                               ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
     Interest income                                     --                 --                 --                  6
     Interest expense                                (4,798)           (83,561)           (95,546)          (316,756)
     Currency transaction gain (loss)                    --                 66               (446)                55
     Other income                                     1,059             76,089              4,050             81,741
                                               ------------       ------------       ------------       ------------
         Total other income (expense)                (3,739)            (7,406)           (91,942)          (234,954)
                                               ------------       ------------       ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES             (972,023)          (726,283)        (3,992,396)        (2,242,397)
PROVISION FOR INCOME TAXES                               --                 --                800                800
                                               ------------       ------------       ------------       ------------
NET LOSS                                       $   (972,023)      $   (726,283)      $ (3,993,196)      $ (2,243,197)
                                               ============       ============       ============       ============
BASIC AND DILUTED LOSS PER SHARE               $      (0.21)      $      (0.16)      $      (0.88)      $      (0.49)
                                               ============       ============       ============       ============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                    4,540,292          4,540,292          4,540,292          4,540,292
                                               ============       ============       ============       ============

                           See accompanying notes to these consolidated financial statements



                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     2008              2007
                                                                                  -----------       -----------
                                                                                                     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(3,993,196)      $(2,243,197)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                   45,899            52,894
       Amortization of trademarks                                                      51,696            51,696
       Allowance for doubtful accounts                                               (145,076)           15,128
       Allowance for product returns                                                 (167,069)         (146,725)
       Reserves for sales incentives                                                   24,224          (255,307)
       Accrued point-of-sale rebates                                                  (92,490)         (958,955)
       Accrued market development funds, cooperative advertising costs and
         cross dock fees                                                             (331,995)         (534,304)
       Allowance for obsolete inventory                                               (78,333)         (226,000)
       Share-based compensation expense                                                38,316            54,188
    Changes in assets and liabilities (net of dispositions and acquisitions)
       Accounts receivable                                                          6,984,186         9,529,212
       Inventory                                                                    3,340,143           807,309
       Prepaid expenses and other current assets                                       40,562           (23,307)
       Other assets                                                                        --           (30,342)
       Accounts payable, accrued expenses and other                                  (340,453)       (2,402,586)
       Accounts payable - related parties                                          (2,810,074)       (3,833,201)
       Capital leases                                                                 (33,777)               --
       Accrued mail-in rebates                                                       (193,905)         (769,809)
                                                                                  -----------       -----------
Net cash provided by (used in) operating activities                                 2,338,658          (913,306)
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Restricted cash                                                                   341,899           893,167
    Equipment additions                                                                    --          (123,553)
                                                                                  -----------       -----------
Net cash provided by investing activities                                             341,899           769,614
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                                                 (3,864,942)       (1,256,667)
                                                                                  -----------       -----------
Net cash used in financing activities                                              (3,864,942)       (1,256,667)
                                                                                  -----------       -----------
Net decrease in cash and cash equivalents                                          (1,184,385)       (1,400,359)
Cash and cash equivalents at beginning of period                                    1,463,122         1,833,481
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   278,737       $   433,122
                                                                                  ===========       ===========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       INTEREST PAID                                                              $    95,546       $   316,756
                                                                                  ===========       ===========
       INCOME TAXES PAID                                                          $       800       $       800
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

Liquidity and Going Concern
---------------------------

The Company experienced a net loss for the three and nine month periods ended September 30, 2008 of $972,023 and $3,993,196, respectively, and has experienced losses for the years ended December 31, 2007, 2006, 2005 and 2004 of $4,752,974, $202,042, $1,818,250 and $8,056,864, respectively. At September 30, 2008, the
Company had cash and cash equivalents of $278,737 and as of April 9, 2009 the Company had only $336,644 of cash on hand. Also, at September 30, 2008, the Company had a stockholders' deficit of $2,003,487. Accordingly, the Company is presently experiencing a lack of liquidity and may have insufficient liquidity to fund its operations for the next twelve months or less. The Company's restated consolidated financial statements as of and for the year ended December 31, 2007 and the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has working capital and stockholders' deficits, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - RESTATEMENT OF SEPTEMBER 30, 2007 FINANCIAL STATEMENTS

The Company previously accrued audit fees in the period to which the corresponding audit applied. Upon further examination of its accounting methodology, the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have accrued audit fees in the period in which they were incurred. In addition, the Company accrued sales incentives but had not established any lower-of-cost-or-market reserve to account for reduced sales prices of certain inventory consigned to retailers. Upon further examination, the Company determined that it should establish a lower-of-cost-or-market reserve in the amount of $264,000 at December 31, 2006 for certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value.

The Company has determined the effect of the correction on its previously-issued financial statements and has restated its financial statements and the financial information below for the three and nine months ended December 31, 2007.

The effects of the restatement on cost of sales, gross profit, general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' equity as of and for the three months ended September 30, 2007 are as follows:

                                                        AS ORIGINALLY          RESTATEMENT
                                                           REPORTED            ADJUSTMENTS         AS RESTATED
                                                           --------            -----------         -----------

     Net sales.......................................  $    5,772,340      $            -        $   5,772,340
     Cost of sales...................................  $    5,373,492      $      (28,363)       $   5,345,129
     Gross profit....................................  $      398,848      $       28,363        $     427,211
     General and administrative expenses.............  $      783,392      $       51,238        $     834,630
     Net loss........................................  $     (703,408)     $      (22,875)       $    (726,283)

     LOSS PER COMMON SHARE:
        Basic........................................  $        (0.15)     $        (0.01)       $       (0.16)
        Diluted......................................  $        (0.15)     $        (0.01)       $       (0.16)
     Stockholders' equity...........................   $    4,488,643      $      (86,530)       $   4,402,113

The effects of the restatement on cost of sales, gross profit, general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' equity as of and for the nine months ended September 30, 2007 are as follows:

                                                        AS ORIGINALLY          RESTATEMENT
                                                           REPORTED            ADJUSTMENTS         AS RESTATED
                                                           --------            -----------         -----------

     Net sales.......................................  $   19,951,373      $            -        $  19,951,373
     Cost of sales...................................  $   18,152,898      $     (184,912)       $  17,967,986
     Gross profit....................................  $    1,798,475      $      184,912        $   1,983,387
     General and administrative expenses.............  $    2,623,417      $      378,572        $   3,001,989
     Net loss........................................  $   (2,049,537)     $     (193,660)       $  (2,243,197)

     LOSS PER COMMON SHARE:
        Basic........................................  $        (0.45)     $        (0.04)       $       (0.49)
        Diluted......................................  $        (0.45)     $        (0.04)       $       (0.49)
     Stockholders' equity............................  $    4,488,643      $      (86,530)       $   4,402,113

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company's Amendment No. 1 to Annual Report on Form 10-K, filed with the Securities and

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Exchange Commission on April 6, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2008, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The report of the Company's independent registered public accounting firm dated April 3, 2009 contained in the Company's financial statements as of and for the year ended December 31, 2007 includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

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

NOTE 4 - CONCENTRATION OF RISK

Retailers
---------

During the nine months ended September 30, 2008, the Company's most significant retailers were Staples, Target, Tech Data and MicroCenter. Collectively, these four retailers accounted for 77.4% of the Company's net sales in the first nine months of 2008. During the nine months ended September 30, 2007, the Company's most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 77.5% of the Company's net sales in the first nine months of 2007.

As of September 30, 2008, three of the Company's retailers represented 86.1% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which could adversely affect the Company's ability to pay its liabilities and to purchase inventory to sustain its operations.

Related Parties
---------------

During the nine months ended September 30, 2008, the Company purchased inventory from a related-party, BTC USA, an affiliate of Behavior Tech Computer Corp. ("BTC"), in amounts totaling $723,600, which represented 14.0% of total inventory purchases during the period. As of September 30, 2008, there were $4,604,138 in trade payables outstanding to the related party.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2008 and December 31, 2007 consisted of the following:


                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           2008                2007
                                                                    ----------------    ----------------

        Accounts receivable                                         $      1,262,547    $      8,246,733
        Less:    Allowance for doubtful accounts                              (1,052)           (146,128)
                 Allowance for product returns                              (233,199)           (400,268)
                 Reserve for sales incentives                                (65,212)            (40,988)
                 Accrued point-of-sale rebates                              (168,039)           (260,529)
                 Accrued market development funds, cooperative
                    advertising costs and cross-dock fees                   (124,969)           (456,964)
                                                                    ----------------    ----------------
           TOTAL                                                    $        670,076    $      6,941,856
                                                                    ================    ================

NOTE 6 - INVENTORY

Inventory as of September 30, 2008 and December 31, 2007 consisted of the following:

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                           2008                2007
                                                                    ----------------    ----------------

        Component parts                                             $         74,234    $        270,083
        Finished goods--warehouse                                          1,762,080           3,408,544
        Finished goods--consigned                                            756,389           2,254,219
                                                                    ----------------    ----------------
                                                                           2,592,703           5,932,846
        Less:    Allowance for obsolete and slow-moving inventory           (361,667)           (440,000)
                                                                    ----------------    ----------------
             TOTAL                                                  $      2,231,036    $      5,492,846
                                                                    ================    ================


Consigned inventory is located at the stores and distribution centers of certain retailers or distributors with which the Company has consignment agreements. The inventory is owned by the Company until sold by the retailers.

NOTE 7 - EQUIPMENT

Equipment as of September 30, 2008 and December 31, 2007 consisted of the following:

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          2008                 2007
                                                                    ----------------    ----------------

         Computer equipment and software                            $       975,523     $        975,523
         Warehouse equipment                                                138,065              138,065
         Office furniture and equipment                                     281,155              281,155
         Vehicles                                                            74,742               74,742
         Leasehold improvements                                             106,633              106,633
                                                                    ----------------    ----------------
                                                                          1,576,118            1,576,118
         Less:    Accumulated depreciation                               (1,374,466)          (1,328,567)
                                                                    ----------------    ----------------
             TOTAL                                                  $       201,652     $        247,551
                                                                    ================    ================

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


For the three and nine months ended September 30, 2008 and 2007, depreciation and amortization expense was $13,954 and $45,899 and $17,758 and $52,894, respectively.

NOTE 8 - TRADEMARKS

Trademarks as of September 30, 2008 and December 31, 2007 consisted of the following:

                                            SEPTEMBER 30,      DECEMBER 31,
                                               2008                2007
                                          ---------------     --------------
         Trademarks                       $       499,800     $      499,800
         Less:    Amortization                   (258,480)          (206,784)
                                          ---------------     --------------
             TOTAL                        $       241,320     $      293,016
                                          ===============     ==============

Amortization expense on these intangible assets for the three and nine months ended September 30, 2008 and 2007 was $17,232 and $51,696, respectively. Amortization expense related to these intangible assets at September 30, 2008 in each of the next five fiscal years and beyond is as follows:

                          Remainder of 2008                   $     17,232
                          2009                                      68,928
                          2010                                      68,928
                          2011                                      68,928
                          2012                                      17,304
                                                              ------------
                                                              $    241,320
                                                              ============

NOTE 9 - LINE OF CREDIT AND SUBSEQUENT EVENT

Silicon Valley Bank
-------------------

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Rexford Funding
---------------

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement (the "Agreement") dated as of October 24, 2008 with Rexford Funding, LLC ("Lender"), which provides for an accounts receivable-based credit facility.

The credit facility allows the Company to sell accounts receivable to Lender subject to a maximum amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Lender's commission. Lender is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

Lender, in its sole and absolute discretion, may from time to time advance the Company funds against the purchase price of the accounts receivable in an amount of up to 75% (except as to accounts receivable of Staples which shall be up to 60%) of the aggregate purchase price of the purchased accounts receivable, subject to customary reductions, including those based on (i) disputed accounts receivable, (ii) any accounts receivable from a customer whom Lender deems not credit worthy, (iii) any accounts receivable unpaid in excess of 60 days, (iv) any accounts receivable from a past-due customer when 25% or more accounts receivable from that customer are unpaid in excess of 60 days, (v) any accounts receivable which Lender deems, in its sole and absolute discretion, are ineligible, and (vi) any fees, actual or estimated, that are chargeable to the Company's reserve account as to the credit facility. Lender is entitled to interest charges on all advances at a rate equal to the Prime Rate plus 1.00%, but in no case less than 5.50%.

The Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Lender has the right to terminate the Agreement upon 30 days prior notice.

If the Company terminates the Agreement prior to the end of the initial term or any renewal term, the Company will be subject to an early termination fee equal to Lender's average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the initial term or applicable renewal term.

The obligations of the Company under the Agreement are secured by the Company's accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations. The Agreement also contains other customary representations, warranties, covenants and terms and conditions.

NOTE 10 - TRADE CREDIT FACILITIES WITH RELATED PARTIES

On June 6, 2005, the Company entered into a new trade credit facility with Lung Hwa that replaced its previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on the Company's behalf. The Company was permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


third parties, in which case the Company used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, resulted in a credit to the Company for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. The Company was to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the nine months ended September 30, 2008, the Company made no purchases under this arrangement. As of September 30, 2008, there were no trade payables outstanding under this arrangement. The Company does not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company's significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the nine months ended September 30, 2008, the Company purchased $723,600 of inventory under this arrangement. As of September 30, 2008, there were $4,604,138 in trade payables outstanding under this arrangement. As of the filing of this report, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding, the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company is to pay defendants' costs on appeal. The Company paid the defendants' claim for costs.

In addition to the matter described above, the Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Other Contractual Obligations
-----------------------------

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See "Note 12--Commitments and Contingencies" in the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 12 - SHARE-BASED COMPENSATION

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

The Company has a 2002 Stock Option Plan (the "2002 Plan") and a 2003 Stock Option Plan (the "2003 Plan"). The 2002 Plan and 2003 Plan are collectively referred to as the "Plans." The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively. The Plans are more fully described in the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, there were options to acquire 353,775 shares of common stock issued to employees and directors that were outstanding under the Plans.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of September 30, 2008 were as follows:

                                                                 WEIGHTED-
                                           WEIGHTED-              AVERAGE
                                           AVERAGE               REMAINING
                            NUMBER OF      EXERCISE             CONTRACTUAL           INTRINSIC
     OPTIONS                 SHARES          PRICE              LIFE (YEARS)          VALUE(1)
     ------------------    ----------    ------------           ------------     ----------------
     Outstanding              353,775    $       3.15                1.61        $      1,114,391
     Expected to vest         348,508    $       3.15                1.61        $      1,097,800
     Exercisable              321,588    $       3.14                1.54        $      1,009,786

      ----------
      (1)   Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the nine months ended September 30, 2008 and 2007. No cash was received from the exercise of stock options for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, there was $52,007 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over the weighted-average period of 1.26 years.

Share-based compensation expense was $38,316 and $54,188 for the nine months ended September 30, 2008 and 2007, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or general and administrative expenses depending on the job function of the employee.

NOTE 13 - INCOME TAXES

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of September 30, 2008 and December 31, 2007 the valuation allowance for deferred tax assets totaled $16,443,970 and $14,851,966, respectively. For the nine month periods ended September 30, 2008 and 2007, the net change in the valuation allowance was $1,592,004 (increase) and $794,141 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37,702,000 and $26,886,000, respectively, that expire through 2028 and 2018, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had no accrual for the payment of interest and penalties.

NOTE 14 - LOSS PER SHARE

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

NOTE 15 - SEGMENT INFORMATION

The Company currently operates in one business segment. All fixed assets are located at the Company's headquarters in the United States. All sales for the nine months ended September 30, 2008 were in the United States.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the third quarter of 2008 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company's accounting or disclosure as to its assets and liabilities at September 30, 2008 and did not materially affect the Company's financial position, results of operations or cash flows for the nine months ended September 30, 2008. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION BELOW OR UNDER THE "RISK FACTORS" SECTION OF OUR AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         We sell data storage products and other consumer electronics products. We also sold televisions, most of which were high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. Our data storage products collectively accounted for approximately 85.2% of our net sales for the nine months of 2008, our HDTVs accounted for approximately 14.1% of our net sales for the first nine months of 2008 and our other consumer electronics products collectively accounted for approximately 0.7% of our net sales in the first nine months of 2008.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our television products consist of a range of LCD televisions of different sizes. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. During the first nine months of 2008, our most significant retailers were Staples, Target, Tech Data and MicroCenter. Collectively, these four retailers accounted for 77.4% of our net sales during that period. During the first nine months of 2007, our most significant retailers were Staples, Office Max, Office Depot and Circuit City. Collectively, these four retailers accounted for 77.5% of our net sales during that period.

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

         As of April 9, 2009, we had only $336,644 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

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

         Behavior Tech Computer Corp. and its affiliated companies, or BTC, and Lung Hwa Electronics Co., Ltd., or Lung Hwa, two of our significant stockholders, provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. In fact, we believe that our trade credit facility with Lung Hwa was likely unique and could not be replaced through a relationship with an unrelated third party. We do not currently utilize these trade credit facilities as BTC and Lung Hwa are either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. These trade credit facilities may not be available to us in the future in the event we endeavor to attempt to again utilize the facilities. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all. See "--Liquidity and Capital Resources."

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

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007.

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


THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007


                                        Three Months Ended                            Percentage         Results as a
                                           September 30,         Dollar Variance       Variance          Percentage of
                                    --------------------------      Favorable          Favorable           Net Sales
                                        2008          2007        (Unfavorable)      (Unfavorable)      2008       2007
                                    -----------   ------------  ----------------- ------------------ ---------   ---------
(DOLLARS IN THOUSANDS)                              (RESTATED)                                                  (RESTATED)

Net sales                           $    1,528    $     5,772    $      (4,244)         (73.4)%         100.0%     100.0%
Cost of sales                            1,662          5,345            3,683           68.9%          108.8%      92.6%
                                    -----------   ------------   ---------------- ------------------ ---------   ---------
Gross profit (loss)                       (134)           427             (561)        (131.4)%          (8.8)%      7.4%
Selling, marketing and
   advertising expenses                    179            277               98           35.4%           11.7%       4.8%
General and administrative
   expenses                                624            834              210          25.20%          40.8%      14.4%
Depreciation and amortization               31             35                4           11.4%            2.0%       0.6%
                                    -----------   ------------   ---------------- ------------------ ---------   ---------
Operating loss                            (968)          (719)            (249)         (34.6)%         (63.3)%    (12.4)%
Net interest expense                        --            (83)              83          100.0%            0.0%      (1.4)%
Other (expense) income                      (4)            76              (80)        (105.3)%           0.3%       1.3%
                                    -----------   ------------   ---------------- ------------------ ---------   ---------
Loss from operations before
   provision for income taxes             (972)          (726)            (246)         (33.9)%         (63.6)%    (12.5)%
Income tax provision                        --             --               --             --%             --%        --%
                                    -----------   ------------   ---------------- ------------------ ---------   ---------
Net loss                            $     (972)   $      (726)   $        (246)         (33.9)%         (63.6)%    (12.5)%
                                    ===========   ============   ================ ================== =========   =========

         NET SALES. Net sales decreased by $4,244,000, or 73%, to $1,528,000 in the third quarter of 2008 as compared to $5,772,000 in the third quarter of 2007. A combination of factors affected our net sales, including a $3.4 million, or 96%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $171,000, or 11% of net sales, for the third quarter of 2008, as compared to $3.5 million, or 61% of net sales, for the third quarter of 2007. Sales of our optical data storage products decreased 26% to $1.4 million, or 90% of net sales, for the third quarter of 2008, as compared to $1.9 million, or 33% of net sales, for the third quarter of 2007. Sales of our media and entertainment products decreased by 99% to $3,000, for the third quarter of 2008, as compared to $341,000, or 6% of net sales, for the third quarter of 2007. In addition, our overall product return rate was 16.5% in the third quarter of 2008 compared to 9.7% in the third quarter of 2007. The increase in our overall product return rate resulted from our magnetic data storage products which experienced a high rate of return. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 18.7%, all of which were offset against gross sales, in the third quarter of 2008, as compared to 13.9% in the third quarter of 2007. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from a increase in promotions of our magnetic data storage products in the third quarter of 2008 as compared to the third quarter of 2007, due to increased competitive pressures for these products in the third quarter of 2008 as compared to the third quarter of 2007.

         GROSS PROFIT. Gross profit declined by $561,000, or 131%, to a gross loss of $134,000 in the third quarter of 2008 as compared to gross profit of $427,000 in the third quarter of 2007. The decline in gross profit resulted primarily from a decrease in net sales and related competitive pricing pressures causing substantially lower unit sales prices for our data storage products and substantial increases in our inventory reserves for obsolescence and lower of cost or market adjustments. Our gross profit margin as a percentage of net sales decreased to a negative 9% in the third quarter of 2008 as compared to a positive gross margin of 7% in the third quarter of 2007. The decline in our gross profit margin predominantly resulted from substantially lower unit selling prices for both our magnet and optical data storage products caused by competitive pricing pressures and substantial increases in our inventory reserves for obsolescence and lower of cost or market adjustments.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $98,000, or 35%, to $179,000 in the third quarter of 2008 as compared to $277,000 in the third quarter of 2007. This decrease was primarily due to decreases of $54,000 in outside commissions, $41,000 in shipping and handling costs, $10,000 in temporary help, $3,000 in travel and entertainment expenses, and $2,000 in vendor training programs, all of which were partially offset by deceases of $7,000 in salaries and benefits, $5,000 in system support and $2,000 in sales expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $210,000, or 25%, to $624,000 in the third quarter of 2008 as compared to $834,000 in the third quarter of 2007. This decrease is due primarily to decreases of $104,000 in audit fees, $37,000 in bank charges, $34,000 in legal fees primarily related to prior-year litigation expenses, $26,000 in salaries and benefits, $19,000 in insurance expenses, $15,000 in bad debt expense, $13,000 in outside services, $8,000 in system support, $4,000 in equipment rentals, and $3,000 in office supplies, all of which were partially offset by increases of $11,000 in facilities costs, $21,000 in settlement costs for the Horwitz litigation, $8,000 in temporary help, $6,000 in directors fees, $5,000 in financial relations expenses, $4,000 in travel and entertainment expenses, and $3,000 in financing charges.

         We have restated our general and administrative expenses for the three months ended September 30, 2007 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for the three months ended September 30, 2007 were $783,392. Our restated general and administrative expenses for the three months ended September 30, 2007 are $834,630. Our restatement also resulted in a lower-of-cost-or-market reserve at December 31, 2006 that reduced by $264,000 the value of certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value. We previously accrued for sales incentives to account for the reduced sales prices but deemed it necessary to account for the lower-of-cost-or-market valuation at December 31, 2006. See "Note 2 - Restatement of September 30, 2007 Financial Statements" included elsewhere in this report.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the third quarter of 2008 as compared to the third quarter of 2007. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since September, 2007.

         NET INTEREST EXPENSE. Net interest expense decreased by $83,000, or 100%, to $0 in the third quarter of 2008 as compared to $83,000 in the third quarter of 2007. This decrease primarily resulted from lower borrowings on our line of credit in the third quarter of 2008 as compared to the third quarter of 2007.

         OTHER (EXPENSE) INCOME. Other income decreased by $79,000, or 104%, in the third quarter of 2008 as compared to the third quarter of 2007 primarily as a result of miscellaneous income related to an insurance settlement in 2007.


NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007


                                        Nine Months Ended                            Percentage         Results as a
                                           September 30,         Dollar Variance       Variance          Percentage of
                                    --------------------------      Favorable          Favorable           Net Sales
                                        2008          2007        (Unfavorable)      (Unfavorable)      2008      2007
                                    -----------   ------------  ----------------- ------------------ ---------  ---------
(DOLLARS IN THOUSANDS)                              (RESTATED)                                                  (RESTATED)

Net sales                           $    9,265   $    19,951   $   (10,606)           (53.2)%        100.0%      100.0%
Cost of sales                           10,038        17,968         7,930             44.1%         108.3%       90.1%
                                    -----------  ------------  ----------------- ------------------ ---------   ---------
Gross profit (loss)                       (773)        1,983        (2,756)          (139.0)%         (8.3)%       9.9%
Selling, marketing and
   advertising expenses                    877           884             7              0.8%           9.5%        4.4%
General and administrative
   expenses                              2,153         3,002           849             28.3%          23.3%       15.0%
Depreciation and amortization               97           104             7              6.7%           1.0%        0.5%
                                    -----------  ------------  ----------------- ------------------ ---------   ---------
Operating loss                          (3,900)       (2,007)       (1,893)           (94.3)%        (42.1)%     (10.0)%
Net interest expense                       (96)         (317)          221             69.7%           1.0%        1.6%
Other income                                 4            82           (78)           (95.1)%           --%        0.4%
                                    -----------  ------------  ----------------- ------------------ ---------   ---------
Loss from operations before
   provision for income taxes           (3,992)       (2,242)       (1,750)           (78.1%)        (43.1)%     (11.2)%
Income tax provision                         1             1            --               --%            --%         --%
                                    -----------  ------------  ----------------- ------------------ ---------   ---------
Net loss                            $   (3,993)  $    (2,243)  $    (1,750)           (78.1)%        (43.1)%     (11.2)%
                                    ===========  ============= ================== ================== =========   =========

         NET SALES. Net sales decreased by $10,606,000, or 53%, to $9,265,000 in the nine months ended September 30, 2008 as compared to $19,951,000 in the nine months ended September 30, 2007. A combination of factors affected our net sales, including a $938,000 decrease in sales of our optical data storage products. Sales of our optical data storage products decreased by 17% to $4.6 million, or 50% of our net sales, in the nine months ended September 30, 2008 as compared to $5.6 million, or 28% of our net sales, in the nine months ended September 30, 2007. Sales of our CD- and DVD-based products continued to decrease in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 because they are generally included as a standard component in most new computer systems. Also, sales of our magnetic data storage products decreased by $10.3 million, or 77%, to $3.1 million, or 34% of our net sales, in the nine months ended September 30, 2008 as compared to $13.4 million, or 67% of our net sales, in the nine months ended September 30, 2007. Net sales for our HDTV products totaled $1.4 million in the nine months ended September 30, 2008, or 15% of our net sales for the period. Our HDTV product line was introduced in the fourth quarter of 2007.

         In addition, our overall product return rate was 20.9% in the nine months ended September 30, 2008 compared to 10.2% in the nine months ended September 30, 2007. The increase in our overall product return rate resulted from increased returns for all of our products including our HDTVs which was introduced in the fourth quarter of 2007. Sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were 9.4%, all of which were offset against gross sales, in the nine months ended September 30, 2008 compared to 14.9% in the nine months ended September 30, 2007. The decrease in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted from a decrease in promotional support for our optical data storage products and mobile data storage products, partially offset by an increase in the rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees for our desktop data storage products which experienced substantial market pressure for these incentives.

         GROSS PROFIT. Gross profit decreased by $2.8 million, or 139%, to a gross loss of $773,000 in the nine months ended September 30, 2008 as compared to gross profit of $1,983,000 in the nine months ended September 30, 2007. The decrease in gross profit primarily resulted from a decrease in net sales, a substantial decrease in average unit sales prices for our data storage products and increases in our inventory reserves for obsolescence and lower of cost or market adjustments. Our gross profit margin as a percentage of net sales decreased to a negative 8% in the nine months ended September 30, 2008 as compared to a gross profit margin of 10% in the nine months ended September 30, 2007. The decline in our gross profit margin predominantly resulted from higher product costs and therefore higher cost of sales which increased to 108% in the nine months ended September 30, 2008 compared to 90% in the nine months ended September 30, 2007 and lower unit selling prices for both our optical and magnetic data storage products caused by competitive pricing pressures.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $7,000, or 1%, to $877,000 in the nine months ended September 30, 2008 as compared to $884,000 in the nine months ended September 30, 2007. This decrease was primarily due to decreases of $49,000 in shipping and handling costs, $ 40,000 in outside sales commissions, $17,000 in travel and entertainment expenses, $14,000 in temporary help, $10,000 in vendor training programs, and $3,000 in outside services, all of which were partially offset by increases of $46,000 in trade show expenses, $25,000 in system support, $22,000 in sales expenses, $18,000 in customer penalties and $17,000 in personnel costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $849,000, or 28%, to $2,153,000 in the nine months ended September 30, 2008 as compared to $3,002,000 in the nine months ended September 30, 2007. This decrease was primarily due to decreases of $402,000 in audit fees, $154,000 in legal expenses primarily related to litigation in the prior period, $134,000 in bank charges, $90,000 in outside services, $107,000 in personnel costs, $40,000 in travel and entertainment expenses, $29,000 in financial relations expenses, $19,000 in system support, $15,000 in equipment rentals, $15,000 in supplies and $10,000 in product design expenses all of which were partially offset by increases of $45,000 in bad debt expense, $32,000 in temporary help, $31,000 in miscellaneous expenses, $20,000 in insurance expense, $16,000 in facilities costs, $14,000 in finance charges and $9,000 in directors fees.

         We have restated our general and administrative expenses for the nine months ended September 30, 2007 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for the nine months ended September 30, 2007 were $2,623,417. Our restated general and administrative expenses for the nine months ended September 30, 2007 are $3,001,989. Our restatement also resulted in a lower-of-cost-or-market reserve at December 31, 2006 that reduced by $264,000 the value of certain inventory consigned to retailers that was sold subsequent to December 31, 2006 at prices below net realizable value. We previously accrued for sales incentives to account for the reduced sales prices but deemed it necessary to account for the lower-of-cost-or-market valuation at December 31, 2006. See "Note 2 - Restatement of September 30, 2007 Financial Statements" included elsewhere in this report.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $6,000, or 6%, to $98,000 in the nine months ended September 30, 2008 as compared to $104,000 in the nine months ended September 30, 2007. This decrease primarily resulted from certain of our fixed assets becoming fully depreciated since September 30, 2007.

         NET INTEREST EXPENSE. Net interest expense decreased by $221,000, or 70%, to $96,000 in the nine months ended September 30, 2008 as compared to $317,000 in the nine months ended September 30, 2007. This decrease primarily resulted from lower borrowings on our line of credit in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

         OTHER INCOME. Other income decreased by $78,000, or 95%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 and related primarily to an insurance settlement in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of September 30, 2008, we had a working capital deficit of $2.5 million, an accumulated deficit of $33.8 million, $278,737 in cash and cash equivalents and $670,076 in net accounts receivable. This compares with working capital of $1.4 million, an accumulated deficit of $29.9 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable as of December 31, 2007. For the nine months ended September 30, 2008, our cash decreased $1.2 million, or 81%, from $1.5 million to $278,737.

         As of April 9, 2009, we had only $336,644 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less.

         Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in
Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders' deficits, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

         Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and exploring other products with our suppliers and retailers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to our related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. We also need to restructure our operations to reduce our operating costs. If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to successfully restructure our operations and lower our operating costs, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing. In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations.

         If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

     CASH FLOWS

         Cash provided by our operating activities totaled $2.3 million during the nine months ended September 30, 2008, as compared to cash used in our operating activities of $913,000 during the nine months ended September 30, 2007, and resulted primarily from the following combination of factors:

         o a $7.0 million decrease in accounts receivable resulting from significantly lower sales and normal collections;
         o        a $3.3 million decrease in inventory;
         o        a $1.8 million increase in net loss;
         o a $40,000 decrease in prepaid expenses and other current assets; and
         o        a $24,000 decrease in our reserves for sales incentives.

         These increases in cash were partially offset by:

         o        a $2.8 million decrease in accounts payable - related parties, resulting from the payment of outstanding invoices;
         o        a $340,000 decrease in accounts payable, accrued expenses and other;
         o a $332,000 decrease in accruals for market development funds, cooperative advertising costs and cross-dock fees;
         o        a $194,000 decrease in mail-in rebates accruals;
         o        a $167,000 decrease in our allowance for product returns;
         o        a $145,000 decrease in allowance for doubtful accounts;
         o        a $92,000 decrease in point-of-sale rebates accruals;
         o        a $78,000 decrease in allowance for obsolete inventory; and
         o        a $34,000 decrease in our capital leases.

         Cash provided by our investing activities totaled $342,000 during the nine months ended September 30, 2008 as compared to cash provided by our investing activities of $770,000 during the nine months ended September 30, 2007. Our investing activities during the nine months ended September 30, 2008 consisted of a $342,000 decrease in restricted cash related to our credit facility. Our investing activities during the nine months ended September 30, 2007 consisted of an $893,000 decrease in restricted cash related to our credit facility and $124,000 in purchases of property and equipment.

         Cash used in our financing activities totaled $3.9 million during the nine months ended September 30, 2008 as compared to cash used in our financing activities of $1.3 million for the nine months ended September 30, 2007. We made $3.9 million in net payments on our line of credit in the nine months ended September 30, 2008 compared to net payments of $1.3 million on our line of credit in the nine months ended September 30, 2007.

     CREDIT FACILITY -- SILICON VALLEY BANK

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

     CREDIT FACILITY -- REXFORD FUNDING

         On October 29, 2008, we entered into a Sale of Accounts and Security Agreement, or the Agreement, dated as of October 24, 2008 with Rexford Funding, LLC, which provides for an accounts receivable-based credit facility.

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

         Rexford Funding, in its sole and absolute discretion, may from time to time advance us funds against the purchase price of the accounts receivable in an amount of up to 75% (except as to accounts receivable of Staples which shall be up to 60%) of the aggregate purchase price of the purchased accounts receivable, subject to customary reductions, including those based on (i) disputed accounts receivable, (ii) any accounts receivable from a customer whom Rexford Funding deems not credit worthy, (iii) any accounts receivable unpaid in excess of 60 days, (iv) any accounts receivable from a past-due customer when 25% or more accounts receivable from that customer are unpaid in excess of 60 days, (v) any accounts receivable which Rexford Funding deems, in its sole and absolute discretion, are ineligible, and (vi) any fees, actual or estimated, that are chargeable to our reserve account as to the credit facility. Rexford Funding is entitled to interest charges on all advances at a rate equal to the Prime Rate plus 1.00%, but in no case less than 5.50%.

         The Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Agreement upon 30 days prior notice.

         If we terminate the Agreement prior to the end of the initial term or any renewal term, we will be subject to an early termination fee equal to Rexford Funding's average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the initial term or applicable renewal term.

         Our obligations under the Agreement are secured by our accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations.


     TRADE CREDIT FACILITIES

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on our behalf. We were permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, resulted in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. We were to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the nine months ended September 30, 2008, we made no purchases under this arrangement. As of September 30, 2008, there were no trade payables outstanding under this arrangement. We do not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the nine months ended September 30, 2008, we purchased $723,600 of inventory under this arrangement. As of September 30, 2008, there were $4,604,138 in trade payables outstanding under this arrangement. As of the filing of this report, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

         In addition to the other information set forth in this report and the additional risk factors below, you should carefully consider the factors discussed under "Risk Factors" in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

     WE HAVE EXTREMELY LIMITED LIQUIDITY AND ONLY A SMALL CREDIT FACILITY AND THEREFORE MAY BE UNABLE TO FULLY FUND OUR OPERATIONS FOR THE NEXT TWELVE MONTHS OR LESS.

         As of April 9, 2009, we had cash on hand of only $336,644 and a credit facility limited to $1.5 million. Accordingly, we have extremely limited liquidity and access to capital. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if other unforeseen circumstances occur, we may have insufficient liquidity to fully fund our operations for the next twelve months or less.

     WE HAVE INCURRED SIGNIFICANT LOSSES AND EXPERIENCED NEGATIVE OPERATING CASH FLOW IN THE PAST AND WE EXPECT THIS TO CONTINUE FOR THE FORESEEABLE FUTURE. CONTINUED LOSSES AND NEGATIVE OPERATING CASH FLOW WILL LIKELY HAMPER OUR BUSINESS AND MAY PREVENT US FROM SUSTAINING OUR OPERATIONS.

         We have incurred net losses and, for the most part, experienced negative operating cash flow in each of the last nine years and have a substantial accumulated deficit. We expect to incur losses and experience negative operating cash flow for the foreseeable future. Continued losses and negative operating cash flow will likely hamper our business and may prevent us from sustaining our operations.

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

                            I/OMAGIC CORPORATION


Dated:  April 9, 2009       By:  /s/ TONY SHAHBAZ
                                 -----------------------------------------------
                                   Tony Shahbaz
                                   Acting Chief Financial Officer
                                   (principal financial and accounting officer)

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