Form 10-K
period 2008-12-31
I/OMAGIC CORP
filed 2009-04-15
CIK 1083663

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-K
                                  _____________
(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer   |_|
   Non-accelerated filer     |_| (Do not check if a smaller reporting company)
   Accelerated filer         |_|
   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $2.9 million as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter.

The registrant has no non-voting common equity. The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of April 13, 2009.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================


                                                    TABLE OF CONTENTS
                                                                                                               PAGE
                                                                                                               ----
                                                         PART I

Item 1.           Business......................................................................................1

Item 1A.          Risk Factors.................................................................................12

Item 1B.          Unresolved Staff Comments....................................................................22

Item 2.           Properties...................................................................................22

Item 3.           Legal Proceedings............................................................................22

Item 4.           Submission of Matters to a Vote of Security Holders..........................................22

                                                         PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities...............................................................22

Item 6.           Selected Financial Data......................................................................23

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................23

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................................43

Item 8.           Financial Statements and Supplementary Data..................................................43

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................................43

Item 9A.          Controls and Procedures......................................................................43

Item 9A(T).       Controls and Procedures......................................................................44

Item 9B.          Other Information............................................................................44

                                                        PART III

Item 10.          Directors, Executive Officers and Corporate Governance.......................................45

Item 11.          Executive Compensation.......................................................................48

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters..........................................................................56

Item 13.          Certain Relationships and Related Transactions, and Director Independence....................57

Item 14.          Principal Accounting Fees and Services.......................................................59

                                                         PART IV

Item 15.          Exhibits, Financial Statement Schedules......................................................60

Index to Consolidated Financial Statements and Supplemental Information.......................................F-1

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

ITEM 1. BUSINESS.

COMPANY OVERVIEW

         We sell electronic data storage products and other consumer electronics products. We sell our products in the United States and Canada, together known as the North American retail marketplace. During 2008, 100% of our net sales were generated within the United States. During 2007, sales generated within the United States and Canada accounted for approximately 99% and 1% of our net sales, respectively.

         Our current product offerings are predominantly optical data storage products. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with personal computers, or PCs, notebooks, sub-notebooks and netbooks. Our optical data storage products accounted for approximately 64% of our net sales in 2008.

         During 2008, we also sold both mobile and desktop external magnetic data storage products primarily from our inventory on hand. We marketed our mobile magnetic data storage products with 1" and 2.5" hard disk drives with universal serial bus, or USB, connections that plug into any standard USB port and that provide from 4 gigabytes, or 4,000 megabytes, to up to 120 gigabytes, or 120,000 megabytes of storage capacity, depending on a user's operating system and other factors. We designed our mobile magnetic data storage products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our mobile magnetic data storage products accounted for approximately 16% of our net sales for 2008.

         Our desktop magnetic data storage products, utilizing 3.5" hard disk drives, require an independent power source and offer storage capacities ranging from 250 gigabytes, or 250,000 megabytes, to up to 1 terabyte, or 1,000,000 megabytes, depending on a user's operating system and other factors. Our desktop magnetic data storage products accounted for approximately 10% of our net sales for 2007.

         During the fourth quarter of 2007 and the first quarter of 2008, we introduced a line of high-definition televisions, or HDTVs, utilizing liquid crystal displays, or LCDs. However, we discontinued sales of HDTVs in the second quarter of 2008 and do not anticipate re-entering that market in for the foreseeable future. During 2008, our HDTV product line accounted for approximately 9% of our net sales.

         We also sell other consumer electronics products, which accounted for approximately 1% of our net sales in 2008.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, electronics distributors and other major North American retailers, including AAFES (Army Air Force Exchange Services), Costco, Fred Meyer Stores/Kroger, Micro Center, RadioShack, Staples and Target. Our retailers sell our products in retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Buy.com, Dell, PC Mall, Home Shopping Network and Tiger Direct, predominantly through distribution by D&H Distributors, Ingram Micro, GB Micro and Tech Data.

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

         During 2008, our most significant distributor and retailers were Tech Data, Staples and Target. Collectively, this distributor and these two retailers accounted for 78% of our net sales for 2008, or 35%, 26% and 17%, respectively. During 2007, our most significant retailers were Staples, OfficeMax and Costco. Collectively, these three retailers accounted for 58% of our net sales for 2007, or 21%, 20% and 17%, respectively.

         We market our products primarily under our I/OMagic(R) and Digital Research Technologies(R) brand names, but from time to time, we market products under our Hi-Val(R) brand name. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

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

DATA STORAGE INDUSTRY OVERVIEW

         Storing/archiving, managing, protecting, securing, retrieving and transferring electronic data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

         o the growth in the number of PCs, and the increase in the number, size and complexity of computer operating systems, computer networks and software programs;

         o the introduction of netbooks and sub-notebooks that do not include an optical drive and the projected growth of this category of sub-notebooks; and

         o the existence and availability of increasing amounts of digital entertainment data, such as movies, music, photos, video games and other multi-media data and the increasing availability of products and services over the Internet, together with the rise of bandwidth available to access and download data from the Internet.

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

         Digital entertainment data generally includes movies, music, photos, video games and other multi-media data. For nearly two decades, music has been offered on CDs as the prevailing standard. In the mid-to-late 1990s, the ability to copy CDs, and to download, remix, and copy or "burn" music to a personalized CD began to gain popularity and made the recordable CD drive, or "CD burner," a desirable component of the PC. With the continued growth of the Internet and the advent of on-line music availability, the demand for on-line music has increased and as a result, the demand for faster and easier data storage and retrieval has grown.

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

         We believe that the broad introduction of netbooks in 2008 has created a strong demand for slim/compact CD/DVD players. According to ABI Research, shipments of 35 Million netbooks are expected in 2009.

         A netbook is a mini-laptop computer designed for mobility, wired and wireless Internet online access, word processing and general office applications. Weighing in at 2-3 lbs. and featuring LCD screens featuring between 6-10 inches, we believe that the netbook is a perfect companion for people on the go who want connectivity without carrying a much larger and heavier, full-sized laptop.

         To achieve the lightest weight and most compact size, netbooks do not have integrated CD players which may be necessary only for occasional use. Instead most netbooks feature two or more USB ports, a video-out port, Secure Digital card reader, integrated speakers and microphone and headphone jacks. Netbook keyboards are 5% - 20% smaller than a standard notebook keyboard, and memory and disk drive space vary, depending in part on the operating system installed. Netbook battery life also varies between models, ranging from 2-7 hours. Netbooks typically have less memory and smaller static drives, while many models have internal storage on a static disk drive

     KEY FACTORS DRIVING GROWTH IN THE DATA STORAGE INDUSTRY

         We believe that the following factors, among others, are driving and will continue to drive growth in the data storage industry:

         o EVOLUTION OF THE NOTEBOOK INTO THE NETBOOK. With the broad introduction of netbooks in 2008, enabled by versions of popular operating systems designed for netbooks, this category of products creates a corresponding need for external devices for data transfer and storage - especially high-capacity, compact, cost-effective data transfer/storage devices.

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

         o DECREASE IN THE COST OF STORING ELECTRONIC DATA. The cost of data storage per "byte" continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

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

         We believe that one of the trends in the data storage industry includes the trend toward higher capacity, smaller format optical storage media and related drives, including the trend away from CD-based media and devices and towards DVD- and Blu-Ray-based media and devices. Blu-Ray technology expands single layer DVD capacity up to ten-fold and dual layer DVD capacity up to five-fold and allows the storage and retrieval of high definition videos and images for playback on high-definition televisions and monitors. Blu-Ray has been accepted as the dominant technology for super-high-capacity optical data storage devices and we believe that the increased performance offered by this technology will likely result in increased consumer demand for optical data storage devices. Furthermore, we believe that we will be able to incorporate Blu-Ray technology into our product offerings in much the same way as we do today with the large number of format types ranging from recordable and rewritable CD-based products to DVD-based products.

THE I/OMAGIC SOLUTION

         We sell data storage products and other consumer electronics products in the North American retail marketplace. We believe that our current focus on optical data storage products will allow us to generate positive gross margins. We also seek to identify consumer needs and preferences and use our sales channels to sell new and enhanced products. We seek to offer high-value products that combine performance, functionality and reliability at competitive prices. We also seek to establish and maintain a large market presence for our core product offerings resulting in significant market share.

         We work closely with our retailers to promote our products, monitor consumer demands and preferences and attempt to stay at the forefront of the market for optical data storage products. We also work closely with our subcontract manufacturers and suppliers and benefit from their substantial research and development resources and economies of scale. As a result of working with our retailers, subcontract manufacturers and suppliers, we believe that we are able to rapidly bring new and enhanced optical data storage products to market in a cost-effective manner.

         We believe that the market intelligence we gain through consultation with our retailers, subcontract manufacturers and suppliers enables us to deliver optical data storage products that combine the performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers and suppliers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

OUR STRATEGY

         Our primary goal is to remain a leading provider of optical data storage products in the North American marketplace. Our business strategy to achieve this goal includes the following elements:

         o CONTINUE TO DEVELOP AND SOLIDIFY OUR NORTH AMERICAN RETAIL NETWORK. We have developed, and plan to continue to develop, broaden and solidify, close working relationships with leading North American computer, consumer electronics and office supply superstores and other retailers. These retailers carry many of the products that we sell.

         o CONTINUE TO DEVELOP AND EXPAND OUR STRATEGIC SUBCONTRACT AND SUPPLY RELATIONSHIPS. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers' and suppliers' continued development of new and improved data storage products and other consumer electronics products. By continuing to subcontract manufacture and source our products, we believe that we are able to sell products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with, product development and manufacturing.

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

OUR PRODUCTS

         We have two primary product categories: data storage and other consumer electronics products.

     DATA STORAGE PRODUCTS

         Our optical data storage products consist of a range internal and external CD and DVD drives that store traditional PC data as well as movies, music, photos, video games and other multi-media data, such as:

         o Internal and external optical data storage drives based on the following technologies: CD-RW, DVD+R, DVD+RW, DVD-RAM, DVD+/-RW+/-; and

         o        Blu-Ray RW and ROM.

         We also offer optical data storage products that use double-layer DVD technology, which doubles DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, on dual layer discs, depending on the user's operating system and other factors. We plan to continue our efforts to enhance our optical data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

     OTHER CONSUMER ELECTRONICS PRODUCTS

         Our other consumer electronics products include:

         o Accessories for netbooks such as carrying cases for portable CD/DVD players;

         o External floppy disk drives that integrate a floppy disk drive in an external USB device; and

         o Case enclosures for 2.5" or 3.5" external or portable hard disk drives.

         We intend to continue to monitor these markets and develop and sell consumer electronics products as we are able to identify products that we believe we can sell competitively. Our other consumer electronics products, not including our data storage products, represent only a minor product category. These products accounted for only approximately 1% and 3% of our net sales during 2008 and 2007, respectively.

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

PRODUCT OFFERINGS

         Our product offerings are primarily directed toward satisfying the demands of the North American retail marketplace for data storage products and other consumer electronics products. We operate in industries that are subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

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

         o DEVELOPMENT OF NEW PRODUCTS. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of media formats. For our data storage products, these offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage marketplace such as high-capacity, cost-effective, flexible and portable data storage, management, protection, security, retrieval and transfer. We believe that we are able to quickly adopt new technologies and bring them to market through our retailers faster than many of our competitors.

         Our retailers, subcontract manufacturers and our suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our retailers, subcontract manufacturers and our suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

         Many of our retailers are among the largest wholesale clubs, computer, consumer electronics and office supply retailers in North America. Over the past three years, our retailers have included Best Buy Canada/Future Shop, Costco, Fred Myer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target. Through their close contact with the marketplace for data storage products, our retailers are able to provide us with important information about consumer demands and preferences.

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

         Our representatives meet frequently with our subcontract manufacturers, suppliers and our retailers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our subcontract manufacturers, suppliers and our retailers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers and suppliers, and offered by us and in turn by our retailers largely on the basis of market research and trends identified in the data storage and consumer electronics industries. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

         We believe that these activities assist us in attempting to achieve our goal of being among the first-to-market with new and enhanced product offerings based on established and emerging technologies.

OPERATIONS

         We do not directly manufacture any of the components incorporated into the products that we sell. We subcontract manufacture the majority of our component products or source from our suppliers our data storage and other consumer electronics products and assemble, test and reassemble them in our Irvine facility. We believe that by outsourcing the manufacturing of our component products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

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

         We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our assembly, packaging, storage and distribution facility in Irvine, California. These products are then packaged and shipped by us either directly to retail locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers. We maintain a production staff in Irvine, California, that assembles "quick turn" and pilot production runs and repackages bulk quantities received from our subcontract manufacturers and suppliers.

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

         Companies that offer products similar to our optical data storage products include Hewlett-Packard, Memorex, Pioneer, Philips Electronics and Sony. We also now directly compete against original equipment manufacturers such as Lite-On, LG Electronics and Samsung Electronics to the extent that they manufacture their own computer peripheral products or incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our external mobile and desktop magnetic data storage products include Acomdata, Iomega, LaCie, Simpletech and SmartDisk/Verbatim as well as original equipment manufacturers such as Hitachi, Seagate Technology/Maxtor and Western Digital. Over the past two years, we have experienced intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, which has significantly reduced selling prices and eroded margins for our magnetic data storage products. Due to the intense price competition for magnetic data storage products, we curtailed our marketing efforts to develop new magnetic data storage products and focused on selling our remaining magnetic data storage products inventory on hand and selling optical data storage products. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future, or whether we will be able to develop new magnetic data storage products that will enable us to compete on a profitable basis.

         We believe that our ability to compete in the data storage and other consumer electronics markets depends on many factors, including the following:

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

EMPLOYEES

         As of April 13, 2009, we had approximately 30 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationship with our employees is good.

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

         As of April 13, 2009, we had cash on hand of only $376,727 and a credit facility limited to $1,500,000. Accordingly, we have extremely limited liquidity and access to capital. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if other unforeseen circumstances occur, we may have insufficient liquidity to fully fund our operations for the next twelve months or less.

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

         The report of our independent registered public accounting firm contained in our financial statements as of and for the year ended December 31, 2008 includes a paragraph that explains that we have incurred significant operating losses, have serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional financing necessary to grow or operate our business. We urge potential investors to review this report before making a decision to invest in I/OMagic.

     THE HIGH CONCENTRATION OF OUR SALES WITHIN THE DATA STORAGE INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN NET SALES AND NEGATIVELY AFFECT OUR EARNINGS IF DEMAND FOR THOSE PRODUCTS DECLINES.

         Sales of our data storage products accounted for approximately 90%, 74% and 94% of our net sales in 2008, 2007 and 2006, respectively, and are therefore highly concentrated within the data storage industry. We expect data storage products to continue to account for a significant proportion of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

     THE CONSUMER ELECTRONICS INDUSTRY IS EXTREMELY COMPETITIVE. ALL OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO, AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE.

         The markets for data storage products are extremely competitive. All of our significant competitors selling data storage products, including BenQ, Hewlett-Packard, Hitachi, Iomega, Lite-On, LG Electronics, Memorex, Philips Electronics, Pioneer, Samsung Electronics, Seagate Technology/Maxtor, SmartDisk/Verbatin, Sony and Western Digital have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. For example, we are experiencing intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which has significantly reduced selling prices and eroded our margins for our magnetic data storage products. Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

         As the availability of components and finished products decreases, the cost of acquiring those components and finished products ordinarily increases. If we or our subcontract manufacturers fails to procure adequate supplies of components or finished products in anticipation of our retailers' orders or consumer demand, our gross margins may be negatively impacted due to higher prices that we or our subcontract manufacturers are required to pay for components and products in short supply. In addition, there are a limited number of manufacturers for both optical and magnetic disk drives, all of whom are our competitors, and who can control our ability to obtain product supplies in adequate quantities and at prices that permit us to generate reasonable margins. High growth product categories have experienced chronic shortages of components and finished products during periods of exceptionally high demand. If we or our subcontract manufacturers do not properly anticipate the need for critical components or finished products, we may be unable to meet the demands of our retailers and consumers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

     IF WE FAIL TO SELECT HIGH TURNOVER PRODUCTS FOR OUR CONSIGNMENT SALES CHANNELS, OUR FINANCING COSTS MAY EXCEED TARGETED LEVELS, WE MAY BE UNABLE TO FUND ADDITIONAL PURCHASES OF INVENTORY AND WE MAY BE FORCED TO REDUCE PRICES AND ACCEPT LOWER MARGINS TO SELL CONSIGNED PRODUCTS, WHICH WOULD CAUSE OUR SALES, PROFITABILITY AND FINANCIAL RESOURCES TO DECLINE.

         We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until sold by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $1.4 million, which was included in cost of sales.

         In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. Also, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. Additionally, if our inventory turnover is not sufficiently frequent, the value of our consigned inventory could decline significantly. For example, throughout 2007 and 2008, we experienced intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which has significantly reduced selling prices and eroded margins for our magnetic data storage products. Due to intense price competition, we may not be able to sell our inventory of data storage products at positive gross margins.

         As of December 31, 2008 and 2007, we carried and financed inventory valued at approximately $0.6 million and $2.2 million, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 35% and 46%, respectively, of our total net sales in 2008 and

2007. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

     WE DEPEND ON A SMALL NUMBER OF RETAILERS AND DISTRIBUTORS FOR THE VAST MAJORITY OF OUR SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE RETAILERS OR DISTRIBUTORS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

         The vast majority of our sales are generated from a small number of retailers and distributors. During 2008, net sales to our largest distributor, Tech Data, and our two largest retailers, Staples and OfficeMax, represented approximately 35%, 26% and 17%, respectively, of our total net sales. During 2007, net sales to our three largest retailers, Staples, OfficeMax and Costco represented approximately 21%, 20% and 17%, respectively, of our total net sales. We expect that we will continue to depend upon a small number of retailers for a significant majority of our sales for the foreseeable future.

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

         Data storage products and other consumer electronics products are widely available from manufacturers and other suppliers around the world. Our largest distributor is Tech Data and our largest retailers include Staples and OfficeMax. Collectively, this distributor and these two retailers accounted for 78% of our net sales in 2008. Each of these retailers has substantially greater resources than we do, and has the ability to directly import or private-label data storage products and other consumer electronics products from manufacturers and suppliers around the world, including from some of our own subcontract manufacturers and suppliers. Our retailers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest retailers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

     HISTORICALLY, A SUBSTANTIAL PORTION OF OUR ASSETS HAS BEEN COMPRISED OF ACCOUNTS RECEIVABLE REPRESENTING AMOUNTS OWED BY A SMALL NUMBER OF RETAILERS. WE EXPECT THIS TO CONTINUE IN THE FUTURE. IF ANY OF THESE RETAILERS FAILS TO TIMELY PAY US AMOUNTS OWED, WE COULD SUFFER A SIGNIFICANT DECLINE IN CASH FLOW AND LIQUIDITY.

         Our accounts receivable represented approximately 31% and 46% of our total assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008, 92% of our accounts receivable represented amounts owed by one distributor and two retailers, each of which represented over 10% of the total amount of our accounts receivable. As of December 31, 2007, 65% of our accounts receivable represented amounts owed by four retailers, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major retailers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

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

         We are accustomed to conducting business through traditional retail sales channels. Consumers purchase our products predominantly through a small number of retailers. For example, during 2008, one of our distributors and three of our retailers collectively accounted for 76% of our total net sales. Similarly, during 2007, three of our retailers collectively accounted for 58% of our total net sales. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. Consumers may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is accepted by consumers as a convenient, secure and cost-effective method of purchasing data storage, television and other consumer electronics products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

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

         As of April 13, 2009, there were approximately 4.5 million shares of our common stock outstanding. Our executive officer, sole director and 10% stockholders beneficially own approximately 2.9 million of these shares. Accordingly, our common stock has a public float of approximately 1.6 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 74,775 shares of common stock are outstanding under our 2002 Stock Option Plan and 212,049 options are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During 2008 through April 13, 2009, the high and low closing bid prices of a share of our common stock were $1.49 and $0.10, respectively. During 2007, the high and low closing bid prices of a share of our common stock were $3.85 and $1.05, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

         As a group, our executive officer, sole director, and 10% stockholders beneficially own or control approximately 65% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from April 13, 2009). As a result, our executive officer, sole director, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction. Some of these controlling stockholders may have interests different than yours. For example, these stockholders may delay or prevent a change in control of I/OMagic, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

         On March 25, 1996, our common stock commenced trading on the OTC Bulletin Board. Since that time, there has been extremely limited trading in our shares, at widely varying prices, and the trading to date has not created an active market for our shares. In December 2008, our common stock was removed from trading on the OTC Bulletin Board and now trades on the OTC Pink Sheets. We cannot assure you that an active market for our shares will be established or maintained in the future. If an active market is not established or maintained, you may not be able to readily sell your shares of our common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.    PROPERTIES.

         Our corporate headquarters is located in Irvine, California in a leased facility of approximately 55,000 square feet. This facility contains all of our operations, including sales, marketing, finance, administration, production, shipping and receiving. The lease term began on September 1, 2003 and expires on August 31, 2009, with an option to extend the lease for another three year term upon providing 180 notice days prior to the expiration of the current lease term. We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have no other leased or owned real property.

ITEM 3.    LEGAL PROCEEDINGS.

         We may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     MARKET INFORMATION

         Our common stock has traded on the OTC Pink Sheets under the symbol "IOMG" since December 2008. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol "IOMG" since December 20, 2002. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol "IOMC" since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                                         PRICE RANGE
                                                                 -------------------------
                                                                      HIGH         LOW
                                                                 ------------- -----------
          2007:
          First Quarter (January 1 - March 31)................  $     2.75     $     1.95
          Second Quarter (April 1 - June 30)..................  $     3.85     $     2.00
          Third Quarter (July 1 - September 30)...............  $     2.20     $     1.15
          Fourth Quarter (October 1 - December 31)............  $     3.00     $     1.05



          2008:
          First Quarter.......................................  $     1.49     $     1.15
          Second Quarter......................................  $     0.65     $     0.25
          Third Quarter.......................................  $     0.65     $     0.25
          Fourth Quarter......................................  $     0.25     $     0.10

     SECURITY HOLDERS

         As of April 13, 2009, we had 4,540,292 shares of common stock outstanding held of record by approximately 100 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

     DIVIDENDS

         We have not paid dividends on our common stock to date. We currently intend to retain future earnings, if any, to fund our operations and the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

     RECENT SALES OF UNREGISTERED SECURITIES

         None.

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

OVERVIEW

         We sell data storage products and other consumer electronics products. We also sold televisions, most of which were high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. Our data storage products collectively accounted for approximately 90% of our net sales in 2008, our HDTVs accounted for approximately 9% of our net sales in 2008 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in 2008.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. During 2008, our most significant distributor and retailers were Tech Data, Staples and OfficeMax. Collectively, this distributor and these two retailers accounted for 78% of our net sales for 2008, or 35%, 26% and 17%, respectively. During 2007, our most significant retailers were Staples, OfficeMax and Costco. Collectively, these three retailers accounted for 58% of our net sales for 2007, or 21%, 20% and 17%, respectively.

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

         As of April 13, 2009, we had only $376,727 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

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

     FINANCIAL PERFORMANCE SUMMARY

         Our net sales decreased by $18.8 million, or approximately 58%, to $13.4 million in 2008 from $32.1 million in 2007. Our gross profit decreased by $1.3 million, or approximately 97%, to $47,000 in 2008 from $1.4 million in 2007. Our net loss decreased by $500,000, or approximately 10%, to $4.3 million in 2008 from a loss of $4.8 million in 2007.

         NET SALES. The decrease in our net sales in 2007 as compared to 2006 was primarily due to the following combination of factors:

         o substantial decreases in sales of our magnetic data storage products, HDTVs and other consumer electronics products of 79% and 81% and 93%, respectively; the substantial decrease in sales of our magnetic data storage products resulted from intense price competition and excess inventories in our sales channels;

         o a decrease in the number of national retailers carrying our products; and

         o        a decrease in the number of products offered.

         All of which were partially offset by:

         o a 10% increase in sales of our optical data storage products resulting primarily from our new optical data storage products directed at the market for netbooks.

         o a decrease in sales and price incentives to 7% of net sales in 2008 as compared to 12% in 2007.

         GROSS PROFIT. Our gross profit margin decreased to 0.4% in 2008, as compared to 4.3% in 2007. This decrease is primarily due to the following combination of factors:

         o an increase in freight-in to 2.0% of net sales in 2008 as compared to 1.0% of net sales in 2007;

         o an increase in inventory reserves to 5.2% of net sales in 2008, as compared to 0.6% of net sales in 2007; and

         o an increase in our production, shipping and handling costs to 5.5% of net sales in 2008 as compared to 2.7% of net sales in 2007.

         These factors were partially offset by a decrease in material costs to 86% of net sales in 2008 as compared to 92% of net sales in 2007.

         OPERATING EXPENSES. Our operating expenses increased to 32% of net sales in 2008, as compared to 18% in 2007. The decrease in operating expenses is primarily due to an increase in our general and administrative expenses, which increased to 21.0% of net sales in 2008 as compared to 13.8% of net sales in 2007, and which were partially offset by a decrease in selling expenses to 7.9% of net sales in 2008 as compared to 3.9% of net sales in 2007.

         OTHER EXPENSE. Our other expense decreased by approximately $226,000. This decrease was due primarily to a decrease in interest expense of approximately $319,000 which was partially offset by a decease in other income of $92,000.

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

         Our targeted inventory turnover rate for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover rate of approximately 6.5 to 8.5 times. In 2008 our annualized inventory turnover was
4.2 times compared to 3.8 times in 2007 and 4.3 times in 2006, representing a period-to-period increase and decrease of 11% and 12%, respectively. The increase in inventory turnover in 2008 is primarily a result of the 58% decline in sales from 2007 that was supported by inventory already in our sales channels at the beginning of 2008. The decrease in inventory turnover in 2007 is primarily a result of the 30% decline in sales from 2006 resulting from intense competition in 2007.

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

         In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank line of credit, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our line of credit with Rexford Funding are also an important source of liquidity and a measure of our financial condition. We use our line of credit on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

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

         For the years ended December 31, 2008 and 2007 sales under our consignment sales model accounted for 32% and 46% of our net sales, respectively. We are in the process of reevaluating our consignment sales model to determine if there are revisions that will enable us to turn our consigned inventory more quickly.

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

RETAILERS

         Historically, a limited number of distributors and retailers have accounted for a significant percentage of our net sales. During 2008 and 2007, our six largest distributors and retailers collectively accounted for approximately 93% and 80%, respectively, of our total net sales. We expect that sales of our products to a limited number of distributors and retailers will continue to account for a majority of our sales in the foreseeable future. We do not have long-term purchase agreements with any of our distributors or retailers. If we were to lose any of our major distributors or retailers or experience any material reduction in orders from any of them, and were unable to replace our sales to those distributors or retailers, it could have a material adverse effect on our business and results of operations.

SEASONALITY

         Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our distributors and retailers and the seasonality of the consumer electronics industry in general. After adjusting for the addition of new distributors and retailers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns. The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

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

     GOING CONCERN ASSUMPTION

         We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2008, we had a working capital deficit of approximately $2.5 million and cash and cash equivalents of $425,495 and had incurred cumulative net losses of approximately $34.1 million. As of April 13, 2009, we had cash on hand of only $376,727. See "--Liquidity and Capital Resources." These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include negotiating extended payment terms with our suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

         In 2008, our sales incentives were $103,835, or 0.6% of gross sales, all of which were offset against gross sales, as compared to $618,956, or 1.5% of gross sales in 2007, all of which were offset against gross sales.

     MARKET DEVELOPMENT FUNDS AND COOPERATIVE ADVERTISING COSTS, REBATE PROMOTION COSTS AND SLOTTING FEES

         Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with EITF Issue No. 01-9 because we did not receive an identifiable benefit. Market development funds and cooperative advertising costs and rebate promotion costs are each promotional costs. Slotting fees are fees paid directly to retailers for allocation of shelf-space in retail locations and new store opening fees are paid to assist in promoting the retailer's new store openings. In 2008, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $934,000, or 6% of gross sales, all of which were offset against gross sales, as compared to market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees of $3.7 million, or 10% of gross sales in 2007, all of which were offset against gross sales.

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

     LOWER-OF-COST-OR-MARKET RESERVE

         Our component parts and our finished goods, both corporate and consigned inventories are reviewed by our Controller or our Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis and the difference is charged to cost of sales.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

                                                                                          RESULTS AS A PERCENTAGE
                                         YEAR ENDED            DOLLAR       PERCENTAGE              OF
                                        DECEMBER 31,          VARIANCE       VARIANCE          NET SALES FOR
                                  -----------------------     FAVORABLE     FAVORABLE     ---------------------
                                     2008         2007      (UNFAVORABLE)  (UNFAVORABLE)    2008          2007
                                  ----------   ----------   ------------   ------------   --------      -------
                                                                   (in thousands)
Net sales                         $   13,364   $   32,121   $   (18,757)      (58.4)%      100.0%        100.0%
Cost of sales                         13,317       30,731        17,054        56.7%        99.6%         95.7%
                                  ----------   ----------   ------------   ------------   --------      -------
Gross profit                              47        1,390        (1,343)      (96.6)%        0.4%          4.3%
Selling, marketing and
   advertising expenses                1,053        1,251           198        15.8%         7.9%          3.9%
General and administrative
   expenses                            2,814        4,448         1,634        36.7%        21.0%         13.8%
Depreciation and amortization            129          139            10         7.5%         1.0%          0.4%
Impairment of trademarks                 224            -          (224)     (100.0)%        1.7%           -
                                  ----------   ----------   ------------   ------------   --------      -------
Operating loss                        (4,173)      (4,448)          275         6.2%       (31.2)%       (13.8)%
Net interest expense                     (91)        (410)          319        77.7%        (0.7)%        (1.3)%
Other income                              13          106           (93)      (87.7)%        0.0%          0.3%
                                  ----------   ----------   ------------   ------------   --------      -------
Loss from operations before
   provision for income taxes         (4,251)      (4,752)          501        10.5%       (31.8)%       (14.8)%
Provision for income taxes                 1            1             -         0.0%         0.0%          0.0%
                                  ----------   ----------   ------------   ------------   --------      -------
Net loss                          $   (4,252)  $   (4,753)  $       501        10.5%       (31.8)%       (14.8)%
                                  ==========   ==========   ============   ============   ========      =======

         NET SALES. The decrease in our net sales in 2008 as compared to 2007 was primarily the result of a substantial decline in sales of our magnetic data storage products resulting from intense pricing pressures, a substantial decline in sales of our HDTVs and other consumer electronics products, which were partially offset by an increase in sales of our optical data storage products.

         Sales of our televisions accounted for approximately $1.3 million, or 9.7%, of our total net sales in 2008.

         Net sales of our optical data storage products increased by $749,000, or 9.6%, to $8.6 million in 2008 as compared to $7.8 million in 2007, and our average unit sales price for our optical data storage products increased to $54.60 in 2008, or 3%, from $53.03 in 2007. The increase in sales of our optical data storage products resulted from the introduction of our new products directed at the market for netbooks. Total optical data storage units sold were 157,000 in 2008 as compared to 147,000 in 2007, an increase of approximately 7%.

         Net sales of our magnetic data storage products decrease by $12.9 million, or 78.9%, to $3.4 million in 2008 as compared to $16.4 million in 2007, and our average unit sales price for our magnetic data storage products decreased to $49.14 in 2008, or 23.1%, from $63.93 in 2007. The declines in sales of our magnetic data storage products and our average unit sales price are attributed to intense price competition experienced throughout 2008. Total magnetic data storage units sold were 70,000 in 2008, as compared to 256,000 in 2007, a decrease of 72.7%.

         GROSS PROFIT. Our gross profit decreased $1.3 million, or 96.6%, to $47,000 in 2008 as compared to $1.4 million in 2007. Our gross profit margin decreased to 0.4% in 2008 as compared to 4.3% in 2007. The decrease in gross profit is primarily attributable to the decline in net sales from fewer units sold and lower gross profit margins on our magnetic data storage products which included valuation adjustments for consigned inventory due to intense price competition. Gross profit margins on our magnetic data storage products declined as a result of lower unit sales prices resulting from intense price competition. Unit sales prices declined more rapidly than our costs to buy those units.

         For 2008, total sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $3.3 million to $1.0 million, or 7.2% of gross sales, as compared to $4.3 million, or 11.9% of gross sales in 2007.

         At December 31, 2008 and 2007, we realized inventory valuation adjustments to our consigned inventories for lower-of-cost-or-market of approximately $24,000 and $1.4 million, respectively, which is included in cost of sales. In 2007, this expense is a result of inventory in our consignment sales channels that was returned during the fourth quarter and required adjustment due to the declining value of magnetic data storage products.

         Our inventory obsolescence, shrinkage and scrap expenses, which are included in cost of sales, were approximately $695,000 in 2008 as compared to $193,000 in 2007. These expenses are a result of our adjustment of the value of slow-moving and obsolete inventory.

         SELLING, MARKETING AND ADVERTISING EXPENSES. The decrease in selling, marketing and advertising expenses of $198,000, or 15.8%, is primarily due to decreases of $153,000 in shipping and handling expenses, $102,000 in outside sales commissions, $25,000 in travel expenses and $19,000 in temporary staffing, all of which were partially offset by increases of $54,000 in customer sales programs, $20,000 in system support services and $25,000in sales and customer expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses of $1.6 million is primarily due to decreases of $534,000 in bad debts recognized in 2007, $363,000 in audit fees, $192,000 in wages and benefits, $150,000 in outside services, $145,000 in legal expenses, $115,000 in bank charges, $45,000 in travel expenses, $39,000 in finance charges, $29,000 in system support, $29,000 in financial relations expenses, $23,000 in employee recruitment charges, $14,000 in office expenses and $13,000 in product design expenses, all of which were partially offset by increases of $31,000 in miscellaneous expenses, $25,000 in temporary help and $8,000 in directors' expenses

         OTHER EXPENSE. Our other expense decreased by approximately $226,000. This decrease was due primarily to a decrease of $318,000 in interest expense which was partially offset by a decrease in other income of $92,000.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of December 31, 2008, we had a working capital deficit of $2.5 million, an accumulated deficit of $34.1 million, $425,495 in cash and cash equivalents and $1.0 million in net accounts receivable. This compares to working capital of $1.4 million, an accumulated deficit of $29.9 million, $1.5 million in cash and cash equivalents and $6.9 million in net accounts receivable as of December 31, 2007.

         As of April 13, 2009, we had only $376,727 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less.

         Our condensed consolidated financial statements as of and for the year ended December 31, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders' deficits, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

     CASH FLOWS

         Cash provided by our operating activities totaled $2.5 million during the year ended December 31, 2008 as compared to cash used in our operating activities of $283,000 during the year ended December 31, 2007. This increase of $2.5 million in cash provided by our operating activities primarily resulted from:

         o a $6.4 million decrease in accounts receivable resulting from collections during the year;
         o a $4.0 million decrease in inventory, primarily as a result of our reduced purchases and lower consigned inventories;
         o a $350,000 increase in impairment, depreciation and amortization expenses;
         o        a $48,000 increase in share-based compensation expense;
         o        a $38,000 decrease in our accrued point-of-sale rebates;
         o        a $26,000 increase in deferred revenue;
         o        a $5,000 decrease in prepaid expenses and other assets; and
         o        a $16,000 decrease in reserves for sales incentives.

         These increases in cash were partially offset by:

         o        a $4.3 million net loss;
         o a $2.8 million decrease in accounts payable to related parties;
         o        a $408,000 decrease in accrued mail-in rebates;
         o a $314,000 decrease in accrued market development funds, cooperative advertising costs and cross-dock fees;

         o a $300,000 decrease in accounts payable and accrued expenses primarily as a result of the decrease in net sales which required lower purchases;
         o        a $145,000 decrease in allowance for doubtful accounts;
         o        an $86,000 decrease in our allowance for product returns;
         o a $79,000 decrease in our reserve for slow-moving and obsolete inventory; and
         o        a $45,000 decrease in capital leases.

         Cash provided by our investing activities totaled $340,000 during 2008 as compared to cash provided by our investing activities of $428,000 during 2008. During 2008, restricted cash decreased by $342,000 as compared to a $551,000 decrease in 2007 as a result of collateral requirements related to our credit facility. Cash used for equipment additions was $2,000 during 2008 as compared to $124,000 during 2007.

         Cash used in our financing activities totaled $3.9 million during 2008 as compared to cash used in our financing activities of $515,000 during 2007. We paid down $3.9 million on our credit facility with Silicon Valley Bank during 2008 as compared to $515,000 on our prior credit facility with Silicon Valley Bank and GMAC Commercial Finance in 2007.

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

     TRADE CREDIT FACILITIES

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on our behalf. We were permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, resulted in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. We were to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the year ended December 31, 2008, we made no purchases under this arrangement. As of December 31, 2008, there were no trade payables outstanding under this arrangement. We do not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the year ended December 31, 2008, we purchased $723,600 of inventory under this arrangement. As of December 31, 2008, there were $4,604,138 in trade payables outstanding under this arrangement. As of April 13, 2009, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.
Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

     LIQUIDITY IMPACT OF CONSIGNMENT SALES MODEL

         We retain most risks of ownership of our consignment inventory. These products remain our inventory until their sale by our retailers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the year ended December 31, 2008 and 2007, we realized inventory valuation adjustments to lower-of-cost-or-market of approximately $24,000 and $1.4 million, respectively, which was included in cost of sales. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products' short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

BACKLOG

         Our backlog at December 31, 2008 and 2007 was $769,000 and $4.3 million, respectively. The substantial decrease in backlog is a function of inventory levels at our distributors and retailers based on their near-term inventory restocking requirements. Based on historical trends, we anticipate that our December 31, 2008 backlog may be reduced by approximately 10%, or approximately $77,000, to a net amount of $692,000 as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from retailers. The shipment of these orders for non-consignment retailers or the sell-through of our products by consignment retailers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that retailers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

CONTRACTUAL OBLIGATIONS

         The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                                    PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS AT                                  LESS THAN 1                                  MORE THAN 5
DECEMBER 31,  2008                             TOTAL           YEAR         1-3 YEARS      3-5 YEARS        YEARS
                                          -------------    -----------    -----------    -----------    ------------
Capital Lease Obligations                 $      68,646    $    54,942    $    13,704    $         -    $         -
Operating Leases                                251,600        251,600              -              -              -
                                          -------------    -----------    -----------    -----------    ------------
   Total Contractual Cash Obligations     $     320,246    $   306,542    $    13,704    $         -    $         -
                                          =============    ===========    ===========    ===========    ============

         The above table outlines our obligations as of December 31, 2008 and does not reflect the changes in our obligations that occurred after that date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.   CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

         Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

         Not applicable.

ITEM 9B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

         The name, age and position held by our executive officer and sole director as of April 13, 2009 and his business experience is as follows:

NAME              AGE    TITLES
----              ---    ------

Tony Shahbaz       46    Chairman of the Board, President, Chief Executive
                         Officer, Acting Chief Financial Officer, Secretary and
                         Sole Director
__________

         TONY SHAHBAZ is a founder of I/OMagic and has served as our Chairman of the Board, President, Chief Executive Officer, Secretary and as a director since September 1993, and as our Chief Financial Officer from September 1993 to October 2002. Mr. Shahbaz was appointed as our Acting Chief Financial Officer effective December 2008. Prior to founding I/OMagic, Mr. Shahbaz was employed by Western Digital Corporation from September 1986 to March 1993. During his tenure at Western Digital Corporation, Mr. Shahbaz held several positions including Vice President of Worldwide Sales for its Western Digital Paradise division, and Regional Director of Asia Pacific Sales and Marketing Operations.

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

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2008 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2008 were complied with.

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

         Our Board has determined that its sole director, Mr. Shahbaz, who serves full-time as our President, Chief Executive Officer and Acting Chief Financial Officer, is not independent under these standards.

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

         During 2008, our board of directors held 5 meetings. During 2008, each incumbent director attended at least 75% of the aggregate of the total number of meetings of the board of directors for which he was a director and the total number of meetings held by all committees of the board on which he served during the periods that he served. Members of our Board and its committees also consulted informally with management from time to time and acted at various times by written consent without a meeting during 2008.

         Our Board has established standing Audit, Compensation and Nominating Committees. Each committee has a written charter that is reviewed and revised as appropriate.

     AUDIT COMMITTEE

         Our Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and reviews our financial statements for each interim period and for our year end. This committee consisted of Daniel Yao and Dr. William Ting during 2008 until their resignations on September 30, 2008 and December 4, 2008, respectively. Mr. Shahbaz was appointed to the Audit Committee effective December 15, 2008. The Audit Committee held five meetings during 2008. Mr. Shahbaz is neither a financial expert nor is Mr. Shahbaz "independent" as defined in NASD Marketplace Rule 4200(a)(15). As a small company, it has been exceedingly difficult for us to attract an independent member of our board of directors who would qualify as an Audit Committee financial expert. We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a satisfactory candidate. The Audit Committee operates pursuant to a charter approved by our board of directors and the Audit Committee, according to the rules and regulations of the Securities and Exchange Commission.

     COMPENSATION COMMITTEE

         Our Compensation Committee consisted of Mr. Yao and Dr. Ting during 2008 until their resignations on September 30, 2008 and December 4, 2008, respectively. Our Compensation Committee does not presently have any members. The Compensation Committee held no meetings during 2008. The Compensation Committee operates pursuant to a charter approved by our board of directors and the Compensation Committee.

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

     NOMINATING COMMITTEE

         Our Nominating Committee selects nominees for the board of directors. This committee consisted of Mr. Yao and Dr. Ting during 2008 until their resignations on September 30, 2008 and December 4, 2008, respectively. Our Nominating Committee does not presently have any members. The Nominating Committee utilizes a variety of methods in an attempt to identify and evaluate nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating Committee will take into account a number of factors, including, among others, the following:

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

         The Nominating Committee held no meetings during 2008. The Nominating Committee operates pursuant to a charter approved by our board of directors and the Nominating Committee.

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

         Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year. We paid no bonuses to our named executive officers for 2008.

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

SUMMARY COMPENSATION TABLE

         The following table sets forth summary information concerning the compensation of our principal executive officer and our principal financial officer (collectively, the "named executive officers"), for all services rendered in all capacities to us for the years ended December 31, 2008 and 2007.

                                                                       OPTION
                                                                     ----------     ALL OTHER
              NAME AND                           SALARY      BONUS     AWARDS      COMPENSATION     TOTAL
         PRINCIPLE POSITION            YEAR       ($)         ($)      ($)(1)         ($)(2)         ($)
----------------------------------     ----   -----------   --------  ----------  ------------   -----------
Tony Shahbaz(4)
   President, Chief Executive          2008   $   181,884   $     --  $   24,594  $      --(4)    $  206,478
   Officer, Acting Chief Financial     2007   $   197,384   $     --  $   31,676  $      --(4)    $  229,060
   Officer and Secretary
Thomas L. Gruber(5)
   Chief Operating Officer and         2008   $   152,658   $     --  $    8,102  $       --      $  160,760
   Chief Financial Officer             2007   $   148,383   $     --  $   10,218  $       --      $  158,601
_______________
(1)  The amounts shown are the compensation costs recognized in our financial statements for 2007 related to grants of stock options to certain named executive officers in prior years, to the extent we recognized compensation cost in 2007 for such awards in accordance with the provisions of SFAS No.
     123R. For a discussion of valuation assumptions used in the SFAS No. 123R calculations, see Note 13 to Consolidated Financial Statements included elsewhere in this report. The options were issued under our 2002 and 2003
     Stock Option Plans. Information regarding the vesting schedule for Messrs.
     Shahbaz and Gruber is included in the footnotes to the "Outstanding Equity
     Awards at Fiscal Year-End" table below.
(2)  The value of perquisites and other personal benefits was less than $10,000 in aggregate for each executive other than Mr. Shahbaz.
(3)  Mr. Shahbaz was appointed as Acting Chief Financial Officer effective
     December 15, 2008.
(4)  Mr. Shahbaz is entitled to an automobile allowance in the amount of $1,200 per month under his Employment Agreement. However, in lieu of this allowance, Mr. Shahbaz used until December 2006, an automobile we purchased in August 2005 for $84,597. In December 2006, we traded this automobile in against another automobile that Mr. Shahbaz uses. We purchased for Mr.
     Shahbaz's use the second automobile for $68,034, not including the trade-in value of the first vehicle.
(5)  Mr. Gruber resigned as Chief Operating Officer, and as Chief Financial
     Officer and an employee of I/OMagic Corporation on November 21, 2008.

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

GRANTS OF PLAN-BASED AWARDS

         There were no grants of plan-based awards made to any named executive officer during the year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

                                                         OPTION AWARDS
                        --------------------------------------------------------------------------
                                      NUMBER            NUMBER
                                        OF                OF
                                    SECURITIES        SECURITIES
                                    UNDERLYING        UNDERLYING
                                   UNEXERCISED        UNEXERCISED        OPTION
                                     OPTIONS            OPTIONS         EXERCISE         OPTION
                                       (#)                (#)            PRICE         EXPIRATION
      NAME                        EXERCISABLE       UNEXERCISABLE         ($)             DATE
----------------------            -----------       -------------     -----------       ----------
  Tony Shahbaz                       59,000(1)             --         $      3.85       3/09/2009
                                    101,719(2)           3,281        $      2.75       7/14/2010

  Thomas L. Gruber(3)                37,500             12,500        $      4.00       11/2/2011

_____________
   (1)    The option vested as to 40% of the underlying shares immediately with the balance vesting in equal amounts in each of the 36 months following the March 9, 2004 grant date.
   (2)    The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the July 14, 2005 grant date.
   (3)    Mr. Gruber resigned as Chief Operating Officer, and as Chief Financial
          Officer and an employee of I/OMagic Corporation on November 21, 2008.

OPTION EXERCISES AND STOCK VESTED

         None of the named executive officers acquired shares through the exercise of options and no stock grants vested during the year ended December 31, 2008.

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

CALCULATION OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

         In accordance with the rules of the Securities and Exchange Commission, the following table presents our estimate of the benefits payable to the named executive officers under our 2002 and 2003 Stock Option Plans and their employment agreements, if any, assuming that (i) a change in control occurred on December 31, 2008, the last business day of 2008 and none of the equity awards were assumed by the successor corporation, (ii) a qualifying termination occurred on December 31, 2008, which is a termination by us without "cause,"
(iii) a non-qualifying termination occurred on December 31, 2008, which is a termination by us for "cause," or (iv) an other termination occurred on December 31, 2008, which is a termination by executive voluntarily or by us upon the executive's death or disability. Mr. Gruber resigned on November 21, 2008 and is therefore not included in the table below.

                                                                                      VALUE OF
                                                          SALARY      CONTINUATION      OPTION           TOTAL
        NAME                      TRIGGER               AND BONUS     OF BENEFITS   ACCELERATION(1)     VALUE(2)
----------------------  --------------------------    -------------- -------------  ---------------    -----------
Tony Shahbaz                 Change in Control        $         --   $         --     $         --     $       --
                          Qualifying Termination      $   157,146(3) $    3,013(4)    $         --     $   160,159
                        Non-Qualifying Termination    $   794,000(5) $         --     $         --     $   794,000
                             Other Termination        $         --   $         --     $         --     $       --
______________
(1)   Represents the aggregate value of the accelerated vesting of the executive officer's unvested stock options and restricted stock grants. The amounts shown as the value of the accelerated stock options and restricted stock grants in connection with a change in control without a qualifying termination are based solely on the intrinsic value of the options as of
      December 31, 2008. This value was calculated by multiplying (a) the difference between the fair market value of our common stock on December
      31, 2008, which was $0.10, and the applicable exercise price by (b) the assumed number of option shares vesting on an accelerated basis on
      December 31, 2008.
(2)   Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors' and officers'
      liability insurance, if applicable.
(3)   Represents 9.5 months additional salary through the end of the term of executive's employment agreement based on executive's salary in 2008.
(4)   Represents the aggregate value of the continuation of certain employee benefits through the end of the term of executive's employment agreement based on the cost of executive's employee benefits in 2008.
(5)   Represents four times executive's salary based on executive's salary in
      2008.

COMPENSATION OF DIRECTORS

         Other than Dr. Ting, our directors do not receive any cash compensation for their services as members of our board of directors; however, each director is entitled to reimbursement of his reasonable expenses incurred in attending meetings of our board of directors. Dr. Ting received $1,500 per meeting for his attendance at meetings of our board of directors and its committees. We do not have a predetermined or automatic annual or other periodic program for grants of equity compensation to our directors. Equity compensation is granted as and when determined appropriate by our Compensation Committee or our full board.

COMPENSATION OF EMPLOYEE DIRECTOR

         Mr. Shahbaz was compensated as a full-time employee and officer but received no additional compensation for service as a board member during 2008. Information regarding the compensation awarded to Mr. Shahbaz is included in the "Summary Compensation Table" above.

DIRECTOR COMPENSATION TABLE

         The following table summarizes the compensation of our directors for the year ended December 31, 2008:


                               FEES EARNED
                                 OR PAID            OPTION          ALL OTHER
                                 IN CASH            AWARDS         COMPENSATION          TOTAL
NAME                               ($)              ($)(1)            ($)(2)              ($)
-------------------------   ----------------    ---------------   ----------------    ---------------
Steel Su(3)                 $            --     $        5,305    $            --     $        6,618
Daniel Yao(4)               $            --     $        5,517    $            --     $        7,677
Dr. William Ting(5)         $            --     $           --    $        23,812     $       23,812

___________
(1)   The amounts shown are the compensation costs recognized in our financial statements for 2008 related to grants of stock options to each director in previous years, to the extent we recognized compensation cost in 2008 for such awards in accordance with the provisions of SFAS No. 123R.
(2)   The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director. However, we paid Dr. Ting an aggregate of
      $16,312 for his time spent with our management on strategic financial and product review and analysis.
(3)   Mr. Su resigned as a member of our board of directors on December 3, 2008.
      At December 31, 2008, Mr. Su held no options to purchase shares of our common stock.
(4)   Mr. Yao resigned as a member of our board of directors on September 30,
      2008. At December 31, 2008, Mr. Yao held no options to purchase shares of our common stock.
(5)   Dr. Ting resigned as a member of our board of directors on December 4,
      2008. At December 31, 2008, Mr. Ting held no options to purchase shares of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         As of April 13, 2009, a total of 4,540,292 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o each person known by us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
         o        each of our directors;
         o        each of our current executive officers; and
         o all of our directors and current executive officers as a group.

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

                                                                              AMOUNT AND NATURE
                                                                                OF BENEFICIAL          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                  TITLE OF CLASS      OWNERSHIP OF CLASS       OF CLASS
----------------------------------------                 --------------      ------------------       ---------
Tony Shahbaz...........................................      Common               2,500,478(2)           53.19%
Steel Su...............................................      Common                 573,461(3)           12.63%
Sung Ki Kim............................................      Common                 375,529(4)            8.27%
Citrine Group Limited..................................      Common                 340,818(5)            7.51%
All directors and executive officers as a group (1
   person).............................................      Common               2,500,478(6)           53.19%




_____________
(1)     Unless otherwise indicated, the address of each person in this table is
        c/o I/OMagic Corporation, 4 Marconi, Irvine, California 92618. Mr.
        Shahbaz is an executive officer and the sole director of I/OMagic
        Corporation.
(2)     Consists of: (i) 493,462 shares of common stock and 160,719 shares of common stock underlying options held individually by Mr. Shahbaz; (ii)
        1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or
        Susha Nevada; and (iv) 39,206 shares of common stock held by King Eagle
        Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha
        California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer
        Corp. are equal owners of the membership interests in Susha California and Susha Nevada.
(3)     Consists of 406,794 shares of common stock held individually by Mr. Su and 166,667 shares of common stock held by Behavior Tech Computer Corp.
        Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp.
        and has sole voting and sole investment power over the shares held by
        Behavior Tech Computer Corp.
(4)     Represents 375,529 shares of common stock held by BTC Korea Co., Ltd., or BTC Korea. Since October 22, 2003, Mr. Kim has served as Chief
        Executive Officer and President of BTC Korea and has sole voting and sole investment power over the shares held by BTC Korea. The address for
        Mr. Kim is c/o BTC Korea Co., Ltd., 160-5, Kajwa-Dong Seo-Ku, Incheon
        City, Korea.
(5)     Consists of 340,818 shares of common stock held by Citrine Group
        Limited, a wholly owned subsidiary of Ritek Corporation. Mr. Yao, a former director, has sole voting and sole investment power over the shares held by Citrine Group Limited. The address for Mr. Yao is c/o
        Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu
        Industrial Park, Taiwan.
(6)     Includes 160,719 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

                                                  NUMBER OF
                                               SECURITIES TO BE         WEIGHTED-AVERAGE            NUMBER OF
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      SECURITIES REMAINING
                                                 OUTSTANDING,              OUTSTANDING              AVAILABLE
                                              OPTIONS, WARRANTS         OPTIONS, WARRANTS   FOR FUTURE ISSUANCE UNDER
PLAN CATEGORY                                     AND RIGHTS               AND RIGHTS       EQUITY COMPENSATION PLANS
-----------------------------------------  ------------------------    ------------------   -------------------------
Equity Compensation Plans Approved by
   Security Holders....................             286,824            $           3.15               296,510
Equity Compensation Plans Not Approved
   by Security Holders.................                  --            $             --                    --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     POLICIES AND PROCEDURES FOR APPROVAL OF RELATED PARTY TRANSACTIONS

         Our board of directors has the responsibility to review and discuss with management and approve interested transactions with related parties. During this process, the material facts as to the related party's interest in a transaction are disclosed to all board members or an applicable committee. Our board of directors is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction. An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest. Transactions that are in the ordinary course of business and would not require disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board or an independent committee of the board would not be deemed interested transactions. Mr. Shahbaz, our sole director who serves full-time as our President, Chief Executive Officer, Acting Chief Financial Officer and Secretary, is not "independent" as defined in NASD Marketplace Rule 4200(a)(15). No director may participate in any approval of an interested transaction with respect to which he or she is a related party. Our board intends to approve only those related party transactions that are in the best interests of I/OMagic and our stockholders.

     GENERAL

         Other than as described below or elsewhere in this report, since January 1, 2008 there has not been a transaction or series of related transactions to which I/OMagic was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. None of the below transactions were separately approved by our Board as they occurred prior to our adoption of our policies and procedures for approval of related party transactions.

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

     LUNG HWA ELECTRONICS CO., LTD. AND BTC USA

         On June 6, 2005, we entered into a new trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on our behalf. We were permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, resulted in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. We were to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the year ended December 31, 2008, we made no purchases under this arrangement. As of December 31, 2008, there were no trade payables outstanding under this arrangement. We do not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the year ended December 31, 2008, we purchased $723,600 of inventory under this arrangement. As of December 31, 2008, there were $4,604,138 in trade payables outstanding under this arrangement. As of April 13, 2009, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.
Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table presents the aggregate fees paid by us for professional audit services rendered by Simon & Edward, LLP, or Simon & Edward, for the years ended December 31, 2008 and 2007. We appointed Simon & Edward as our independent registered public accounting firm on July 21, 2008.

                                                  2008                  2007
                                          ---------------       ----------------
          Audit Fees                      $        53,333       $             --
          Audit-Related Fees                           --                     --
          Tax Fees                                     --                     --
          All Other Fees                               --                     --
                                          ---------------       ----------------
              Total                       $        53,333       $             --
                                          ===============       ================

         The following table presents the aggregate fees paid by us for professional audit services rendered by Swenson Advisors, LLP, or Swenson Advisors, for the years ended December 31, 2008 and 2007. We appointed Swenson Advisors as our independent registered public accounting firm on December 12, 2006.

                                                2008                  2007
                                          ---------------       ----------------
          Audit Fees                      $       130,575       $       425,761
          Audit-Related Fees                           --                    --
          Tax Fees                                 10,000                10,337
          All Other Fees                               --                20,000
                                          ---------------       ----------------
              Total                       $       140,575       $       456,098
                                          ===============       ================

         AUDIT FEES. Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and our Registration Statements on Forms S-1 and S-8, including amendments thereto.

         AUDIT-RELATED FEES. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under "Audit Fees."

         TAX FEES. Tax Fees consist of fees billed for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

         ALL OTHER FEES. All Other Fees consist of fees billed for services other than those noted above.

         Our Audit Committee has determined that all non-audit services provided by Swenson Advisors are and were compatible with maintaining that firm's audit independence.

         Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2008, all services performed by Simon & Edward and Swenson Advisors were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1), (a)(2) and (c) Financial Statements and Financial Statement Schedules
-----------------------------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Consolidated Financial Statements and Supplemental Information contained on page F-1 of this report.

(a)(3) and (b) Exhibits
-----------------------

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


                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                    AND SUPPLEMENTAL INFORMATION
                                                                                                PAGE
                                                                                                ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................................      F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2008 and 2007......................      F-3

         Consolidated Statements of Operations for the Years Ended
             December 31, 2008 and 2007....................................................      F-4

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
             December 31, 2008 and 2007....................................................      F-5

         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2008 and 2007....................................................      F-6

         Notes to Consolidated Financial Statements........................................      F-7

SUPPLEMENTAL INFORMATION

         Schedule II - Valuation and Qualifying Accounts...................................     F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
I/OMagic Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008. Our audits also include the financial statement Schedule II. I/OMagic Corporation and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ SIMON & EDWARD, LLP
----------------------------------
City of Industry, California
April 15, 2009


                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                    -------------------------------
                                                                                          2008             2007
                                                                                    -------------     -------------
                                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $     425,495     $   1,463,122
    Restricted cash                                                                             -           341,899
    Accounts receivable, net                                                            1,039,595         6,941,856
    Inventory, net                                                                      1,524,719         5,492,846
    Prepaid expenses and other current assets                                             101,695           107,041
                                                                                    -------------     -------------
       Total current assets                                                             3,091,504        14,346,764
EQUIPMENT, net                                                                            189,719           247,551
TRADEMARKS, net                                                                                 -           293,016
OTHER ASSETS                                                                               41,928            41,928
                                                                                    -------------     -------------
       TOTAL ASSETS                                                                 $   3,323,151     $  14,929,259
                                                                                    =============     =============
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Line of credit                                                                  $           -     $   3,864,942
    Accounts payable, accrued expenses and other                                          852,994         1,153,188
    Accounts payable - related parties                                                  4,604,138         7,414,212
    Deferred revenue                                                                       26,400                 -
    Capital lease obligations - current portion                                            54,942            47,593
    Accrued mail-in rebates                                                                24,080           432,046
                                                                                    -------------     -------------
       Total current liabilities                                                        5,562,554        12,911,981
LONG-TERM LIABILITIES
    Capital lease obligations                                                              13,704            65,885
                                                                                    -------------     -------------
    Total long-term liabilities                                                            13,704            65,885
                                                                                    -------------     -------------
    Total liabilities                                                                   5,576,258        12,977,866
                                                                                    -------------     -------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding                  -                 -
       Series B, 1,000,000 shares authorized, no shares issued and outstanding                  -                 -
    Common stock, $0.001 par value 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                                4,541             4,541
    Additional paid-in capital                                                         31,842,567        31,794,655
    Accumulated deficit                                                               (34,100,215)      (29,847,803)
                                                                                    -------------     -------------
    Total stockholders' equity (deficit)                                               (2,253,107)        1,951,393
                                                                                    -------------     -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   3,323,151     $  14,929,259
                                                                                    =============     =============

                             See accompanying notes to these consolidated financial statements



                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                      2008                2007
                                                               ---------------     ---------------
NET SALES                                                      $    13,364,118     $    32,121,241
COST OF SALES                                                       13,317,501          30,731,391
                                                               ---------------     ---------------
GROSS PROFIT                                                            46,617           1,389,850
                                                               ---------------     ---------------
OPERATING EXPENSES
     Selling, marketing, and advertising                             1,053,324           1,251,282
     General and administrative                                      2,813,841           4,447,674
     Depreciation and amortization                                     128,659             139,048
     Impairment of trademarks                                          224,088                   -
                                                               ---------------     ---------------
         Total operating expenses                                    4,219,912           5,838,004
                                                               ---------------     ---------------
LOSS FROM OPERATIONS                                                (4,173,295)         (4,448,154)
                                                               ---------------     ---------------
OTHER INCOME (EXPENSE)
     Interest income                                                         -                   6
     Interest expense                                                  (91,591)           (410,214)
     Currency transaction gain                                            (600)                117
     Gain on disposal of equipment                                           -                   -
     Other income                                                       13,874             106,071
     Litigation settlement                                                   -                   -
                                                               ---------------     ---------------
         Total other income (expense)                                  (78,317)           (304,020)
                                                               ---------------     ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES                              (4,251,612)         (4,752,174)
PROVISION FOR INCOME TAXES                                                 800                 800
                                                               ---------------     ---------------
NET LOSS                                                       $    (4,252,412)    $    (4,752,974)
                                                               ===============     ===============
BASIC AND DILUTED LOSS PER SHARE                               $         (0.94)    $         (1.05)
                                                               ===============     ===============
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING                4,540,292           4,540,292
                                                               ===============     ===============


                  See accompanying notes to these consolidated financial statements



                                                I/OMAGIC CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007




                                                                      ADDITIONAL                                        TOTAL
                                              COMMON STOCK             PAID-IN       TREASURY       ACCUMULATED      STOCKHOLDERS'
                                         SHARES         AMOUNT         CAPITAL         STOCK          DEFICIT      EQUITY (DEFICIT)
                                       ----------   ------------   --------------   -----------   ---------------   ---------------
Balances at December 31, 2006          4,540,292    $      4,541   $   31,681,409   $        -    $  (25,094,829)   $    6,591,121

Share-based compensation expense               -               -           66,916            -                 -            71,493

Warrants issued for services rendered          -               -           46,330            -                 -            41,753

Net loss                                       -               -                -            -        (4,752,974)       (4,752,974)
                                       ----------   ------------   --------------   -----------   ---------------   ---------------
Balances at December 31, 2007          4,540,292    $      4,541   $   31,794,655   $        -    $  (29,847,803)   $    1,951,393
                                       ==========   ============   ==============   ===========   ===============   ===============

Share-based compensation expense               -               -           47,912            -                 -            47,912

Net loss                                       -               -                -            -        (4,252,412)       (4,252,412)
                                       ----------   ------------   --------------   -----------   ---------------   ---------------
Balances at December 31, 2008          4,540,292    $      4,541   $   31,842,567   $        -    $  (34,100,215)   $   (2,253,107)
                                       ==========   ============   ==============   ===========   ===============   ===============

                              See accompanying notes to these consolidated financial statements





                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                    2008               2007
                                                              ---------------    ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (4,252,412)    $   (4,752,974)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                                   59,732             70,120
      Amortization of trademarks                                      68,928             68,928
      Impairment of trademarks                                       224,088                  -
      Allowance for doubtful accounts                               (145,075)           111,128
      Allowance for product returns                                  (85,958)           (66,139)
      Reserves for sales incentives                                   16,489           (254,993)
      Accrued point-of-sale rebates                                   37,822         (1,120,558)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                      (314,042)          (193,016)
      Allowance for obsolete inventory                               (79,072)           (86,000)
      Share-based compensation expense                                47,912             66,196
      Warrants issued for services rendered                                -             46,330
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                          6,393,025          6,116,409
      Inventory                                                    4,047,199          5,000,070
      Prepaid expenses and other current assets                        5,346            (35,308)
      Deferred revenue                                                26,400                  -
      Accounts payable, accrued expenses and other                  (300,194)        (3,997,555)
      Accounts payable - related party                            (2,810,074)          (531,768)
      Capital leases                                                 (44,832)           113,478
      Accrued mail-in rebates                                       (407,966)          (837,950)
                                                              ---------------    --------------
Net cash provided by (used in) operating activities                2,487,316           (282,882)
                                                              ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                   341,899            551,268
   Equipment additions                                                (1,900)          (123,554)
                                                              ---------------    --------------
Net cash provided by investing activities                            339,999            427,714
                                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                                 (3,864,942)          (515,191)
   Proceeds from sales of common stock                                     -                  -
                                                              ---------------    --------------
Net cash used in financing activities                             (3,864,942)          (515,191)
                                                              ---------------    --------------
Net decrease in cash and cash equivalents                         (1,037,627)          (370,359)
Cash and cash equivalents at beginning of year                     1,463,122          1,833,481
                                                              ---------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $      425,495     $    1,463,122
                                                              ==============     ==============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                           $       91,591     $      410,214
                                                              ==============     ==============
      INCOME TAXES PAID                                       $          800     $          800
                                                              ==============     ==============

                  See accompanying notes to these consolidated financial statements

                                                F-6

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Business
------------------

I/OMagic Corporation ("I/OMagic"), a Nevada corporation, develops, manufactures through subcontractors or obtains from suppliers, markets and sells data storage products and other consumer electronics products. The Company sells its products in the United States and Canada to distributors and retailers.

Liquidity and Going Concern
---------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses for the years ended December 31, 2008 and 2007, of $4.3 million and $4.8 million, respectively. These matters, among others, raise doubt about the Company's liquidity and ability to fund future operations.

At December 31, 2008, the Company had cash and cash equivalents of $425,495. As of April 13, 2009, the Company had only $376,727 of cash on hand.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of I/OMagic and its subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated. On February 26, 2009, Articles of Merger were filed with the State of Nevada to merge the Company's wholly-owned subsidiary, IOM Holdings, Inc., with and into the Company.

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

Restricted Cash
---------------

Restricted cash primarily represents time deposits that are pledged as collateral for the Company's line of credit with Silicon Valley Bank at December 31, 2008 and 2007.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Inventory
---------

The Company's inventories are stated at the lower-of-cost-or-market price. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company's lower-of-cost-or-market adjustments to its consigned inventories were approximately $24,000 and $1.4 million for the years

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ended December 31, 2008 and 2007, respectively, which is included in cost of sales. The December 31, 2007 adjustment was a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2008 and 2007.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in selling, marketing and advertising expenses. For the years ended December 31, 2008 and 2007, shipping and handling costs were approximately $501,751 and $654,560, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2008 and 2007, there were no shipping and handling costs billed to customers.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the years ended December 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the years ended December 31, 2008 and 2007, was $47,912 and $66,916, respectively, and is included in general and administrative expenses. For the years ended December 31, 2008 and 2007, cash flows from operations and cash flows from financing activities were not affected by the adoption of SFAS No. 123(R).

The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2006, when valuing awards, the Company used the awards' contractual term as a proxy for the expected life of the award and historical volatility to approximate expected volatility. For the years ended December 31, 2008 and 2007, the Company used the simplified-method under SAB No. 107 to determine an award's expected term and the Company's historical volatility to approximate expected volatility.

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

For the years ended December 31, 2008 and 2007, a total of 286,824 and 353,775, stock options and warrants outstanding, respectively, were excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive.

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

NOTE 3 - CONCENTRATION OF RISK

Cash and Cash Equivalents
-------------------------

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of December 31, 2008 and 2007, balances totaling $163,214 and $1,817,241, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Accounts Receivable
-------------------

As of December 31, 2008, the Company had a distributor and two retailers that collectively represented 92.3% of accounts receivable. The amounts due from the distributor and two retailers were 49.5%, 31.4% and 11.4% of gross accounts receivable, respectively.

As of December 31, 2007, the company had three retailers that collectively represented 54.8% of accounts receivable. The amounts due from the three retailers were 28.7%, 13.6% and 12.5% of gross accounts receivable, respectively.

Retailers
---------

For the year ended December 31, 2008, the Company's most significant distributors and retailers were Tech Data, Staples and Target. Collectively, the distributors and two retailers accounted for 78% of the Company's net sales in 2008. For the year ended December 31, 2007, the Company's most significant distributors and retailers were Staples, OfficeMax, Costco, Office Depot and Target. Collectively, these five retailers accounted for 75% of the Company's net sales in 2007.

Related Parties
---------------

For the year ended December 31, 2008, the Company purchased inventory from one related party, BTC USA, an affiliate of BTC, a stockholder of the Company and deemed a related party, in amounts totaling $724,880 which represented 10% of total inventory purchases during the year. As of December 31, 2008 and 2007, there were $4.6 million in trade payables outstanding to this related party.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended December 31, 2007, the Company purchased inventory from two related parties, Lung Hwa and BTC, in amounts totaling $3.8 million and $8.4 million, respectively, which represented 15% and 34%, respectively, of total inventory purchases during the year. As of December 31, 2007, there were $0 and $7.4 million, respectively, in trade payables outstanding to these related parties.

Segment and Foreign Operations
------------------------------

The Company operates in one segment: consumer electronics. The Company sells its products in the United States and Canada, together known as the North American retail marketplace.

For the years ended December 31, 2008 and 2007, the Company had net sales to Canadian retailers that represented 0% and 1%, respectively, of total net sales. As December 31, 2008 and 2007, the Company's Canadian retailers represented 0% and 4%, respectively, of gross accounts receivable.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2008 and 2007, consisted of the following:

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           2008                2007
                                                                    ----------------    ----------------
        Accounts receivable                                         $      1,853,708    $      8,246,733
        Less:    Allowance for doubtful accounts                              (1,053)           (146,128)
                 Allowance for product returns                              (314,310)           (400,268)
                 Reserve for sales incentives                                (57,477)            (40,988)
                 Accrued point-of-sale rebates                              (298,351)           (260,529)
                 Accrued market development funds, cooperative
                    advertising costs and cross dock fees                   (142,922)           (456,964)
                                                                    ----------------    ----------------
           TOTAL                                                    $      1,039,595    $      6,941,856
                                                                    ================    ================
NOTE 5 - INVENTORY

Inventory as of December 31, 2008 and 2007, consisted of the following:

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           2008                2007
                                                                    ----------------    ----------------

        Component parts                                             $        154,697    $        270,083
        Finished goods--warehouse                                          1,076,194           3,408,544
        Finished goods--consigned                                            596,652           2,254,219
                                                                    ----------------    ----------------
                                                                           1,827,543           5,932,846

        Less:    Allowance for obsolete and slow-moving inventory           (302,824)           (440,000)
                                                                    ----------------    ----------------
             TOTAL                                                  $      1,524,719    $      5,492,846
                                                                    ================    ================

Consigned inventory is located at the stores and distribution centers of certain retailers and distributors with which the Company has consignment agreements.
The inventory is owned by the Company until sold by the retailers.



                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company realized lower-of-cost-or-market adjustments to its consigned inventories of approximately $24,000 and $1.4 million which are included in cost of sales for the years ended December 31, 2008 and 2007, respectively. The
December 31, 2007 adjustment is a result of inventory in the Company's consignment sales channels that was returned during the fourth quarter of 2007 and the first quarter of 2008 and required adjustment due to the declining value of magnetic data storage products.

NOTE 6 - EQUIPMENT

Equipment as of December 31, 2008 and 2007, consisted of the following:

                                                                      DECEMBER 31,         DECEMBER 31,
                                                                          2008                 2007
                                                                    ----------------    ----------------

         Computer equipment and software                            $       977,423     $        975,523
         Warehouse equipment                                                138,065              138,065
         Office furniture and equipment                                     281,155              281,155
         Vehicles                                                            74,742               74,742
         Leasehold improvements                                             106,633              106,633
                                                                    ----------------    ----------------
                                                                          1,578,018            1,576,118
         Less: Accumulated depreciation                                  (1,388,299)          (1,328,567)
                                                                    ----------------    ----------------
             TOTAL                                                  $       189,719     $        247,551
                                                                    ================    ================

For the years ended December 31, 2008 and 2007, depreciation and amortization expense (including capital leases) was $59,731 and $70,120, respectively.
Included in equipment are the following capitalized leases:

                                                                      DECEMBER 31,         DECEMBER 31,
                                                                          2008                 2007
                                                                    ----------------    ----------------

         Computer equipment and software                            $        38,281     $         38,281
         Warehouse equipment                                                 69,052               69,052
         Office furniture and equipment                                      40,148               40,148
                                                                    ----------------    ----------------
                                                                            147,481              147,481
         Less: Accumulated depreciation                                     (44,155)             (20,444)
                                                                    ----------------    ----------------
             TOTAL                                                  $       103,326     $        127,037
                                                                    ================    ================

NOTE 7 - TRADEMARKS

Trademarks as of December 31, 2008 and 2007, consisted of the following:

                                                                      DECEMBER 31,         DECEMBER 31,
                                                                          2008                 2007
                                                                    ----------------    ----------------

         Trademarks                                                 $       499,800     $        499,800
         Less:    Amortization                                             (499,800)            (206,784)
                                                                    ----------------    ----------------
             TOTAL                                                  $             -     $        293,016
                                                                    ================    ================

Amortization expense on these intangible assets was $68,928 for each of the years ended December 31, 2008 and 2007. In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2008. Based on this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to no sales of product under the Hi-Val(R) brand and very limited sales under the Digital Research Technologies(R) brand and no sales forecast by the Company in subsequent periods. Therefore, the Company recorded an impairment of the total remaining value of the trademarks of $224,088 as of December 31, 2008.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LINES OF CREDIT

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2008 and 2007, consisted of the following:

                                                     2008               2007
                                                --------------   ---------------

Trade accounts payable                          $      565,804   $       885,867
Accrued compensation and related benefits              121,998           116,764
Other                                                  165,192           150,557
                                                --------------   ---------------
     TOTAL                                      $      852,994   $     1,153,188
                                                ==============   ===============

NOTE 10 - ACCOUNTS PAYABLE--RELATED PARTIES

On June 6, 2005, the Company entered into a new trade credit facility with Lung Hwa that replaced its previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on the Company's behalf. The Company was permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case the Company used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


by Lung Hwa. Lung Hwa charged the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, resulted in a credit to the Company for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. The Company was to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. For the years ended December 31, 2008 and 2007, the Company purchased $0 and $3.8 million, respectively, of inventory under this arrangement. As of December 31, 2008 and 2007, there were $0 and $665,000, respectively, in trade payables outstanding under this arrangement. The Company does not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company's significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the years ended December 31, 2008 and 2007, the Company purchased $724,800 and $8.4 million of inventory, respectively, under this arrangement. As of December 31, 2008 and 2007, there were $6.4 million and $6.7 million, respectively, in trade payables outstanding under this arrangement. As of April 13, 2009, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

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

Future minimum lease payments under this non-cancelable operating lease obligations at December 31, 2008, were as follows:

                                   YEAR ENDING
                                   DECEMBER 31,
                                   ------------
                                       2009                   $  306,543
                                       2010                   $   13,703
                                                              ----------
                                         Total                $  320,246
                                                              ==========

Rent expense was $370,040 and $359,240 for the years ended December 31, 2008 and 2007, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Capital Lease Obligations
-------------------------

The Company entered into various lease agreements during 2007 to acquire certain equipment. Future payments under these capital lease obligations at December 31, 2008 were as follows:

                                   YEAR ENDING
                                   DECEMBER 31,
                                   ------------
                                       2009                   $  54,943
                                       2010                      13,703
                                                              ---------
                                         Total                $  68,646
                                                              =========

Financial Agreements
--------------------

The Company entered into a Loan and Security Agreement in January 2007 which provided for a loan commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000. In April 2008, the Company entered into a new Loan and Security Agreement. The Loan and Security Agreement was terminated in July 2008.

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC which provides for an accounts receivable-based credit facility.

Service Agreements
------------------

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. During the years ended December 31, 2008 and 2007, the Company incurred expenses of $251,541 and $414,349, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Employment Contract
-------------------

The Company entered into an employment agreement with one of its officers on October 15, 2002, the initial term of which expired on October 15, 2007. The contract automatically renewed for one year and will continue to renew for successive one year periods unless expressly terminated by either party. The agreement, which was effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition,

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the agreement provides for a quarterly bonus equal to 7% of the Company's quarterly net income. For the years December 31, 2008 and 2007, no bonuses were paid under the terms of this agreement. As of December 31, 2008 and 2007, there were no accrued bonuses under this agreement.

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

For the years ended December 31, 2008 and 2007, the Company incurred $353,091 and $437,553, respectively, related to its retail agreements with its retailers. These amounts are netted against revenue in the accompanying consolidated statements of operations.

The Company has obligations to two of its retailers to provide "back-end" market development funds if the retailer exceeds certain purchase thresholds. The Company reviews these two commitments on a quarterly basis to determine the probability of the retailers exceeding the thresholds. If in management's opinion, the thresholds will be exceeded, additional accruals will be required to account for these "back-end" fees. As of December 31, 2008 and 2007, no such fees were incurred or accrued.

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

Legal Matters
-------------

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin
J. Senn and Senn Palumbo Meulemans, LLP, the Company's former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants' representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company's allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic for attorneys' fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company's favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding, the Verdict based upon the Court's ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company's favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company was to pay defendants' costs on appeal. The Company paid the defendants' claim for costs.

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

NOTE 12 - REDEEMABLE CONVERTIBLE PREFERRED

During December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock. Series A preferred stockholders do not have voting powers and are entitled to receive dividends on an equal basis with the holders of the Company's common stock. Series B preferred stockholders have the same rights as Series A preferred stockholders, except the Company is obligated to redeem any issued shares that have been outstanding for two years. At December 31, 2008 and 2007, no shares of Series A or Series B preferred stock were outstanding.

NOTE 13 - COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock Issued in Connection with the Exercise of Options
--------------------------------------------------------------

During the years ended December 31, 2008 and 2007, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

Warrants
--------

During the year ended December 31, 2005, the Company issued warrants to purchase 150,000 shares of common stock to a financial advisory firm, 50,000 of which were exercisable at $3.00 per share, 50,000 of which were exercisable at $4.00 per share and 50,000 of which were exercisable at $5.00 per share. These warrants vested immediately. None of the warrants were exercised and the warrants expired in January 2007.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2007, the Company issued warrants to purchase 50,000 shares of common stock to two financial advisory firms, all of which were exercisable at $3.00 per share. The warrants vested immediately. The fair value of the warrants was determined to be $46,330 using the Black-Scholes Model assuming a 127% expected votality and a risk factor rate of 4.9%. This amount was recorded as a general and administrative expense on the consolidated statements of operations. None of the warrants were exercised and the warrants expired in October 2008. The assumptions and valuation methods for valuing the warrants are the same as those used for the Company's stock options outstanding.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of option and warrant activity under the Plans for the years ended December 31, 2007 and 2006 is presented below:

                                                                                              Weighted-
                                                                           Weighted-           Average
                                                                            Average           Remaining           Aggregate
                                                                            Exercise         Contractural         Intrinsic
                    Options and Warrants                 Shares              Price           Life (Years)           Value
-------------------------------------------------   ------------------  -----------------  -----------------   -----------------
Outstanding at January 1, 2007                                504,850        $ 3.36                2.5            $ 1,280,000
Granted                                                        50,000        $ 3.00                0.8
Exercised                                                           -
Forfeited                                                     201,075        $ 3.65
                                                    ------------------
Outstanding at December 31, 2007                              353,775        $ 3.15                2.4
                                                    ==================
Exercisable at December 31, 2007                              300,119        $ 3.15                2.3
                                                    ==================
Vested or expected to vest at December 31, 2007               348,508        $ 3.15                2.4
                                                    ==================
Granted                                                             -
Exercised                                                           -
Forfeited                                                      66,951        $ 3.16
                                                    ------------------
Outstanding at December 31, 2008                              286,824        $ 3.14                1.6            $   501,761
                                                    ==================
Exercisable at December 31, 2008                              277,458        $ 3.16                1.6
                                                    ==================
Vested or expected to vest at December 31, 2008               283,648        $ 3.15                1.6
                                                    ==================

Aggregate intrinsic value excludes those options that are not "in-the-money." Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

The weighted-average grant date fair value of awards granted under the Plans for the years ended December 31, 2008 and 2007 was $0.00 and $0.93 per share, respectively. Fair value was determined using the Black-Scholes model and the following assumptions:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2008          2007
                                                         ---------    ----------

Weighted-average volatility                                127%           127%
Expected dividends                                          --             --
Expected term (in years)                                   0.50          1.00
Risk-free rate                                            4.90%          4.90%

There were no options exercised during the year ended December 31, 2008 and 2007. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

As of December 31, 2008 and 2007, there were $15,513 and $90,337, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. That cost is expected to be recognized over the weighted-average period of 0.5 and 2.2 years, respectively.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table is a summary of the stock options and warrants as of December 31, 2008:

                                                                             WEIGHTED-         WEIGHTED-
                                                                              AVERAGE           AVERAGE
                                                           WEIGHTED-       EXERCISE PRICE    EXERCISE PRICE
                     STOCK OPTIONS     STOCK OPTIONS        AVERAGE        OF OPTIONS AND    OF OPTIONS AND
RANGE OF             AND WARRANTS       AND WARRANTS       REMAINING          WARRANTS          WARRANTS
EXERCISE PRICES       OUTSTANDING       EXERCISABLE     CONTRACTUAL LIFE    OUTSTANDING       EXERCISABLE
---------------       -----------       -----------     ----------------    -----------       -----------

$ 2.50-4.00               286,824            277,458       1.6 years            $3.14              $3.16

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

NOTE 14 - INCOME TAXES

The components of the income tax provision for the years ended December31, 2008 and 2007 were as follows:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                2008                   2007
                                           -------------          --------------
                    Current                $         800          $         800
                    Deferred                           -                      -
                                           -------------          --------------
                         TOTAL             $         800          $         800
                                           =============          ==============

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:


                                                          December 31,
                                                     --------------------------
                                                        2008            2007
                                                     -----------    -----------
 Computed "expected" tax benefit                     $(1,449,516)   $(1,600,658)
 Income taxes resulting from expenses not
    deductible for tax purposes                            3,641         10,903
 Other                                                     3,095             --
 Change in the valuation allowance for deferred tax
    assets net of return to provision adjustment       1,691,164      1,862,828
 State and local income taxes, net of tax benefit       (247,584)      (272,273)
                                                     -----------    -----------
      Total                                          $       800    $       800
                                                     ===========    ===========

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 2008 and 2007 consisted of the following:

                                                              DECEMBER 31,
                                                    -------------------------------
                                                        2008                2007
                                                    ------------       ------------
Current deferred tax assets
     Allownace for doubtful accounts                $        451       $     62,601
     Allownace for product returns                       134,650            171,475
     Allowance for sales incentives                       24,623             17,559
     Accrued compensation                                 29,697             27,847
     Inventory                                           238,106            796,929
     Deferred revenues                                    11,310                 --
     Other                                               122,251             89,848
     State taxes effect on tax assets                         --            (80,885)
     Valuation allowance                                (561,088)        (1,085,374)
                                                    ------------       ------------
          Net current deferred tax assets                     --                 --
                                                    ------------       ------------

Long-term deferred tax assets
     Net operating loss carryforward                $ 15,232,228       $ 12,658,359
     Amortization of trademarks                        1,721,755          1,871,708
     State taxes effect of deferred tax assets          (971,941)          (763,475)
     Valuation allowance                             (15,982,042)       (13,766,592)
                                                    ------------       ------------
                                                              --                 --
                                                    ------------       ------------
               NET DEFERRED TAX ASSETS              $         --       $         --
                                                    ============       ============

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of December 31, 2008 and 2007, the valuation allowance for deferred tax assets totaled $16,543,130 and $14,851,966, respectively. For years ended December 31, 2008 and 2007, the net change in the valuation allowance was $1,691,164 (increase) and $1,862,828 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37,788,000 and $26,972,000, respectively, that expire through 2028 and 2018, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accrual for the payment of interest and penalties

NOTE 15 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company made purchases from related parties totaling $724,880 and $12,200,833. See Note 10--Accounts Payable--Related Parties.


                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance,          Additions                           Balance,
                                                Beginning of       Charged to        Deductions          End of
                                                    Year           Operations       from Reserve          Year
                                              -------------     ------------      --------------    -------------
       Allowance for doubtful accounts
                     December 31, 2008        $     146,128     $     285,041     $    (430,116)    $       1,053
                     December 31, 2007        $      35,000     $     576,881     $    (465,753)    $     146,128

       Allowance for product returns
                     December 31, 2008        $     400,268     $     403,843     $    (489,801)    $     314,310
                     December 31, 2007        $     466,407     $     520,773     $    (568,912)    $     400,268

       Reserves for sales incentives
                     December 31, 2008        $     758,481     $   1,272,971     $  (1,532,702)    $     498,750
                     December 31, 2007        $   2,327,048     $   4,085,806     $  (5,654,373)    $     758,481

       Reserves for obsolete inventory
                      December 31, 2008       $     440,000     $   1,437,834     $  (1,577,010)    $     302,824
                      December 31, 2007       $     526,000     $     417,000     $    (503,000)    $     440,000



                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
 ------                             -----------

3.1 Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (7)
3.2      Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002
         (1)
10.1 Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
10.2     I/OMagic Corporation 2002 Stock Option Plan (#) (3)
10.3 Warehouse Services and Bailment Agreement dated February 3, 2003 between I/OMagic Corporation and Behavior Tech Computer (USA) Corp. (4)
10.4     I/OMagic Corporation 2003 Stock Option Plan (#) (6)
10.5 Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (5)
10.6     Form of Indemnification Agreement (8)
10.7 Amended and Restated Agreement between Lung Hwa Electronics Co. Ltd., and I/OMagic Corporation, dated July 21, 2005 (9)
10.8 Sale of Accounts and Security Agreement dated October 24, 2008 between I/OMagic Corporation and Rexford Funding, LLC (10)
14.1 I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (7)
14.2 I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (7)
14.3 Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (7)
21.1     Subsidiaries of the Registrant (8)
23.1     Consent of Independent Registered Public Accounting Firm (*)
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

---------------
(*)    Filed herewith.
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3) Incorporated by reference to Registrant's definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (File No. 000-27267).
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(6) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders held December 18, 2003.

(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(8) Incorporated by reference to the Registrant's registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(9) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 27, 2005 (File No. 000-27267).
(10) Incorporated by reference to the Registrant's current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 4, 2008 (File No. 000-27267).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2009.



                                               I/OMAGIC CORPORATION

                                               By:  /s/ TONY SHAHBAZ
                                                   ---------------------------
                                                    Tony Shahbaz
                                                    Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                               DATE
     ---------                      -----                               ----


/s/ TONY SHAHBAZ    President and Chief Executive Officer         April 15, 2009
-----------------   (principal executive officer), Acting Chief
Tony Shahbaz        Financial Officer (principal accounting and
                    financial officer), Secretary and Sole
                    Director

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