Form 10-Q
period 2009-03-31
I/OMAGIC CORP
filed 2009-05-11
CIK 1083663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes | | No | |

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                      Accelerated filer          |_|
Non-accelerated filer    |_|                      Smaller reporting company  |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of May 8, 2009, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

================================================================================

                              CAUTIONARY STATEMENT

         All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are "forward-looking statements." Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2008, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.


                                               TABLE OF CONTENTS

                                                    PART I
                                             FINANCIAL INFORMATION

                                                                                                          PAGE

Item 1.    Financial Statements..............................................................................1

           Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
              December 31, 2008..............................................................................1

           Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2009 and 2008 (restated) (unaudited).................................................2

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2009 and 2008 (restated) (unaudited).................................................3

           Notes to Condensed Consolidated Financial Statements..............................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................26

Item 4.    Controls and Procedures .........................................................................26

Item 4T.   Controls and Procedures .........................................................................26

                                                    PART II
                                               OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................................................27

Item 1A.   Risk Factors ....................................................................................27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .....................................27

Item 3.    Defaults Upon Senior Securities .................................................................27

Item 4.    Submission of Matters to a Vote of Security Holders .............................................28

Item 5.    Other Information ...............................................................................28

Item 6.    Exhibits ........................................................................................28

Signatures .................................................................................................29

Exhibits Filed with this Report



                                             PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2009                2008
                                                                                      ------------       ------------
                                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $    235,128       $    425,495
    Accounts receivable, net                                                               696,401          1,039,595
    Inventory, net                                                                       1,816,914          1,524,719
    Prepaid expenses and other current assets                                               61,400            101,695
                                                                                      ------------       ------------
       Total current assets                                                              2,809,843          3,091,504
EQUIPMENT, net                                                                             176,273            189,719
TRADEMARKS, net                                                                                 --                 --
OTHER ASSETS                                                                                41,928             41,928
                                                                                      ------------       ------------
       TOTAL ASSETS                                                                   $  3,028,044       $  3,323,151
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other                                      $    735,425       $    852,994
    Accounts payable - related parties                                                   4,537,753          4,604,138
    Deferred revenue                                                                            --             26,400
    Capital lease obligations - current portion                                             52,677             54,942
    Accrued mail-in rebates                                                                 15,920             24,080
                                                                                      ------------       ------------
       Total current liabilities                                                         5,341,775          5,562,554
                                                                                      ------------       ------------
LONG-TERM LIABILITIES
    Capital lease obligations                                                                3,441             13,704
                                                                                      ------------       ------------
    Total long-term liabilities                                                              3,441             13,704
                                                                                      ------------       ------------
    Total liabilities                                                                    5,345,216          5,576,258
                                                                                      ------------       ------------
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                                 4,541              4,541
    Additional paid-in capital                                                          31,850,209         31,842,567
    Accumulated deficit                                                                (34,171,922)       (34,100,215)
                                                                                      ------------       ------------
    Total stockholders' deficit                                                         (2,317,172)        (2,253,107)
                                                                                      ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  3,028,044       $  3,323,151
                                                                                      ============       ============

                            See accompanying notes to these consolidated financial statements



                       I/OMAGIC CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2009              2008
                                                           -----------       -----------
                                                                              (RESTATED)

NET SALES                                                  $ 2,389,264       $ 5,531,933
COST OF SALES                                                1,520,087         5,164,638
                                                           -----------       -----------
GROSS PROFIT                                                   869,177           367,295
                                                           -----------       -----------
OPERATING EXPENSES
     Selling, marketing and advertising                        183,779           346,562
     General and administrative                                744,343           769,749
     Depreciation and amortization                              13,446            33,872
                                                           -----------       -----------
         Total operating expenses                              941,568         1,150,183
                                                           -----------       -----------
LOSS FROM OPERATIONS                                           (72,391)         (782,888)
                                                           -----------       -----------
OTHER INCOME (EXPENSE)
     Interest expense                                               --           (73,928)
     Currency transaction gain (loss)                             (274)             (362)
     Other income (expense)                                      1,758              (110)
                                                           -----------       -----------
         Total other income (expense)                            1,484           (74,400)
                                                           -----------       -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                         (70,907)         (857,288)
PROVISION FOR INCOME TAXES                                         800               800
                                                           -----------       -----------
NET LOSS                                                   $   (71,707)      $  (858,088)
                                                           ===========       ===========
BASIC AND DILUTED LOSS PER SHARE                           $     (0.02)      $     (0.19)
                                                           ===========       ===========
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING        4,540,292         4,540,292
                                                           ===========       ===========

        See accompanying notes to these consolidated financial statements



                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2009              2008
                                                               -----------       -----------
                                                                                  (RESTATED)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (71,707)      $  (858,088)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                                 13,446            16,640
      Amortization of trademarks                                        --            17,232
      Allowance for doubtful accounts                               (1,053)          (20,000)
      Allowance for product returns                                (13,689)         (141,751)
      Reserves for sales incentives                                  8,399            (5,946)
      Accrued point-of-sale rebates                               (165,522)         (143,176)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                      (1,555)         (304,961)
      Allowance for obsolete inventory                            (109,353)               --
      Share-based compensation expense                               7,642            12,733
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                          516,614         3,167,471
      Inventory                                                   (182,842)          829,749
      Prepaid expenses and other current assets                     40,295           (25,445)
      Accounts payable, accrued expenses and other                (117,569)          845,304
      Accounts payable - related party                             (66,385)       (2,005,474)
      Deferred revenue                                             (26,400)               --
      Capital leases                                               (12,528)          (13,214)
      Accrued mail-in rebates                                       (8,160)         (151,540)
                                                               -----------       -----------
Net cash (used in) provided by operating activities               (190,367)        1,219,534
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                      --           300,341
                                                               -----------       -----------
Net cash provided by investing activities                               --           300,341
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                                       --        (2,667,512)
                                                               -----------       -----------
Net cash used in financing activities                                   --        (2,667,512)
                                                               -----------       -----------
Net decrease in cash and cash equivalents                         (190,367)       (1,147,637)
Cash and cash equivalents at beginning of period                   425,495         1,463,122
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   235,128       $   315,485
                                                               ===========       ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                            $        --       $    73,928
                                                               ===========       ===========
      INCOME TAXES PAID                                        $       800       $       800
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

Liquidity and Going Concern
---------------------------

The Company experienced a net loss for the three months ended March 31, 2009 of $71,707 and has experienced losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 of $4,252,412, $4,752,974, $202,042, $1,818,250 and
$8,056,864, respectively. At March 31, 2009, the Company had cash and cash equivalents of $235,128 and as of May 7, 2009, the Company had only $221,868 of cash and cash equivalents and a credit facility limited to $1,500,000. Accordingly, the Company is presently experiencing a lack of capital and may have insufficient liquidity to fund its operations for the next twelve months or less. The Company's consolidated financial statements as of and for the year ended December 31, 2008 and the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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


NOTE 2 - RESTATEMENT OF MARCH 31, 2008 FINANCIAL STATEMENTS (UNAUDITED)

The Company previously accrued audit fees in the period to which the corresponding audit applied. Upon further examination of its accounting methodology, the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have accrued audit fees in the period in which they were incurred.

The Company has determined the effect of the correction on its previously-issued financial statements and has restated its financial statements and the financial information below for the three months ended March 31, 2008.

The effects of the restatement on general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' equity as of and for the three months ended March 31, 2008, are as follows:


                                                     AS ORIGINALLY     RESTATEMENT
                                                        REPORTED       ADJUSTMENTS         AS RESTATED
                                                        --------       -----------         -----------

     Net sales.......................................$ 5,531,933      $         -        $   5,531,933
     Cost of sales...................................$ 5,164,638      $         -        $   5,164,638
     Gross profit....................................$   367,295      $         -        $     367,295
     General and administrative expenses.............$   724,324      $    45,425        $     769,749
     Net loss........................................$  (812,663)     $   (45,425)       $    (858,088)

     LOSS PER COMMON SHARE:
        Basic........................................$     (0.18)     $     (0.01)       $       (0.19)
        Diluted......................................$     (0.18)     $     (0.01)       $       (0.19)
     Stockholders' equity............................$ 1,088,690      $    17,348        $   1,106,038

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of I/OMagic Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of March 31, 2009, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The report of the Company's independent registered public accounting firm dated April 15, 2009 contained in the Company's financial statements as of and for the year ended December 31, 2008, includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 4 - CONCENTRATION OF RISK

Retailers and distributors
--------------------------

During the three months ended March 31, 2009, the Company's most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 79.8% of the Company's net sales in the first three months of 2009. During the three months ended March 31, 2008, the Company's most significant retailers and distributor were Target, Staples, Peytons and Tech Data. Collectively, the three retailers and one distributor accounted for 79.4% of the Company's net sales in the first three months of 2008.

As of March 31, 2009, one of the Company's distributors and two of its retailers represented 94.3% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major distributors or retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company's ability to make payments under its credit facility with Rexford Funding and which, in turn, could adversely affect the Company's ability to borrow funds to pay its liabilities and to purchase inventory and sustain its operations.

Related Parties
---------------

During the three months ended March 31, 2009, the Company did not purchase any inventory from either of its related parties Lung Hwa Electronics ("Lung Hwa") or Behavior Technology Computer ("BTC"). As of March 31, 2009, there were $4,537,753 in trade payables outstanding to BTC. See Note 11 "Accounts Payable and Trade Credit Facilities - Related Parties."

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2009 and December 31, 2008 consisted of the following:


                                                                         MARCH 31,         DECEMBER 31,
                                                                           2009               2008
                                                                    -----------------   -----------------
                                                                       (unaudited)

        Accounts receivable                                         $      1,337,094    $      1,853,708
        Less:    Allowance for doubtful accounts                                   -              (1,053)
                 Allowance for product returns                              (300,621)           (314,310)
                 Reserve for sales incentives                                (65,876)            (57,477)
                 Accrued point-of-sale rebates                              (132,829)           (298,351)
                 Accrued market development funds, cooperative
                    advertising costs and cross dock fees                   (141,367)           (142,922)
                                                                    -----------------   -----------------
           TOTAL                                                    $        696,401    $      1,039,595
                                                                    =================   =================

NOTE 6 - INVENTORY

Inventory as of March 31, 2009 and December 31, 2008 consisted of the following:

                                                                          MARCH 31,         DECEMBER 31,
                                                                             2009               2008
                                                                    -------------------  ------------------
                                                                        (unaudited)

        Component parts                                             $          122,433   $         154,697
        Finished goods--warehouse                                            1,197,425           1,076,194
        Finished goods--consigned                                              690,527             596,652
                                                                    -------------------  ------------------
                                                                             2,010,385           1,827,543
        Less:    Allowance for obsolete and slow-moving inventory             (193,471)           (302,824)
                                                                    -------------------  ------------------
             TOTAL                                                  $        1,816,914   $       1,524,719
                                                                    ===================  ==================

Consigned inventory is located at the stores and distribution centers of certain distributors and retailers with which the Company has consignment agreements.
The inventory is owned by the Company until sold by the distributors or retailers.



                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EQUIPMENT

Equipment as of March 31, 2009 and December 31, 2008 consisted of the following:

                                                                        MARCH 31,          DECEMBER 31,
                                                                          2009                 2008
                                                                   -----------------    -----------------
                                                                      (unaudited)

         Computer equipment and software                           $        977,423     $        977,423
         Warehouse equipment                                                138,065              138,065
         Office furniture and equipment                                     281,155              281,155
         Vehicles                                                            74,742               74,742
         Leasehold improvements                                             106,633              106,633
                                                                   -----------------    -----------------
                                                                          1,578,018            1,578,018
         Less:    Accumulated depreciation                               (1,401,745)          (1,388,299)
                                                                   -----------------    -----------------
             TOTAL                                                 $        176,273     $        189,719
                                                                   =================    =================

For the three months ended March 31, 2009 and 2008, depreciation and amortization expense was $13,446 and $16,640, respectively.

NOTE 8 - TRADEMARKS

Trademarks as of March 31, 2009 and December 31, 2008 consisted of the following:

                                                                        MARCH 31,          DECEMBER 31,
                                                                          2009                 2008
                                                                   -----------------    -----------------
                                                                      (unaudited)

         Trademarks                                                $        499,800     $        499,800
         Less:    Amortization                                             (499,800)            (499,800)
                                                                   -----------------    -----------------
             TOTAL                                                 $              -     $              -
                                                                   =================    =================

In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2008. Based on this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to no recent sales of product under the Hi-Val(R) brand and very limited recent sales under the Digital Research Technologies(R) brand and no sales forecast by the Company in subsequent periods. Therefore, the Company recorded an impairment of the total remaining value of the trademarks of $224,088 as of December 31, 2008.

NOTE 9 - LINES OF CREDIT

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The credit facility allows the Company to sell accounts receivable to Lender subject to a maximum advance amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Lender's commission. Lender is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008, consisted of the following:

                                                  MARCH 31,         DECEMBER 31,
                                                     2009              2008
                                               ---------------   ---------------
                                                 (unaudited)

Trade accounts payable                         $       590,938   $       565,804
Accrued compensation and related benefits              112,990           121,998
Other                                                   31,497           165,192
                                               ---------------   ---------------
     TOTAL                                     $       735,425   $       852,994
                                               ===============   ===============

NOTE 11 - ACCOUNTS PAYABLE AND TRADE CREDIT FACILITIES - RELATED PARTIES

On June 6, 2005, the Company entered into a trade credit facility with Lung Hwa that replaced its previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on the Company's behalf. The Company was permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case the Company used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged the Company a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if the Company reached an average running monthly purchasing volume of $750,000. Returns made by the Company, which are agreed to by a supplier, resulted in a credit to the Company for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. The Company was to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. For the three months ended March 31, 2009, the Company made no purchases under this arrangement. As of March 31, 2009, there were $0 in trade payables outstanding under this arrangement. The Company does not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company's significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. For the three months ended March 31, 2009, the Company made no purchases under this arrangement. As of March 31, 2009, there were $4.5 million in trade payables outstanding under this arrangement. As of May 8, 2009, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that the Company will be able to obtain additional inventory supplies from BTC unless, and at least until, the Company is able to negotiate repayment terms acceptable to BTC. Also, the Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to the Company in the future in the event the Company endeavors to attempt to again utilize the facility.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases its facilities under non-cancelable operating lease agreements expiring through December 31, 2012. The Company has the right to extend the lease for one three-year period under the same terms and conditions, except that the base rent for each year during the option period shall increase at the rate of three percent per annum.

Capital Lease Obligations
-------------------------

The Company entered into various lease agreements during 2007 to acquire certain equipment.

Other Contractual Obligations
-----------------------------

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See "Note 11--Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Service Agreements
------------------

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. These expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

NOTE 13 - SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has also applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company has a 2002 Stock Option Plan (the "2002 Plan") and a 2003 Stock Option Plan (the "2003 Plan"). The 2002 Plan and 2003 Plan are collectively referred to as the "Plans." The total number of shares of the Company's common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively. The Plans are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, there were options to acquire 186,750 shares of common stock issued to employees and directors that were outstanding under the Plans.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of March 31, 2009 were as follows:

                                                                    WEIGHTED-
                                                WEIGHTED-           AVERAGE
                                                AVERAGE            REMAINING
                                 NUMBER OF      EXERCISE          CONTRACTUAL      INTRINSIC
     OPTIONS                      SHARES          PRICE           LIFE (YEARS)      VALUE(1)
     --------------------      ------------   -------------       ------------     -----------
     Outstanding                   186,750    $       3.08             1.10        $   575,190
     Expected to vest              181,583    $       3.09             1.10        $   561,091
     Exercisable                   181,583    $       3.09             1.10        $   561,091


      ----------
      (1)   Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the three months ended March 31, 2009 and 2008. No cash was received from the exercise of stock options for the three months ended March 31, 2009 and 2008. As of March 31, 2009, there WAS $8,353 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over the weighted-average period of 1.10 years.

Share-based compensation expense was $7,642 and $12,733 for the three months ended March 31, 2009 and 2008, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or operating expenses depending on the job function of the employee.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

The components of the income tax provision for the three month periods ended March 31, 2009 and 2008 were as follows:


                                                                  MARCH 31,
                                                     ------------------------------------
                                                         2009                    2008
                                                     -------------          -------------
                                                      (unaudited)            (unaudited)

                    Current                          $         800          $         800
                    Deferred                                     -                      -
                                                     -------------          -------------
                         TOTAL                       $         800          $         800
                                                     =============          =============

Income tax expense (benefit) for the three month periods ended March 31, 2009 and 2008 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                                 MARCH 31,
                                                        -------------------------
                                                           2009            2008
                                                        ---------       ---------
                                                       (unaudited)     (unaudited)

Computed "expected" tax benefit                         $ (24,380)      $(273,471)
Income taxes resulting from expenses not
   deductible for tax purposes                                997           1,316
Return to provision adjustment                                 --           3,094
Change in the valuation allowance for deferred tax
   assets net of return to provision adjustment            35,447         316,035
State and local income taxes, net of tax benefit          (11,264)        (46,174)
                                                        ---------       ---------
     TOTAL                                              $     800       $     800
                                                        =========       =========


Significant components of the Company's deferred tax assets and liabilities for federal income taxes at March 31, 2009 and December 31, 2008 consisted of the following:



                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      MARCH 31,        DECEMBER 31,
                                                        2009               2008
                                                    ------------       ------------
                                                     (unaudited)        (unaudited)
Current deferred tax assets
     Allownace for doubtful accounts                $        451       $        451
     Allownace for product returns                       128,786            134,650
     Allowance for sales incentives                       28,221             24,623
     Accrued compensation                                 24,372             29,697
     Inventory                                           237,949            238,106
     Other                                               127,431            122,251
     Deferred revenue                                         --             11,310
     Valuation allowance                                (547,210)          (561,088)
                                                    ------------       ------------
          Net current deferred tax assets           $         --       $         --
                                                    ------------       ------------

Long-term deferred tax assets
     Net operating loss carryforward                $ 15,344,712       $ 15,232,228
     Amortization of trademarks                        1,652,885          1,721,755
     State taxes effect of deferred tax assets          (974,009)          (971,941)
     Valuation allowance                             (16,023,588)       (15,982,042)
                                                    ------------       ------------
               NET DEFERRED TAX ASSETS              $         --       $         --
                                                    ============       ============

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of March 31, 2009 and December 31, 2008, the valuation allowance for deferred tax assets totaled $16,570,798 and $16,543,130, respectively. For the three month periods ended March 31, 2009 and 2008, the net change in the valuation allowance was $27,668 (increase) and $316,035 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,100,000 and $27,368,000, respectively, that expire through 2029 and 2019, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008, the Company had no accrual for the payment of interest and penalties.

NOTE 15 - LOSS PER SHARE

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

NOTE 16 - SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company's headquarters in the United States. All sales for the three months ended March 31, 2009 were in the United States.

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP FAS 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FSP FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal year 2009. The Company has determined that the adoption of FSP FAS 142-3 had no impact on its consolidated financial statements.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the first quarter of fiscal year 2009. The adoption of SFAS No. 161 will change the Company's accounting treatment for disclosure of derivative instruments and hedging activities on a prospective basis beginning January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis in the first quarter of fiscal year 2009. The Company has determined that the adoption of SFAS No. 160 had no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the first quarter of 2009 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company's accounting or disclosure as to its assets and liabilities at March 31, 2009 and did not materially affect the Company's financial position, results of operations or cash flows for the first quarter of 2009. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         We sell data storage products and other consumer electronics products. We also sold televisions, most of which were high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. Our data storage products collectively accounted for approximately 99% of our net sales for the first quarter of 2009 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first quarter of 2009.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States. During the first quarter of 2009, our most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 79.8% of our net sales for the first quarter of 2009, or 40.1% and 39.7%, respectively. During the first quarter of 2008, our most significant retailers and distributor were Target, Staples, Peytons and Tech Data. Collectively, these three retailers and distributor accounted for 79.4% of our net sales during that period.

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

RECENT DEVELOPMENTS

         As of May 7, 2009, we had only $221,868 of cash and cash equivalents. Accordingly, we are presently experiencing a lack of liquidity and may have Insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting principles are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

                                       Three Months Ended
                                             March 31,                                Percentage         Results as a
                                    ------------------------     Dollar Variance       Variance          Percentage of
                                                      2008          Favorable          Favorable           Net Sales
                                       2009        (restated)     (Unfavorable)      (Unfavorable)       2009      2008
                                    ----------     ----------    --------------      -------------      ------    ------
                                                 (in thousands)

Net sales                           $    2,389     $    5,532    $      (3,143)         (56.8)%         100.0%    100.0%
Cost of sales                            1,520          5,165            3,645           70.6%           63.6%     93.3%
                                    ----------     ----------    --------------         -------         ------    ------
Gross profit                               869            367              502          136.8%           36.4%      6.7%
Selling, marketing and
   advertising expenses                    184            347              163           47.0%            7.7%      6.3%
General and administrative
   expenses                                744            770               26            3.4%           31.2%     13.9%
Depreciation and amortization               13             34               21           61.8%            0.5%      0.6%
                                    ----------     ----------    --------------         -------         ------    ------
Operating loss                             (72)          (783)             711           90.8%           (3.0)%   (14.1)%

Net interest expense                        --            (74)              74          100.0%             --%     (1.3)%

Other income                                 1              --               1          100.0%            0.1%       --%
                                    ----------     ----------    --------------         -------         ------    ------
Loss from operations before
   provision for income taxes              (71)          (857)             786           91.7%           (2.9)%   (15.4)%

Income tax provision                         1              1               --             --%           (0.1)%    (0.1)%
                                    ----------     ----------    --------------         -------         ------    ------
Net loss                            $      (72)    $     (858)   $         786           91.6%           (3.0)%   (15.5)%
                                    ==========     ==========    ==============         =======         ======    =======

         NET SALES. Net sales decreased by $3,143,000, or 57%, to $2,389,000 in the first quarter of 2009 as compared to $5,532,000 in the first quarter of 2008. A combination of factors caused the decrease in our net sales, including a $1.7 million, or 84%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $0.3 million, or 14% of net sales, for the first quarter of 2009, as compared to $2.1 million, or 38% of net sales, for the first quarter of 2008. In addition, sales of our HDTVs decreased by 100% from $2.1 million in the first quarter of 2008. Also, sales of our optical data storage products decreased 5% to $2.0 million, or 86% of net sales, for the first quarter of 2009, as compared to $2.1 million, or 38% of net sales, for the first quarter of 2008, while the average unit net sales price of our optical drives for 2009 increased by 22% to $51.57 compared to $42.08 for 2008 but the net units sold decreased by 21% from 2008 to 2009.

         In addition, our overall product return rate was 16.4% in the first quarter of 2009 compared to 18.9% in the first quarter of 2008. The decrease in our overall product return rate resulted from a decrease in sales of our HDTVs which experienced a 34% return rate in the first quarter of 2008. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 8.0%, all of which were offset against gross sales, in the first quarter of 2009, as compared to 5.4% in the first quarter of 2008. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from an increase in sales incentives associated with our optical data storage products due to competitive pressures for these products in the first quarter of 2009 as compared to the first quarter of 2008.

         GROSS PROFIT. Gross profit increased by $502,000, or 137%, to $869,000 in the first quarter of 2009 as compared to $367,000 in the first quarter of 2008. The increase in gross profit primarily resulted from increased operating margins on our optical data storage products and lower sales of magnetic data storage and HDTVs which had substantially lower gross margins. Our gross profit margin as a percentage of net sales increased to 36.4% in the first quarter of 2009 as compared to 6.7% in the first quarter of 2008.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $163,000, or 47%, to $184,000 in the first quarter of 2009 as compared to $347,000 in the first quarter of 2008. This decrease was primarily due to decreases of $85,000 in shipping and handling costs related to lower sales volumes, $43,000 in trade show expenses, $18,000 in personnel costs, $13,000 in outside commissions, $3,000 in sales expenses and $1,000 in outside services.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $26,000, or 3.4%, to $744,000 in the first quarter of 2009 as compared to $770,000 in the first quarter of 2008. This decrease was primarily due to decreases of $76,000 in personnel costs, $48,000 in outside services, $18,000 in insurance costs, $13,000 in system support, $12,000 in temporary staffing, $10,000 in financial relations expenses, $5,000 in directors' fees and $1,000 in supplies, all of which were partially offset by increases of $68,000 in legal fees, $47,000 in bank and finance charges, $33,000 in audit fees and $12,000 in facilities costs.

         We have restated our general and administrative expenses for the three months ended March 31, 2008 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for the three months ended March 31, 2008 were $724,324. Our restated general and administrative expenses for the three months ended March 31, 2008 are $769,749. See "Note 2 - Restatement of March 31, 2008 Financial Statements" included elsewhere in this report.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the first quarter of 2009 as compared to the first quarter of 2008 as a result of the impairment of trademarks at December 31, 2008.

         NET INTEREST EXPENSE. Net interest expense decreased by $74,000, or 100%, in the first quarter of 2009 as compared to the first quarter of 2008. This decrease primarily resulted from the termination of our prior line of credit on July 31, 2008. Financing charges related to the credit facility with Rexford Funding are included in general and administrative expenses.

         OTHER INCOME. Other income increased by $1,000, or 100%, in the first quarter of 2009 as compared to the first quarter of 2008 primarily as a result of miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of March 31, 2009, we had a working capital deficit of $2.5 million, an accumulated deficit of $34.2 million, $235,128 in cash and cash equivalents and $0.7 million in net accounts receivable. This compares with a working capital deficit of $2.5 million, an accumulated deficit of $34.1 million, $425,495 in cash and cash equivalents and $1.0 million in net accounts receivable as of December 31, 2008. For the three months ended March 31, 2009, our cash decreased by $190,367, or 44.7%, from $425,495 to $235,128.

         As of May 7, 2009, we had only approximately $221,868 of cash and cash Equivalents and we are experiencing a lack of liquidity and may have insufficient Liquidity to fund our operations for the next twelve months or less.

         Our condensed consolidated financial statements as of and for the quarter ended March 31, 2009, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

     CASH FLOWS

         Cash used in our operating activities totaled $190,367 during the three months ended March 31, 2009, as compared to cash provided by our operating activities of $1.2 million during the three months ended March 31, 2008, and resulted primarily from the following combination of factors:

                  o        a net loss of $ 72,000;
                  o        a $183,000 increase in inventory;
                  o        a $166,000 decrease in point-of-sale accruals;
                  o a $118,000 decrease in accounts payable, accrued expenses and other;
                  o a $109,000 decrease in allowance for obsolete inventory;
                  o a $66,000 decrease in accounts payable - related party, resulting from the payment of outstanding invoices;
                  o        a $26,000 decrease in deferred revenue;
                  o a $14,000 decrease in our allowance for product returns;
                  o        a $13,000 decrease in our capital leases;
                  o        an $8,000 decrease in mail-in rebates accruals;
                  o        a $2,000 decrease in allowance for doubtful accounts;
                           and
                  o a $1,000 decrease in market development funds, cooperative advertising costs and cross dock fees accruals.

         These decreases in cash were partially offset by:

                  o a $517,000 decrease in accounts receivable resulting from lower sales and normal collections;
                  o a $40,000 decrease in prepaid expenses and other current assets;
                  o        a $13,000 increase in depreciation and amortization;
                  o an $8,000 increase in our reserves for sales incentives; and
                  o        an $8,000 increase in share-based compensation.

         Cash from our investing activities totaled $0 during the three months ended March 31, 2009 as compared to cash provided by our investing activities of $300,341 during the three months ended March 31, 2008. Our investing activities during the three months ended March 31, 2008 consisted of a $300,341 decrease in restricted cash related to our credit facility.

         Cash from our financing activities totaled $0 during the three months ended March 31, 2009 as compared to cash used in our financing activities of $2.7 million for the three months ended March 31, 2008. We made $2.7 million in net payments on our line of credit in the three months ended March 31, 2008.

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

         The credit facility allows us to sell accounts receivable to Rexford Funding subject to a maximum advance amount equal to $1.5 million. The purchase price for each purchased account is to equal the net invoice amount less Rexford Funding's commission. Rexford Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

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

     TRADE CREDIT FACILITIES

         On June 6, 2005, we entered into a trade credit facility with Lung Hwa that replaced our previous $10.0 million trade credit facility. Under the terms of the new facility, Lung Hwa agreed to purchase and manufacture inventory on our behalf. We were permitted to purchase an aggregate of up to $15.0 million of inventory manufactured by Lung Hwa or manufactured by third parties, in which case we used Lung Hwa as an international purchasing office. For inventory manufactured by third parties and purchased through Lung Hwa, the payment terms were 120 days following the date of invoice by Lung Hwa. Lung Hwa charged us a 5% handling fee on a supplier's unit price. A 2% discount of the handling fee applied if we reached an average running monthly purchasing volume of $750,000. Returns made by us, which are agreed to by a supplier, resulted in a credit to us for the handling charge. For inventory manufactured by Lung Hwa, the payment terms were 90 days following the date of invoice by Lung Hwa. We were to pay Lung Hwa, within one week of the purchase order, 10% of the purchase price on any purchase orders issued to Lung Hwa as a down-payment for the order. The trade credit facility had an initial term of one year after which the facility was to continue indefinitely if not terminated at the end of the initial term. At the end of the initial term and at any time thereafter, either party had the right to terminate the facility upon 30 days' prior written notice to the other party. The agreement containing the terms of the new trade credit facility was amended and restated on July 21, 2005 to provide that the new facility would be retroactive to April 29, 2005. During the three months ended March 31, 2009, we made no purchases under this arrangement. As of March 31, 2009, there were no trade payables outstanding under this arrangement. We do not currently utilize this trade credit facility as Lung Hwa is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility.

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the three months ended March 31, 2009, we made no purchases under this arrangement. As of March 31, 2009, there were $4,537,753 in trade payables outstanding under this arrangement. As of May 8, 2009, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. This trade credit facility may not be available to us in the future in the event we endeavor to attempt to again utilize the facility. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

           In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On July 3, 2003, we entered into a Standard Industrial/Commercial Single-Tenant Lease--Net, or Lease Agreement, with Laro Properties L.P., or Lessor. The Lease Agreement provides for the lease of our 52,000 square foot headquarters and warehouse in Irvine, California. The Lease Agreement provides for a base rental rate of $25,480 per month with a security deposit of $27,032. The initial term of the Lease Agreement was three years and a three year option to extend was included in the Lease Agreement. The Lease Agreement also contains customary representations, warranties, covenants and other obligations.

         On August 4, 2006, we entered into a First Amendment to the Lease Agreement with the Lessor extending the term of the lease by three years in accordance with the option to extend included in the Lease Agreement. Under the First Amendment, the base rental rate increased to $29,640, $30,530 and $31,450 per month, respectively, for each of the successive three years. The First Amendment also provided for another option to extend the lease for an additional three years.

         On April 29, 2009, we entered into a Second Amendment to the Lease Agreement with the Lessor extending the term of the lease by three years and four months. Under the first Amendment, the base rental rate increased to $31,450, $32,393 and $33,365 per month, respectively, for each of the successive three years and $34,366 per month for the final four months of the lease. Under the First Amendment, we received a rental concession for the months of May 2009 through December 2009 that reduced the base rental rate by $10,000 per month. The First Amendment also provided for two options to extend the lease for an additional three years each.

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

                             I/OMAGIC CORPORATION


Dated:  May 8, 2009          By:  /s/ TONY SHAHBAZ
                                  ----------------------------------------------
                                    Tony Shahbaz
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

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