Form 10-Q
period 2009-06-30
I/OMAGIC CORP
filed 2009-08-10
CIK 1083663

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of August 7, 2009, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

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



                                          TABLE OF CONTENTS

                                               PART I
                                        FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----

Item 1.    Financial Statements.......................................................................1

           Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
              December 31, 2008.......................................................................1

           Condensed Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 2009 and 2008 (restated) (unaudited)...........................................2

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2009 and 2008 (restated) (unaudited)...........................................3

           Notes to Condensed Consolidated Financial Statements.......................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............................25

Item 4.    Controls and Procedures ..................................................................26

Item 4T.   Controls and Procedures ..................................................................26

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings ........................................................................26

Item 1A.   Risk Factors .............................................................................26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..............................27

Item 3.    Defaults Upon Senior Securities ..........................................................27

Item 4.    Submission of Matters to a Vote of Security Holders ......................................27

Item 5.    Other Information ........................................................................27

Item 6.    Exhibits .................................................................................27

Signatures ..........................................................................................28

Exhibits Filed with this Report




                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2009               2008
                                                                                      ------------       ------------
                                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $    127,846       $    425,495
    Accounts receivable, net                                                               896,066          1,039,595
    Inventory, net                                                                       1,684,459          1,524,719
    Prepaid expenses and other current assets                                               80,144            101,695
                                                                                      ------------       ------------
       Total current assets                                                              2,788,515          3,091,504
EQUIPMENT, net                                                                             163,085            189,719
TRADEMARKS, net                                                                                 --                 --
OTHER ASSETS                                                                                41,928             41,928
                                                                                      ------------       ------------
       TOTAL ASSETS                                                                   $  2,993,528       $  3,323,151
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other                                      $    521,897       $    852,994
    Accounts payable - related party                                                     4,484,433          4,604,138
    Deferred revenue                                                                            --             26,400
    Capital lease obligations - current portion                                             38,823             54,942
    Accrued mail-in rebates                                                                  1,000             24,080
                                                                                      ------------       ------------
       Total current liabilities                                                         5,046,153          5,562,554
                                                                                      ------------       ------------
LONG-TERM LIABILITIES
    Capital lease obligations                                                                   --             13,704
                                                                                      ------------       ------------
    Total long-term liabilities                                                                 --             13,704
                                                                                      ------------       ------------
    Total liabilities                                                                    5,046,153          5,576,258
                                                                                      ------------       ------------
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                                 4,541              4,541
    Additional paid-in capital                                                          31,857,537         31,842,567
    Accumulated deficit                                                                (33,914,703)       (34,100,215)
                                                                                      ------------       ------------
    Total stockholders' deficit                                                         (2,052,625)        (2,253,107)
                                                                                      ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  2,993,528       $  3,323,151
                                                                                      ============       ============

                            See accompanying notes to these consolidated financial statements



                                           I/OMAGIC CORPORATION AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)



                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                                     2008                                2008
                                                  2009            (RESTATED)           2009           (RESTATED)
                                               -----------       -----------       -----------       -----------

NET SALES                                      $ 3,200,832       $ 2,205,033       $ 5,590,097       $ 7,736,966
COST OF SALES                                    2,164,889         3,211,707         3,684,977         8,376,345
                                               -----------       -----------       -----------       -----------
GROSS PROFIT (LOSS)                              1,035,943        (1,006,674)        1,905,120          (639,379)
                                               -----------       -----------       -----------       -----------
OPERATING EXPENSES
     Selling, marketing and advertising            177,444           351,135           361,222           697,697
     General and administrative                    592,642           758,935         1,336,985         1,528,685
     Depreciation and amortization                  13,188            32,537            26,634            66,409
                                               -----------       -----------       -----------       -----------
         Total operating expenses                  783,274         1,142,607         1,724,841         2,292,791
                                               -----------       -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                      252,669        (2,149,281)          180,279        (2,932,170)
                                               ===========       ===========       ===========       ===========
OTHER INCOME (EXPENSE)
     Interest income                                    --                --                --                --
     Interest expense                                   --           (16,820)               --           (90,748)
     Currency transaction loss                      (2,488)              (84)           (2,762)             (446)
     Other income                                    7,037             3,101             8,795             2,991
                                               -----------       -----------       -----------       -----------
         Total other income (expense)                4,549           (13,803)            6,033           (88,203)
                                               -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                           257,218        (2,163,084)          186,312        (3,020,373)
PROVISION FOR INCOME TAXES                              --                --               800               800
                                               -----------       -----------       -----------       -----------
NET INCOME (LOSS)                              $   257,218       $(2,163,084)      $   185,512       $(3,021,173)
                                               ===========       ===========       ===========       ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE      $      0.06       $     (0.48)      $      0.04       $     (0.67)
                                               ===========       ===========       ===========       ===========
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                   4,540,292         4,540,292         4,540,292         4,540,292
                                               ===========       ===========       ===========       ===========


                           See accompanying notes to these consolidated financial statements



                                 I/OMAGIC CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                                    2008
                                                                   2009          (RESTATED)
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   185,512       $(3,021,173)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                                 26,634            31,945
      Amortization of trademarks                                        --            34,464
      Allowance for doubtful accounts                               (1,053)         (136,128)
      Allowance for product returns                                 25,778          (157,314)
      Reserves for sales incentives                                 17,348            25,178
      Accrued point-of-sale rebates                                (82,468)          (70,732)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                     (14,109)         (341,549)
      Allowance for obsolete inventory                            (260,824)           71,974
      Share-based compensation expense                              14,970            25,467
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                          198,033         6,521,951
      Inventory                                                    101,084         2,461,226
      Prepaid expenses and other current assets                     21,551              (863)
      Accounts payable, accrued expenses and other                (331,097)         (346,600)
      Accounts payable - related party                            (119,705)       (2,461,116)
      Deferred revenue                                             (26,400)               --
      Capital leases                                               (29,823)          (24,785)
      Accrued mail-in rebates                                      (23,080)         (264,991)
                                                               -----------       -----------
Net cash (used in) provided by operating activities               (297,649)        2,346,954
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                      --           341,397
                                                               -----------       -----------
Net cash provided by investing activities                               --           341,397
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                                       --        (3,505,702)
                                                               -----------       -----------
Net cash used in financing activities                                   --        (3,505,702)
                                                               -----------       -----------
Net decrease in cash and cash equivalents                         (297,649)         (817,351)
Cash and cash equivalents at beginning of period                   425,495         1,463,122
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   127,846       $   645,771
                                                               ===========       ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                            $        --       $    90,748
                                                               ===========       ===========
      INCOME TAXES PAID                                        $       800       $       800
                                                               ===========       ===========

                  See accompanying notes to these consolidated financial statements

                                                -3-

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Nature of Business
------------------

I/OMagic Corporation, a Nevada corporation ("I/OMagic" or the "Company"), develops, manufactures through subcontractors or obtains from suppliers, markets and sells data storage products and other consumer electronics products. The Company sells its products in the United States and Canada to distributors and retailers.

Liquidity and Going Concern
---------------------------

The Company generated net income for the six months ended June 30, 2009 of $185,512 but experienced losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 of $4,252,412, $4,752,974, $202,042, $1,818,250 and
$8,056,864, respectively. At June 30 2009, the Company had cash and cash equivalents of $127,846 and as of August 7, 2009, the Company had only $252,974 of cash and cash equivalents and a credit facility limited to $1,500,000. Accordingly, the Company is presently experiencing a lack of capital and may have insufficient liquidity to fund its operations for the next twelve months or less. The Company's consolidated financial statements as of and for the year ended December 31, 2008 and the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

If the Company incurs future losses, the Company could experience significant additional shortages of liquidity and its ability to purchase inventory and to operate its business may be significantly impaired, which could lead to further declines in its results of operations and financial condition.

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


NOTE 2 - RESTATEMENT OF JUNE 30, 2008 FINANCIAL STATEMENTS (UNAUDITED)

The Company previously accrued audit fees in the period to which the corresponding audit applied. Upon further examination of its accounting methodology, the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have accrued audit fees in the period in which they were incurred.

The Company has determined the effect of the correction on its previously-issued financial statements and has restated its financial statements and the financial information below for the three months ended June 30, 2008.

The effects of the restatement on general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' deficit as of and for the three months ended June 30, 2008, are as follows:


                                                            AS ORIGINALLY     RESTATEMENT
                                                               REPORTED       ADJUSTMENTS       AS RESTATED
                                                               --------       -----------       -----------
     Net sales.......................................$        2,205,033       $        --       $ 2,205,033
     Cost of sales...................................$        3,211,707       $        --       $ 3,211,707
     Gross loss......................................$       (1,006,674)      $        --       $(1,006,674)
     General and administrative expenses.............$          767,035       $    (8,100)      $   758,935
     Net loss........................................$       (2,171,184)      $     8,100       $(2,163,084)

     LOSS PER COMMON SHARE:
        Basic........................................$            (0.48)      $      0.00       $     (0.48)
        Diluted......................................$            (0.48)      $      0.00       $     (0.48)
     Stockholders' deficit...........................$       (1,069,761)      $    25,448       $(1,044,313)

The effects of the restatement on general and administrative expenses, net loss, basic and diluted loss per common share, and stockholders' deficit as of and for the six months ended June 30, 2008, are as follows:

                                                            AS ORIGINALLY     RESTATEMENT
                                                               REPORTED       ADJUSTMENTS       AS RESTATED
                                                               --------       -----------       -----------

     Net sales.......................................$        7,736,966       $        --       $ 5,531,933
     Cost of sales...................................$        8,376,345       $        --       $ 5,164,638
     Gross loss......................................$         (639,379)      $        --       $  (639,379)
     General and administrative expenses.............$        1,491,360       $    37,325       $ 1,528,685
     Net loss........................................$       (2,983,848)      $   (37,325)      $(3,021,173)

     LOSS PER COMMON SHARE:
        Basic........................................$            (0.66)      $     (0.01)      $     (0.67)
        Diluted......................................$            (0.66)      $     (0.01)      $     (0.67)
     Stockholders' deficit...........................$       (1,069,761)      $    25,448       $(1,044,313)

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of June 30, 2009, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 4 - CONCENTRATION OF RISK

Retailers and distributors
--------------------------

During the six months ended June 30, 2009, the Company's most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 81.8% of the Company's net sales in the first six months of 2009. During the six months ended June 30, 2008, the Company's most significant retailers and distributor were Staples, Target, Tech Data and Peytons. Collectively, these four entities accounted for 76.1% of the Company's net sales in the first six months of 2008.

As of June 30, 2009, one of the Company's distributors and two of its retailers represented 99.4% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major distributors or retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company's ability to make payments under its credit facility with Rexford Funding and which, in turn, could adversely affect the Company's ability to borrow funds to pay its liabilities and to purchase inventory and sustain its operations.

Related Party
-------------

During the six months ended June 30, 2009, the Company did not purchase any inventory from its related party, Behavior Tech Computer Corp. ("BTC"). As of June 30, 2009, there were $4,484,433 in trade payables outstanding to BTC. See
Note 11 "Accounts Payable and Trade Credit Facilities - Related Party."

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2009 and December 31, 2008 consisted of the following:

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2009                2008
                                                                    ----------------    ----------------
                                                                      (unaudited)
        Accounts receivable                                         $      1,655,675    $      1,853,708
        Less:    Allowance for doubtful accounts                                   -              (1,053)
                 Allowance for product returns                              (340,088)           (314,310)
                 Reserve for sales incentives                                (74,825)            (57,477)
                 Accrued point-of-sale rebates                              (215,883)           (298,351)
                 Accrued market development funds, cooperative
                    advertising costs and cross dock fees                   (128,813)           (142,922)
                                                                    ----------------    ----------------
           TOTAL                                                    $        896,066    $      1,039,595
                                                                    ================    ================

NOTE 6 - INVENTORY

Inventory as of June 30, 2009 and December 31, 2008 consisted of the following:

                                                                         JUNE 30,          DECEMBER 31,
                                                                           2009                2008
                                                                    ----------------    ----------------
                                                                       (unaudited)

        Component parts                                             $         65,208   $         154,697
        Finished goods--warehouse                                            780,214           1,076,194
        Finished goods--consigned                                            881,037             596,652
                                                                    ----------------    ----------------
                                                                           1,726,459           1,827,543
        Less:    Allowance for obsolete and slow-moving inventory            (42,000)           (302,824)
                                                                    ----------------    ----------------
             TOTAL                                                  $      1,684,459   $       1,524,719
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



                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EQUIPMENT

Equipment as of June 30, 2009 and December 31, 2008 consisted of the following:

                                                                       JUNE 30,           DECEMBER 31,
                                                                         2009                 2008
                                                                   ----------------     ----------------
                                                                     (unaudited)

         Computer equipment and software                           $        977,423     $        977,423
         Warehouse equipment                                                138,065              138,065
         Office furniture and equipment                                     281,155              281,155
         Vehicles                                                            74,742               74,742
         Leasehold improvements                                             106,633              106,633
                                                                   ----------------     ----------------
                                                                          1,578,018            1,578,018
         Less:    Accumulated depreciation                               (1,414,933)          (1,388,299)
                                                                   ----------------     ----------------
             TOTAL                                                 $        163,085     $        189,719
                                                                   ================     ================

For the three and six months ended June 30, 2009 and 2008, depreciation and amortization expense was $13,188 and $26,634 and $15,305 and $31,945, respectively.

NOTE 8 - TRADEMARKS

Trademarks as of June 30, 2009 and December 31, 2008 consisted of the following:

                                                                        JUNE 30,           DECEMBER 31,
                                                                          2009                 2008
                                                                   ----------------     ----------------
                                                                      (unaudited)

         Trademarks                                                $        499,800     $        499,800
         Less:    Amortization                                             (499,800)            (499,800)
                                                                   ----------------     ----------------
             TOTAL                                                 $              -     $              -
                                                                   ================     ================

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company performed its required valuation on its Hi-Val(R) and Digital Research Technologies(R) trademarks for possible impairment as of December 31, 2008. Based on this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to no recent sales of product under the Hi-Val(R) brand and very limited recent sales under the Digital Research Technologies(R) brand and no sales forecast by the Company in subsequent periods. Therefore, the Company recorded an impairment of the total remaining value of the trademarks of $224,088 as of December 31, 2008.

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

The Agreement had an initial term through April 30, 2009 and has automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Lender has the right to terminate the Agreement upon 30 days prior notice.

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

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 consisted of the following:

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2009              2008
                                                                          ---------------   ---------------
                                                                            (unaudited)
Trade accounts payable                                                    $       332,543   $       565,804
Accrued compensation and related benefits                                          84,605           121,998
Other                                                                             104,749           165,192
                                                                          ---------------   ---------------
     TOTAL                                                                $       521,897   $       852,994
                                                                          ===============   ===============

NOTE 11 - ACCOUNTS PAYABLE AND TRADE CREDIT FACILITIES - RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company's significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. For the six months ended June 30, 2009, the Company made no purchases under this arrangement. As of June 30, 2009, there were $4.5 million in trade payables outstanding under this arrangement. As of August 7, 2009, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that the Company will be able to obtain additional inventory supplies from BTC unless, and at least until, the Company is able to negotiate repayment terms acceptable to BTC. Even if the Company is able to negotiate repayment terms acceptable to BTC, the Company may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On July 6, 2009, the Company executed a sublease for approximately 30% of its facility to a sub-tenant for a period of 18 months with an option to renew for an additional 22 months. The total amount of minimum rentals to be received under the sublease for the initial 18 month period is $160,578. In addition to the base rent, the sub-tenant also pays its proportionate share of the monthly operating expenses related to the facilities.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of June 30, 2009, there were options to acquire 133,350 shares of common stock issued to employees and directors that were outstanding under the Plans.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of June 30, 2009 were as follows:

                                                          WEIGHTED-
                                          WEIGHTED-        AVERAGE
                                           AVERAGE        REMAINING
                           NUMBER OF      EXERCISE       CONTRACTUAL      INTRINSIC
     OPTIONS                SHARES         PRICE         LIFE (YEARS)     VALUE(1)
     -------                ------         -----         ------------     --------

     Outstanding            133,350    $       2.77          1.26        $  368,975
     Expected to vest       133,350    $       2.77          1.26        $  368,975
     Exercisable            133,350    $       2.77          1.26        $  368,975

      ----------
      (1)   Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the six months ended June 30, 2009 and 2008. No cash was received from the exercise of stock options for the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was $1,114 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over the weighted-average period of 0.25 years.

Share-based compensation expense was $14,970 and $25,467 for the six months ended June 30, 2009 and 2008, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or operating expenses depending on the job function of the employee.

NOTE 14 - INCOME TAXES

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of June 30, 2009 and December 31, 2008, the valuation allowance for deferred tax assets totaled $16,467,000 and $16,543,000, respectively. For the six month periods ended June 30, 2009 and 2008, the net change in the valuation allowance was approximately $76,000 (decrease) and $1,836,000 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,300,000 and $27,500,000, respectively, that expire through 2028 and 2018, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009 and December 31, 2008, the Company had no accrual for the payment of interest and penalties

NOTE 15 - LOSS PER SHARE

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

NOTE 16 - SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company's headquarters in the United States. All sales for the six months ended June 30, 2009 were in the United States.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position ("FSP") SFAS 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FSP SFAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. FSP SFAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal year 2009. The Company has determined that the adoption of FSP SFAS 142-3 had no impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the first six months of 2009 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company's accounting or disclosure as to its assets and liabilities at June 30, 2009 and did not materially affect the Company's financial position, results of operations or cash flows for the first six months of 2009. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         We sell data storage products and other consumer electronics products. We also sold televisions, most of which were high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. Our data storage products collectively accounted for approximately 99% of our net sales for the first six months of 2009 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first six months of 2009.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. During the first six months of 2009, our most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 81.8% of our net sales for the first six months of 2009, or 41.9% and 39.9%, respectively. During the first six months of 2008, our most significant retailers and distributor were Staples, Target, Tech Data and Peyton's. Collectively, these four entities accounted for 76.1% of our net sales during that period.

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

RECENT DEVELOPMENTS

         As of August 7, 2009, we had only $252,974 of cash and cash equivalents. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

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

         Behavior Tech Computer Corp. and its affiliated companies, or BTC, one of our significant stockholders, provided us with significantly preferential trade credit terms. These terms included extended payment terms, a substantial trade line of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. We do not currently utilize this trade credit facility as BTC is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all. See "--Liquidity and Capital Resources."

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


THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)


                                          Three Months Ended             Dollar      Percentage            Results as a
                                              June 30,                  Variance      Variance            Percentage of
                                                        2008            Favorable     Favorable             Net Sales
                                         2009        (restated)       (Unfavorable) (Unfavorable)      2009            2008
                                         ----           ----          ------------- -------------      ----            ----
                                                   (in thousands)
Net sales                              $ 3,201         $ 2,205          $   996            45.1%         100.0%         100.0%
Cost of sales                            2,165           3,212            1,047            32.6%          67.6%         145.7%
                                       -------         -------          -------           ------         ------         ------
Gross profit (loss)                      1,036          (1,007)           2,043           202.9%          32.4%         (45.7)%
Selling, marketing and
   advertising expenses                    177             351              174            49.6%           5.5%          15.9%
General and administrative
   expenses                                593             759              166            21.9%          18.5%          34.4%
Depreciation and amortization               13              32               19            59.4%           0.4%           1.4%
                                       -------         -------          -------           ------         ------         ------
Operating income (loss)                    253          (2,149)           2,402           111.8%           7.9%         (97.4)%

Net interest expense                        --             (17)              17           100.0%            --%          (0.7)%

Other income                                 4               3                1            33.3%           0.1%            --%
                                       -------         -------          -------           ------         ------         ------
Income (loss) from operations
   before provision for income
   taxes                                   257          (2,163)           2,420           111.9%           8.0%         (98.1)%
Income tax provision                        --              --               --              --%            --%            --%
                                       -------         -------          -------           ------         ------         ------
Net income (loss)                      $   257         $(2,163)         $ 2,420           111.9%           8.0%         (98.1)%
                                       =======         =======          =======           ======         ======         ======

         NET SALES. Net sales increased by $996,000, or 45%, to $3,201,000 in the second quarter of 2009 as compared to $2,205,000 in the second quarter of 2008. A combination of factors caused the increase in our net sales, including an increase in sales of our optical data storage products by 173% to $3.1 million, or 97% of net sales, for the second quarter of 2009, as compared to $1.1 million, or 51% of net sales, for the second quarter of 2008, while the average unit net sales price of our optical drives for the second quarter of 2009 increased by 22% to $59.85 compared to $49.18 for the second quarter of

2008 and our net units sold increased by 124% from the second quarter of 2008 to the second quarter of 2009. These increases were offset by an $866,000, or 89%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $107,000, or 3% of net sales, for the second quarter of 2009, as compared to $973,000, or 44% of net sales, for the second quarter of 2008. In addition, sales of our HDTVs decreased by 100% from $100,000 in the second quarter of 2008.

         In addition, our overall product return rate was 12.6% in the second quarter of 2009 compared to 15.3% in the second quarter of 2008. The decrease in our overall product return rate resulted from a decrease in sales of our HDTVs which experienced a 48% return rate in the second quarter of 2008. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 9%, all of which were offset against gross sales, in the second quarter of 2009, as compared to 12% in the second quarter of 2008. The decrease in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from a decrease in sales incentives associated with our optical data storage products due to better market positioning for these products in the second quarter of 2009 as compared to the second quarter of 2008.

         GROSS PROFIT. Gross profit increased by $2.0 million, or 203%, to $1.0 million in the second quarter of 2009 as compared to a gross loss of $1.0 million in the second quarter of 2008. The increase in gross profit primarily resulted from increased operating margins on our optical data storage products and lower sales of magnetic data storage products and HDTVs which had substantially lower or negative gross margins. Our gross profit margin as a percentage of net sales increased to 32% in the second quarter of 2009 as compared to a gross loss of 46% in the second quarter of 2008.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $174,000, or 50%, to $177,000 in the second quarter of 2009 as compared to $351,000 in the second quarter of 2008. This decrease was primarily due to decreases of $87,000 in shipping and handling costs which resulted from shipment consolidations, $36,000 in customer penalties, $21,000 in outside commissions, $18,000 in system support costs, $12,000 in personnel costs and $2,000 in outside services, all of which were partially offset by an increase of $2,000 in sales expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $166,000, or 22%, to $593,000 in the second quarter of 2009 as compared to $759,000 in the second quarter of 2008. This decrease was primarily due to decreases of $74,000 in personnel costs, $65,000 in bad debt expense, $16,000 in insurance costs, $12,000 in facilities costs, $12,000 in temporary staffing, $5,000 in directors' fees, $5,000 in financial relations expenses, $4,000 in outside services, $4,000 in supplies and $1,000 in miscellaneous income, all of which were partially offset by increases of $12,000 in legal fees, $8,000 in audit fees, $7,000 in finance and bank charges and $5,000 in system support.

         We restated our general and administrative expenses for the three months ended June 30, 2008 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for the three months ended June 30, 2008 were $767,035. Our restated general and administrative expenses for the three months ended June 30, 2008 are $758,935. See "Note 2 - Restatement of June 30, 2008 Financial Statements (Unaudited)" included elsewhere in this report.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the second quarter of 2009 as compared to the second quarter of 2008 as a result of the impairment of trademarks at December 31, 2008.

         NET INTEREST EXPENSE. Net interest expense decreased by $17,000, or 100%, in the second quarter of 2009 as compared to the second quarter of 2008. This decrease primarily resulted from the termination of our prior line of credit on July 31, 2008. Financing charges related to the credit facility with Rexford Funding are included in general and administrative expenses.

         OTHER INCOME. Other income increased by $1,000, or 33%, in the second quarter of 2009 as compared to the second quarter of 2008 primarily as a result of miscellaneous income.


SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)


                                          Six Months Ended               Dollar      Percentage            Results as a
                                              June 30,                  Variance      Variance            Percentage of
                                                        2008            Favorable     Favorable             Net Sales
                                         2009        (restated)       (Unfavorable) (Unfavorable)      2009            2008
                                         ----           ----          ------------- -------------      ----            ----
                                                     (restated)
                                                   (in thousands)
Net sales                              $ 5,590         $ 7,737          $(2,147)        (27.7)%       100.0%          100.0%
Cost of sales                            3,685           8,376            4,691          56.0%         65.9%          108.3%
                                       -------         -------          -------         ------         -----          ------
Gross profit (loss)                      1,905            (639)           2,544         398.1%         34.1%           (8.3)%
Selling, marketing and
   advertising expenses                    361             698              337          48.3%          6.5%            9.0%
General and administrative
   expenses                              1,337           1,528              191          12.5%         23.9%           19.7%
Depreciation and amortization               27              67               40          59.7%          0.5%            0.9%
                                       -------         -------          -------         ------         -----          ------
Operating income (loss)                    180          (2,932)           3,112         106.1%          3.2%          (37.9)%

Net interest expense                        --             (91)              91         100.0%           --%           (1.1)%

Other income                                 6               3                3         100.0%          0.1%             --%
                                       -------         -------          -------         ------         -----          ------
Income (loss) from operations
   before provision for income
   taxes                                   186          (3,020)           3,206         106.2%          3.3%          (39.0)%

Income tax provision                         1               1               --             --%        (0.1)%          (0.1)%
                                       -------         -------          -------         ------         -----          ------
Net income (loss)                      $   185         $(3,021)         $ 3,206         106.1%          3.2%          (39.1)%
                                       =======         =======          =======         ======         =====          ======

         NET SALES. Net sales decreased by $2,147,000, or 28%, to $5,590,000 in the first six months of 2009 as compared to $7,737,000 in the first six months of 2008. A combination of factors caused the decrease in our net sales, including a $2.6 million, or 85%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $461,000, or 8% of net sales, for the first six months of 2009, as compared to $3.1 million, or 40% of net sales, for the first six months of 2008. In addition, sales of our HDTVs decreased by 100% from $1.4 million in the first six months of 2008. Also, sales of our optical data storage products increased 59% to $5.1 million, or 92% of net sales, for the first six months of 2009, as compared to $3.2 million, or 42% of net sales, for the first six months of 2008, and the average unit net sales price of our optical drives for the first six months of 2009 increased by 11% to $56.01 compared to $50.64 for the first six months of 2008 and our net units sold increased by 44% from the first six months of 2008 to the first six months of 2009.

         In addition, our overall product return rate was 14.4% in the first six months of 2009 compared to 21.9% in the first six months of 2008. The decrease in our overall product return rate resulted from a decrease in sales of our HDTVs which experienced a 37% return rate in the first six months of 2008. Also, sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 8.5%, all of which were offset against gross sales, in the first six months of 2009, as compared to 7.3% in the first six months of 2008. The increase in our overall rate of sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees resulted primarily from an increase in sales incentives associated with our optical data storage products due to competitive pressures for these products in the first six months of 2009 as compared to the first six months of 2008.

         GROSS PROFIT. Gross profit increased by $2.5 million, or 398%, to $1.9 million in the first six months of 2009 as compared to a gross loss of $639,000 in the first six months of 2008. The increase in gross profit primarily resulted from increased operating margins on our optical data storage products and lower sales of magnetic data storage products and HDTVs which had substantially lower or negative gross margins. Our gross profit margin as a percentage of net sales increased to 34% in the first six months of 2009 as compared to a gross loss of 8% in the first six months of 2008.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $337,000, or 48%, to $361,000 in the first six months of 2009 as compared to $698,000 in the first six months of 2008. This decrease was primarily due to decreases of $172,000 in shipping and handling costs related to lower sales volumes, $43,000 in trade show expenses, $37,000 in customer penalties, $34,000 in outside commissions, $30,000 in personnel costs, $20,000 in system support and $2,000 in outside services, all of which were partially offset by an increase of $1,000 in travel and entertainment expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $191,000, or 13%, to $1.3 million in the first six months of 2009 as compared to $1.5 million in the first six months of 2008. This decrease was primarily due to decreases of $152,000 in personnel costs, $76,000 in outside services, $66,000 in bad debt expense, $35,000 in insurance costs, $20,000 in bank charges, $15,000 in financial relations expenses, $10,000 in directors fees, $10,000 in miscellaneous expenses, $9,000 in system support, $5,000 in supplies and $3,000 in travel and entertainment expenses, all of which were partially offset by increases of $81,000 in legal fees, $73,000 in finance charges, $49,000 in audit fees, $1,000 in supplies and $1,000 in facilities costs.

         We restated our general and administrative expenses for the six months ended June 30, 2008 to correct an error in the manner in which we accrued audit fees. We previously accrued audit fees in the period to which the corresponding audit applied despite the fact that the audit fees were incurred in a subsequent period. We have corrected our methodology for accruing audit fees so that our audit fees are accrued in the period in which they are incurred. Our previously-reported general and administrative expenses for the six months ended June 30, 2008 were $1,491,000. Our restated general and administrative expenses for the six months ended June 30, 2008 are $1,528,000. See "Note 2 - Restatement of June 30, 2008 Financial Statements (Unaudited)" included elsewhere in this report.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the first six months of 2009 as compared to the first six months of 2008 as a result of the impairment of trademarks at December 31, 2008.

         NET INTEREST EXPENSE. Net interest expense decreased by $91,000, or 100%, in the first six months of 2009 as compared to the first six months of 2008. This decrease primarily resulted from the termination of our prior line of credit on July 31, 2008. Financing charges related to the credit facility with Rexford Funding are included in general and administrative expenses.

         OTHER INCOME. Other income increased by $3,000, or 100%, in the first six months of 2009 as compared to the first six months of 2008 primarily as a result of miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future. As of June 30, 2009, we had a working capital deficit of $2.2 million, an accumulated deficit of $33.9 million, $127,846 in cash and cash equivalents and $896,066 in net accounts receivable. This compares with a working capital deficit of $2.5 million, an accumulated deficit of $34.1 million, $425,495 in cash and cash equivalents and $1.0 million in net accounts receivable as of December 31, 2008. For the six months ended June 30, 2009, our cash decreased by $297,649, or 70%, from $425,495 to $127,846.

         As of August 7, 2009, we had only approximately $252,974 of cash and cash equivalents and we are experiencing a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months or less.

         Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

         If we incur future losses, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

     CASH FLOWS

         Cash used in our operating activities totaled $297,649 during the six months ended June 30, 2009, as compared to cash provided by our operating activities of $2.3 million during the six months ended June 30, 2008, and resulted primarily from the following combination of factors:

         o        net income of $185,000;
         o        a $198,000 decrease in accounts receivable;
         o        a $101,000 decrease in inventory;
         o a $21,000 decrease in prepaid expenses and other current assets;
         o        a $27,000 increase in depreciation and amortization;
         o        a $26,000 increase in our allowance for product returns;
         o        a $17,000 increase in our reserves for sales incentives; and
         o        a $15,000 increase in share-based compensation.

         These increases in cash were partially offset by:

         o a $331,000 decrease in accounts payable, accrued expenses and other;
         o        a $261,000 decrease in allowance for obsolete inventory;
         o a $120,000 decrease in accounts payable - related party, resulting from return of products;
         o        an $82,000 decrease in point-of-sale accruals;
         o        a $30,000 decrease in our capital leases;
         o        a $26,000 decrease in deferred revenue;
         o        a $23,000 decrease in mail-in rebates accruals;
         o a $14,000 decrease in market development funds, cooperative advertising costs and cross-dock fees accruals; and
         o        a $1,000 decrease in allowance for doubtful accounts.

         Cash from our investing activities totaled $0 during the six months ended June 30, 2009 as compared to cash provided by our investing activities of $341,397 during the six months ended June 30, 2008.

         Cash from our financing activities totaled $0 during the six months ended June 30, 2009 as compared to cash used in our financing activities of $3.5 million for the six months ended June 30, 2008.

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

         The Agreement had an initial term through April 30, 2009 and has automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding has the right to terminate the Agreement upon 30 days prior notice.

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

     TRADE CREDIT FACILITY

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of Behavior Tech Computer Corp. During the six months ended June 30, 2009, we made no purchases under this arrangement. As of August 7, 2009, there were $4,484,433 in trade payables outstanding under this arrangement. As of August 7, 2009, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The disclosure requirements and impacts of new accounting pronouncements are described in "Note 17--Recent Accounting Pronouncements" of the notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

                                        I/OMAGIC CORPORATION


Dated:  August 7, 2009                  By:  /s/ TONY SHAHBAZ
                                             -----------------------------------
                                             Tony Shahbaz
                                             Acting Chief Financial Officer
                                             (principal financial and accounting
                                             officer)

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