Form 10-Q
period 2009-09-30
I/OMAGIC CORP
filed 2009-10-30
CIK 1083663

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of October 26, 2009, there were 4,540,292 shares of the issuer's common stock issued and outstanding.

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


                                                  TABLE OF CONTENTS

                                                      PART I
                                               FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----

Item 1.    Financial Statements...................................................................................1

           Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and
              December 31, 2008...................................................................................1

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2009 and 2008 (unaudited).............................................................2

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2009 and 2008 (unaudited).............................................................3

           Notes to Condensed Consolidated Financial Statements...................................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........................................24

Item 4.    Controls and Procedures ..............................................................................24

Item 4T.   Controls and Procedures ..............................................................................24

                                                      PART II
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................................................25

Item 1A.   Risk Factors .........................................................................................25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..........................................25

Item 3.    Defaults Upon Senior Securities ......................................................................25

Item 4.    Submission of Matters to a Vote of Security Holders ..................................................25

Item 5.    Other Information ....................................................................................26

Item 6.    Exhibits .............................................................................................26

Signatures ......................................................................................................27

Exhibits Filed with this Report





                                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                        I/OMAGIC CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          2009              2008
                                                                                      ------------       ------------
                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $    650,696       $    425,495
    Accounts receivable, net                                                               442,498          1,039,595
    Inventory, net                                                                       1,528,870          1,524,719
    Prepaid expenses and other current assets                                               74,979            101,695
                                                                                      ------------       ------------
       Total current assets                                                              2,697,043          3,091,504
EQUIPMENT, net                                                                             150,082            189,719
TRADEMARKS, net                                                                                 --                 --
OTHER ASSETS                                                                                44,428             41,928
                                                                                      ------------       ------------
       TOTAL ASSETS                                                                   $  2,891,553       $  3,323,151
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable, accrued expenses and other                                      $    309,338       $    852,994
    Accounts payable - related party                                                     4,537,753          4,604,138
    Deferred revenue                                                                            --             26,400
    Capital lease obligations - current portion                                             25,404             54,942
    Accrued mail-in rebates                                                                  2,215             24,080
                                                                                      ------------       ------------
       Total current liabilities                                                         4,874,710          5,562,554
                                                                                      ------------       ------------
LONG-TERM LIABILITIES
    Sub-lease deposit                                                                        9,703                 --
    Capital lease obligations                                                                   --             13,704
                                                                                      ------------       ------------
    Total long-term liabilities                                                              9,703             13,704
                                                                                      ------------       ------------
    Total liabilities                                                                    4,884,413          5,576,258
                                                                                      ------------       ------------
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 10,000,000 shares authorized
       Series A, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
       Series B, 1,000,000 shares authorized, no shares issued and outstanding                  --                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and
       4,540,292 shares issued and outstanding, respectively                                 4,541              4,541
    Additional paid-in capital                                                          31,858,651         31,842,567
    Accumulated deficit                                                                (33,856,052)       (34,100,215)
                                                                                      ------------       ------------
    Total stockholders' deficit                                                         (1,992,860)        (2,253,107)
                                                                                      ------------       ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  2,891,553       $  3,323,151
                                                                                      ============       ============


                         See accompanying notes to these consolidated financial statements




                                                I/OMAGIC CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                SEPTEMBER 30,
                                                     2009                   2008                  2009                   2008
                                              ----------------       ----------------       ----------------       ----------------

NET SALES                                     $      2,341,777       $      1,528,404       $      7,931,873       $      9,265,370
COST OF SALES                                        1,653,235              1,661,992              5,338,211             10,038,337
                                              ----------------       ----------------       ----------------       ----------------
GROSS PROFIT (LOSS)                                    688,542               (133,588)             2,593,662               (772,967)
                                              ----------------       ----------------       ----------------       ----------------
OPERATING EXPENSES
     Selling, marketing and advertising                153,951                179,250                515,173                876,948
     General and administrative                        461,985                624,260              1,798,970              2,152,944
     Depreciation and amortization                      13,003                 31,186                 39,637                 97,595
                                              ----------------       ----------------       ----------------       ----------------
         Total operating expenses                      628,939                834,696              2,353,780              3,127,487
                                              ----------------       ----------------       ----------------       ----------------
INCOME (LOSS) FROM OPERATIONS                           59,603               (968,284)               239,882             (3,900,454)
                                              ----------------       ----------------       ----------------       ----------------
OTHER INCOME (EXPENSE)
     Interest expense                                   (1,169)                (4,798)                (1,169)               (95,546)
     Currency transaction loss                              --                     --                 (2,762)                  (446)
     Other income                                          216                  1,059                  9,012                  4,050
                                              ----------------       ----------------       ----------------       ----------------
         Total other income (expense)                     (953)                (3,739)                 5,081                (91,942)
                                              ----------------       ----------------       ----------------       ----------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                                58,650               (972,023)               244,963             (3,992,396)
PROVISION FOR INCOME TAXES                                  --                     --                    800                    800
                                              ----------------       ----------------       ----------------       ----------------
NET INCOME (LOSS)                             $         58,650       $       (972,023)      $        244,163       $     (3,993,196)
                                              ================       ================       ================       ================
BASIC AND DILUTED INCOME (LOSS) PER SHARE     $           0.01       $          (0.21)      $           0.05       $          (0.88)
                                              ================       ================       ================       ================
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                       4,540,292              4,540,292              4,540,292              4,540,292
                                              ================       ================       ================       ================


                         See accompanying notes to these condensed consolidated financial statements



                            I/OMAGIC CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  2009              2008
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   244,163       $(3,993,196)
   Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
      Depreciation and amortization                                 39,637            45,899
      Amortization of trademarks                                        --            51,696
      Allowance for doubtful accounts                               (1,053)         (145,076)
      Allowance for product returns                                 39,945          (167,069)
      Reserves for sales incentives                                 27,399            24,224
      Accrued point-of-sale rebates                               (156,898)          (92,490)
      Accrued market development funds, cooperative
         advertising costs and cross dock fees                     (33,418)         (331,995)
      Allowance for obsolete inventory                            (245,824)          (78,333)
      Share-based compensation expense                              16,084            38,316
   Changes in assets and liabilities (net of dispositions
         and acquisitions)
      Accounts receivable                                          721,122         6,984,186
      Inventory                                                    241,673         3,340,143
      Prepaid expenses and other current assets                     26,716            40,562
      Other assets                                                  (2,500)               --
      Accounts payable, accrued expenses and other                (543,656)         (340,453)
      Accounts payable - related party                             (66,385)       (2,810,074)
      Deferred revenue                                             (26,400)               --
      Sub-lease deposit                                              9,703                --
      Capital leases                                               (43,242)          (33,777)
      Accrued mail-in rebates                                      (21,865)         (193,905)
                                                               -----------       -----------
Net cash provided by operating activities                          225,201         2,338,658
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash                                                      --           341,899
                                                               -----------       -----------
Net cash provided by investing activities                               --           341,899
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                                       --        (3,864,942)
                                                               -----------       -----------
Net cash used in financing activities                                   --        (3,864,942)
                                                               -----------       -----------
Net increase (decrease) in cash and cash equivalents               225,201        (1,184,385)
Cash and cash equivalents at beginning of period                   425,495         1,463,122
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   650,696       $   278,737
                                                               ===========       ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      INTEREST PAID                                            $     1,169       $    95,546
                                                               ===========       ===========
      INCOME TAXES PAID                                        $       800       $       800
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

Liquidity and Going Concern
---------------------------

The Company generated net income for the nine months ended September 30, 2009 of $244,163 but experienced losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 of $4,252,412, $4,752,974, $202,042, $1,818,250 and
$8,056,864, respectively. At September 30, 2009, the Company had cash and cash equivalents of $650,696 and as of October 26, 2009, the Company had $735,967 of cash and cash equivalents and a credit facility limited to $1,500,000. Accordingly, the Company is presently experiencing a lack of capital and may have insufficient liquidity to fund its operations for the next twelve months or less. The Company's consolidated financial statements as of and for the year ended December 31, 2008 and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report, the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company's financial position as of September 30, 2009, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - CONCENTRATION OF RISK

Retailers and distributors
--------------------------

During the nine months ended September 30, 2009, the Company's most significant retailer and distributors were Staples, D&H Distributing and Tech Data. Collectively, this retailer and these distributors accounted for 86.7% of the Company's net sales in the first nine months of 2009. During the nine months ended September 30, 2008, the Company's most significant retailers and distributor were Staples, Target, Tech Data and MicroCenter. Collectively, these retailers and distributor accounted for 77.4% of the Company's net sales in the first nine months of 2008.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2009, one of the Company's retailers and two distributors represented 87.4% of total accounts receivable. As a result of the substantial amount and concentration of the Company's accounts receivable, if any of its major distributors or retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company's ability to make payments under its credit facility with Rexford Funding and which, in turn, could adversely affect the Company's ability to borrow funds to pay its liabilities and to purchase inventory and sustain its operations.

Related Party
-------------

During the nine months ended September 30, 2009, the Company did not purchase any inventory from its related party, Behavior Tech Computer Corp. ("BTC"). As of September 30, 2009, there were $4,537,753 in trade payables outstanding to BTC. See Note 10 "Accounts Payable and Trade Credit Facilities - Related Party."

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2009 and December 31, 2008 consisted of the following:

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2009             2008
                                                                -----------       -----------
                                                                (unaudited)
        Accounts receivable                                     $ 1,132,586       $ 1,853,708
        Less:Allowance for doubtful accounts                             --            (1,053)
             Allowance for product returns                         (354,255)         (314,310)
             Reserve for sales incentives                           (84,876)          (57,477)
             Accrued point-of-sale rebates                         (141,453)         (298,351)
             Accrued market development funds, cooperative
                advertising costs and cross dock fees              (109,504)         (142,922)
                                                                -----------       -----------
           TOTAL                                                $   442,498       $ 1,039,595
                                                                ===========       ===========

NOTE 5 - INVENTORY

Inventory as of September 30, 2009 and December 31, 2008 consisted of the following:

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        2009              2008
                                                                    -----------       -----------
                                                                    (unaudited)

        Component parts                                             $    53,150       $   154,697
        Finished goods--warehouse                                       656,964         1,076,194
        Finished goods--consigned                                       875,756           596,652
                                                                    -----------       -----------
                                                                      1,585,870         1,827,543
        Less: Allowance for obsolete and slow-moving inventory          (57,000)         (302,824)
                                                                    -----------       -----------
             TOTAL                                                  $ 1,528,870       $ 1,524,719
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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EQUIPMENT

Equipment as of September 30, 2009 and December 31, 2008 consisted of the following:

                                            SEPTEMBER 30,     DECEMBER 31,
                                                 2009             2008
                                             -----------       -----------
                                             (unaudited)

        Computer equipment and software      $   977,423       $   977,423
        Warehouse equipment                      138,065           138,065
        Office furniture and equipment           281,155           281,155
        Vehicles                                  74,742            74,742
        Leasehold improvements                   106,633           106,633
                                             -----------       -----------
                                               1,578,018         1,578,018
        Less: Accumulated depreciation        (1,427,936)       (1,388,299)
                                             -----------       -----------
            TOTAL                            $   150,082       $   189,719
                                             ===========       ===========

For the three and nine months ended September 30, 2009 and 2008, depreciation and amortization expense was $13,033 and $31,186, and $39,637 and $97,595, respectively.

NOTE 7 - TRADEMARKS

Trademarks as of September 30, 2009 and December 31, 2008 consisted of the following:

                                           SEPTEMBER 30,    DECEMBER 31,
                                                2009           2008
                                             ---------       ---------
                                            (unaudited)

        Trademarks                           $ 499,800       $ 499,800
        Less: Amortization                    (499,800)       (499,800)
                                             ---------       ---------
            TOTAL                            $      --       $      --
                                             =========       =========

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

The Agreement had an initial term through April 30, 2009 and had automatic six month extensions unless either party terminated the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Lender had the right to terminate the Agreement upon 30 days prior notice. In August 2009, the Company agreed with Lender that the Agreement would have a month-to-month term.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If the Company terminates the Agreement prior to the end of the term, it will be subject to an early termination fee equal to Lender's average monthly commission and/or deficiency charges for the preceding term, pro rated for the time remaining in the term.

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

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2009 and December 31, 2008 consisted of the following:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2009              2008
                                              ---------------    ---------------
                                                (unaudited)

Trade accounts payable                        $       209,955    $       565,804
Accrued compensation and related benefits              75,375            121,998
Other                                                  24,008            165,192
                                              ---------------    ---------------
     TOTAL                                    $       309,338    $       852,994
                                              ===============    ===============

NOTE 10 - ACCOUNTS PAYABLE AND TRADE CREDIT FACILITIES - RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company's warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of BTC, one of the Company's significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of BTC. For the nine months ended September 30, 2009, the Company made no purchases under this arrangement. As of September 30, 2009, there were $4.5 million in trade payables outstanding under this arrangement. As of October 26, 2009, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that the Company will be able to obtain additional inventory supplies from BTC unless, and at least until, the Company is able to negotiate repayment terms acceptable to BTC. Even if the Company is able to negotiate repayment terms acceptable to BTC, the Company may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments
---------------------------

The Company leases its facilities under non-cancelable operating lease agreements expiring through December 31, 2012. The Company has the right to extend the lease for one three-year period under the same terms and conditions, except that the base rent for each year during the option period is to increase at the rate of three percent per annum.

On July 6, 2009, the Company executed a sub-lease for approximately 30% of its facility to a sub-tenant for a period of 18 months with an option to renew for an additional 22 months. The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period is $160,578. In addition to the base rent, the sub-tenant also pays its proportionate share of the monthly operating expenses related to the facilities.

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

Service Agreements
------------------

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified. These expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 12 - SHARE-BASED COMPENSATION

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

As of September 30, 2009, there were options to acquire 133,325 shares of common stock issued to employees and directors that were outstanding under the Plans.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of September 30, 2009 were as follows:

                                                                         WEIGHTED-
                                                     WEIGHTED-            AVERAGE
                                                      AVERAGE            REMAINING
                                 NUMBER OF            EXERCISE          CONTRACTUAL           INTRINSIC
     OPTIONS                       SHARES              PRICE            LIFE (YEARS)          VALUE(1)
---------------------         -------------       -------------        ------------       -----------------
     Outstanding                  133,325         $       2.77                1.01        $        368,888
     Expected to vest             133,325         $       2.77                1.01        $        368,888
     Exercisable                  133,325         $       2.77                1.01        $        368,888

      ----------
      (1)   Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the nine months ended September 30, 2009 and 2008. No cash was received from the exercise of stock options for the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.

Share-based compensation expense was $16,084 and $38,316 for the nine months ended September 30, 2009 and 2008, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company's policy is to issue new shares to satisfy share option exercises.

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

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized no charge for uncertain tax positions.

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of September 30, 2009 and December 31, 2008, the valuation allowance for deferred tax assets totaled approximately $16,443,000 and $16,543,000, respectively. For the nine month periods ended September 30, 2009 and 2008, the net change in the valuation allowance was approximately $100,000 (decrease) and $1,836,000 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,566,000 and $27,750,000, respectively, that expire through 2028 and 2018, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009 and December 31, 2008, the Company had no accrual for the payment of interest and penalties

NOTE 14 - LOSS PER SHARE

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

NOTE 15 - SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company's headquarters in the United States. All sales for the nine months ended September 30, 2009 were in the United States.

                       I/OMAGIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's financial position, results of operations or cash flows for the first nine months of 2009 and the Company has made no election under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, EFFECTIVE DATE OF FASB STATEMENT 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no material impact on the Company's accounting or disclosure as to its assets and liabilities at September 30, 2009 and did not materially affect the Company's financial position, results of operations or cash flows for the first nine months of 2009. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE DATA STORAGE AND DIGITAL ENTERTAINMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND FINANCIAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND ELSEWHERE IN THIS REPORT.


OVERVIEW

         We sell data storage products and other consumer electronics products. We also sold televisions, most of which were high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. Our data storage products collectively accounted for approximately 99% of our net sales for the first nine months of 2009 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first nine months of 2009.

         Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

         We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. During the first nine months of 2009, our most significant retailer and distributors were Staples, D&H Distributing and Tech Data. Collectively, this retailer and these distributors accounted for 86.7% of our net sales for the first nine months of 2009, or 45.7%, 31.8% and 9.2%, respectively. During the first nine months of 2008, our most significant retailers and distributor were Staples, Target, Tech Data and MicroCenter. Collectively, these retailers and distributor accounted for 77.4% of our net sales during that period.

         We market our products primarily under our I/OMagic(R) brand name, but from time to time, we also market products under our Digital Research Technologies(R) and Hi-Val(R) brand names. We sell our data storage products primarily under our I/OMagic(R) brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

         We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from Asia, predominantly from China and Taiwan, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products.

RECENT DEVELOPMENTS

         As of October 26, 2009, we had $735,967 of cash and cash equivalents. Accordingly, we continue to experience a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

         Sales of our magnetic data storage products continue to decline and we are no longer developing new magnetic data storage products because of the intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor who are original equipment manufacturers of hard disk drives. Due to this intense price competition, we may not be able to sell our remaining inventory of magnetic data storage products at positive gross margins. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future, or whether we will develop new magnetic data storage products. In response to these market conditions, and also as part of our ongoing efforts to bring new products to market, we are currently exploring other products with our suppliers and retailers to sell through our sales channels.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


                                       Three Months Ended                    Percentage       Results as a
                                          September 30,     Dollar Variance   Variance        Percentage of
                                    ----------------------     Favorable      Favorable         Net Sales
                                      2009          2008     (Unfavorable)  (Unfavorable)     2009       2008
                                    -------       --------  --------------- -------------  --------    --------

                                                   (in thousands)
Net sales                           $ 2,342       $ 1,528       $   814          53.3%       100.0%      100.0%
Cost of sales                         1,653         1,662             9           0.5%        70.6%      108.8%
                                    -------       -------       -------       --------     --------    --------
Gross profit (loss)                     689          (134)          823         614.2%        29.4%       (8.8)%
Selling, marketing and
   advertising expenses                 154           179            25          14.0%         6.6%       11.7%
General and administrative
   expenses                             462           624           162          26.0%        19.7%       40.8%
Depreciation and amortization            13            31            18          58.1%         0.5%        2.0%
                                    -------       -------       -------       --------     --------    --------
Operating income (loss)                  60          (968)        1,028         106.2%         2.6%      (63.4)%
Net interest expense                     (1)           (5)            4          80.0%          --%        0.3%
Other income                             --             1            (1)        100.0%          --%        0.1%
                                    -------       -------       -------       --------     --------    --------
Income (loss) from operations
   before provision for income
   taxes                                 59          (972)        1,031         106.1%         2.5%      (63.6)%
Income tax provision                     --            --            --            --%          --%         --%
                                    -------       -------       -------       --------     --------    --------
Net income (loss)                   $    59       $  (972)      $ 1,031         106.1%         2.5%      (63.6)%
                                    =======       =======       =======       ========     ========    ========

         NET SALES. Net sales increased by $814,000, or 53%, to $2,342,000 in the third quarter of 2009 as compared to $1,528,000 in the third quarter of 2008. A combination of factors caused the increase in our net sales, including an increase in sales of our optical data storage products by 60% to $2.2 million, or 94% of net sales, for the third quarter of 2009, as compared to $1.4 million, or 89% of net sales, for the third quarter of 2008, while the average unit net sales price of our optical drives for the third quarter of 2009 increased by 18% to $56.27 compared to $47.78 for the third quarter of 2008 and our net units sold increased by 36% in the third quarter of 2009 compared to the third quarter of 2008. These increases were offset by a $34,000, or 20%, decrease in sales of our magnetic data storage products across the same periods. Sales of our magnetic data storage products totaled $137,000, or 6% of net sales, for the third quarter of 2009, as compared to $171,000, or 11% of net sales, for the third quarter of 2008.

         In addition, our overall product return rate was 13.7% in the third quarter of 2009 compared to 16.5% in the third quarter of 2008. The decrease in our overall product return rate is a result of no returns of HDTVs in the third quarter of 2009 compared to the number of HDTVs returned in the third quarter of 2008. Also, sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 7%, all of which were offset against gross sales, in the third quarter of 2009, as compared to 19% in the third quarter of 2008. The decrease in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from a decrease in sales incentives associated with our optical data storage products due to better market positioning for these products in the third quarter of 2009 as compared to the third quarter of 2008.

         GROSS PROFIT (LOSS). Gross profit increased by $823,000, or 614%, to $689,000 in the third quarter of 2009 as compared to a gross loss of $134,000 in the third quarter of 2008. The increase in gross profit primarily resulted from increased operating margins on our optical data storage products and from lower cost of sales for our magnetic data storage products resulting from inventory valuation write-downs in prior periods. Our gross profit margin as a percentage of net sales increased to 29% in the third quarter of 2009 as compared to a gross loss margin of 9% in the third quarter of 2008.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $25,000, or 14%, to $154,000 in the third quarter of 2009 as compared to $179,000 in the third quarter of 2008. This decrease was primarily due to decreases of $31,000 in personnel costs, $9,000 in shipping and handling costs which resulted from shipment consolidations, $5,000 in sales expenses, $5,000 in system support costs and $3,000 in customer refunds, all of which were partially offset by increases of $17,000 in outside commissions, $9,000 in trade show expenses, $1,000 in supplies and $1,000 in travel and entertainment expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $162,000, or 26%, to $462,000 in the third quarter of 2009 as compared to $624,000 in the third quarter of 2008. This decrease was primarily due to decreases of $72,000 in personnel costs, $36,000 in facilities costs, $17,000 in insurance costs, $17,000 in legal fees, $14,000 in directors' fees, $8,000 in temporary staffing costs, $8,000 in financial relations expenses, $5,000 in travel and entertainment expenses, $4,000 in audit fees, $4,000 in bank charges, $3,000 in technical support costs and $1,000 in system support costs, all of which were partially offset by increases of $15,000 in outside services costs, $8,000 in miscellaneous income, $3,000 in finance and bank charges and $1,000 in supplies costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the third quarter of 2009 as compared to the third quarter of 2008 as a result of the impairment of trademarks at December 31, 2008.

         NET INTEREST EXPENSE. Net interest expense decreased by $1,000, or 100%, in the third quarter of 2009 as compared to the third quarter of 2008. This decrease primarily resulted from the termination of our prior line of credit on July 31, 2008. Financing charges related to the credit facility with Rexford Funding are included as finance charges in general and administrative expenses.

         OTHER INCOME. Other income decreased by $1,000, or 100%, in the third quarter of 2009 as compared to the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)


                                       Nine Months Ended                     Percentage       Results as a
                                         September 30,      Dollar Variance   Variance        Percentage of
                                    ----------------------     Favorable      Favorable         Net Sales
                                      2009          2008     (Unfavorable)  (Unfavorable)     2009       2008
                                    -------       --------  --------------- -------------  --------    --------
Net sales                           $  7,932      $  9,265      $ (1,333)        (14.4)%      100.0%      100.0%
Cost of sales                          5,338        10,038         4,700          46.8%        67.3%      108.3%
                                    --------      --------      --------       --------     --------    --------
Gross profit (loss)                    2,594          (773)        3,367         435.6%        32.7%       (8.3)%
Selling, marketing and
   advertising expenses                  515           877           362          41.3%         6.5%        9.5%
General and administrative
   expenses                            1,799         2,153           354          16.4%        22.7%       23.2%
Depreciation and amortization             40            97            57          58.8%         0.5%        1.0%
                                    --------      --------      --------       --------     --------    --------
Operating income (loss)                  240        (3,900)        4,140         106.2%         3.0%      (42.1)%
Net interest expense                      (1)          (96)           95          99.0%          --%        1.0%
Other income                               6             4             2          50.0%         0.1%         --%
                                    --------      --------      --------       --------     --------    --------
Income (loss) from operations
   before provision for income
   taxes                                 245        (3,992)        4,237         106.1%         3.1%      (43.1)%
Income tax provision                       1             1            --            --%          --%         --%
                                    --------      --------      --------       --------     --------    --------
Net income (loss)                   $    244      $ (3,993)     $  4,237         106.1%         3.1%      (43.1)%
                                    ========      ========      ========       ========     ========    ========

         NET SALES. Net sales decreased by $1,133,000, or 14%, to $7,932,000 in the first nine months of 2009 as compared to $9,265,000 in the first nine months of 2008. A combination of factors caused the decrease in our net sales, including a $2.5 million, or 81%, decrease in sales of our magnetic data storage products. Sales of our magnetic data storage products totaled $602,000, or 8% of net sales, for the first nine months of 2009, as compared to $3.1 million, or 34% of net sales, for the first nine months of 2008. In addition, sales of our HDTVs decreased by 100% from $1.4 million in the first nine months of 2009 compared to the first nine months of 2008. However, sales of our optical data storage products increased 58% to $7.3 million, or 92% of net sales, for the first nine months of 2009, as compared to $4.6 million, or 50% of net sales, for the first nine months of 2008, and the average unit net sales price of our optical drives for the first nine months of 2009 decreased by 1% to $56.06 compared to $59.85 for the first nine months of 2008 and our net units sold increased by 42% in the first nine months of 2009 compared to the first nine months of 2008.

         In addition, our overall product return rate was 14.2% in the first nine months of 2009 compared to 20.9% in the first nine months of 2008. The decrease in our overall product return rate resulted from a decrease in sales of our HDTVs which experienced a 36% return rate in the first nine months of 2008. Also, sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 8.0%, all of which were offset against gross sales, in the first nine months of 2009, as compared to 9.4% in the first nine months of 2008. The decrease in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from a decrease in sales incentives associated with our optical data storage products due to better market positioning for these products in 2009 as compared to 2008.

         GROSS PROFIT (LOSS). Gross profit increased by $3.4 million, or 436%, to $2.6 million in the first nine months of 2009 as compared to a gross loss of $773,000 in the first nine months of 2008. The increase in gross profit primarily resulted from increased operating margins on our optical data storage products and positive operating margins on our magnetic data storage products due to lower cost of sales resulting from inventory valuation write-downs in prior periods, while our HDTVs had negative gross margins in 2008. Our gross profit margin as a percentage of net sales increased to 33% in the first nine months of 2009 as compared to a gross loss margin of 8% in the first nine months of 2008.

         SELLING, MARKETING AND ADVERTISING EXPENSES. Selling, marketing and advertising expenses decreased by $362,000, or 41%, to $515,000 in the first nine months of 2009 as compared to $877,000 in the first nine months of 2008. This decrease was primarily due to decreases of $181,000 in shipping and handling costs related to lower sales volumes and consolidation of shipments, $61,000 in personnel costs, $37,000 in customer penalties, $34,000 in trade show expenses, $25,000 in system support costs, $16,000 in outside commissions, $8,000 in sales expenses, and $2,000 in outside services costs, all of which were partially offset by an increase of $2,000 in operating supplies costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $354,000, or 16%, to $1.8 million in the first nine months of 2009 as compared to $2.2 million in the first nine months of 2008. This decrease was primarily due to decreases of $223,000 in personnel costs, $66,000 in bad debt expense, $52,000 in insurance costs, $38,000 in outside services costs, $38,000 in facilities costs, $32,000 in temporary staffing costs, $24,000 in directors fees, $23,000 in bank charges, $22,000 in financial relations expenses, $12,000 in system support costs, $8,000 in travel and entertainment expenses, and $2,000 in miscellaneous expenses, all of which were partially offset by increases of $73,000 in finance charges related to our credit facility, $64,000 in legal fees and $49,000 in audit fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the first nine months of 2009 as compared to the first nine months of 2008 as a result of the impairment of trademarks at December 31, 2008.

         NET INTEREST EXPENSE. Net interest expense decreased by $95,000, or 99%, in the first nine months of 2009 as compared to the first nine months of 2008. This decrease primarily resulted from the termination of our prior line of credit on July 31, 2008. Financing charges related to the credit facility with Rexford Funding are included as finance charges in general and administrative expenses.

         OTHER INCOME. Other income increased by $2,000, or 50%, in the first nine months of 2009 as compared to the first nine months of 2008 primarily as a result of miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities. Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future. As of September 30, 2009, we had a working capital deficit of $2.2 million, an accumulated deficit of $33.9 million,

$650,696 in cash and cash equivalents and $442,498 in net accounts receivable. This compares with a working capital deficit of $2.5 million, an accumulated deficit of $34.1 million, $425,495 in cash and cash equivalents and $1.0 million in net accounts receivable as of December 31, 2008. For the nine months ended September 30, 2009, our cash increased by $225,201, or 53%, from $425,495.

         As of October 26, 2009, we had approximately $735,967 of cash and cash equivalents and we continue to experience a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months or less.

         Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in
Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

     CASH FLOWS

         Cash provided by our operating activities totaled $225,201 during the nine months ended September 30, 2009, as compared to $2.3 million during the nine months ended September 30, 2008, and resulted primarily from the following combination of factors:

         o        net income of $244,000;
         o        a $721,000 decrease in accounts receivable;
         o        a $242,000 decrease in inventory;
         o        a $40,000 increase in depreciation and amortization;
         o        a $40,000 increase in our allowance for product returns;
         o a $27,000 decrease in prepaid expenses and other current assets;
         o        a $27,000 increase in our reserves for sales incentives;
         o        a $16,000 increase in share-based compensation; and
         o        a $10,000 increase in sub-lease deposit.

         These increases in cash were partially offset by:

         o a $544,000 decrease in accounts payable, accrued expenses and other;
         o        a $246,000 decrease in allowance for obsolete inventory;
         o        a $157,000 decrease in point-of-sale accruals;
         o a $66,000 decrease in accounts payable - related party, resulting from return of products;
         o        a $43,000 decrease in our capital leases;
         o a $33,000 decrease in market development funds, cooperative advertising costs and cross-dock fees accruals;
         o        a $26,000 decrease in deferred revenue;
         o        a $22,000 decrease in mail-in rebates accruals;
         o        a $3,000 increase in other assets; and
         o        a $1,000 decrease in allowance for doubtful accounts.

         Cash provided by our investing activities totaled $0 during the nine months ended September 30, 2009 as compared to $342,000 during the nine months ended September 30, 2008.

         Cash used in our financing activities totaled $0 during the nine months ended September 30, 2009 as compared to $3.9 million for the nine months ended September 30, 2008.

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

         The Agreement had an initial term through April 30, 2009 and had automatic six month extensions unless either party terminated the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Rexford Funding had the right to terminate the Agreement upon 30 days prior notice. In August 2009, we agreed with Rexford Funding that the Agreement would have a month-to-month term.

         If we terminate the Agreement prior to the end of the term, we will be subject to an early termination fee equal to Rexford Funding's average monthly commission and/or deficiency charges for the preceding term, pro rated for the time remaining in the term.

         Our obligations under the Agreement are secured by our accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations.

     TRADE CREDIT FACILITY

         In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. The agreement could be terminated by either party upon 60 days' prior written notice to the other party. BTC USA is a subsidiary of BTC, one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic, is the Chief Executive Officer of BTC. During the nine months ended September 30, 2009, we made no purchases under this arrangement. As of September 30, 2009, there were $4,537,753 in trade payables outstanding under this arrangement. As of October 26, 2009, we were out of compliance with the payment terms of the agreement with BTC and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC unless, and at least until, we are able to negotiate repayment terms acceptable to BTC. Even if we are able to negotiate repayment terms acceptable to BTC, we may be unable to obtain additional inventory supplies from BTC on the same terms as before, on satisfactory terms, or at all.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The disclosure requirements and impacts of new accounting pronouncements are described in "Note 16--Recent Accounting Pronouncements" of the notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T.      CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

                                I/OMAGIC CORPORATION


Dated:  October 29, 2009        By:  /s/ TONY SHAHBAZ
                                     -------------------------------------------
                                     Tony Shahbaz
                                     Acting Chief Financial Officer
                                    (principal financial and accounting officer)

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