Form 10-K
period 2009-12-31
I/OMAGIC CORP
filed 2010-03-19
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

Commission file number: 000-27267

I/OMAGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0773180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Marconi, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $163,000 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of March 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ii

PART I

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Item 1.	Business.

Company Overview

We sell electronic data storage products and other consumer electronics products in the North American retail marketplace, which includes the United States and Canada.  During 2009 and 2008, all of our net sales were generated within the United States.

Our current product offerings are predominantly optical data storage products. Our optical data storage products include recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives are primarily for use with desktop computers, notebooks, sub-notebooks and netbooks, collectively referred to as PCs. Our optical data storage products accounted for approximately 93% and 64% of our net sales in 2009 and 2008, respectively.

During 2009, we also sold both mobile and desktop external magnetic data storage products primarily from our inventory on hand. We marketed our mobile magnetic data storage products with 1” and 2.5” hard disk drives with universal serial bus, or USB, connections that plug into any standard USB port and that provide from 4 gigabytes, or 4,000 megabytes, to up to 120 gigabytes, or 120,000 megabytes of storage capacity, depending on a user’s operating system and other factors. We designed our mobile magnetic data storage products as cost-effective portable alternatives to flash media devices and standard hard disk drives. Our mobile magnetic data storage products accounted for approximately 3% and 16% of our net sales for 2009 and 2008, respectively.

Our desktop magnetic data storage products, utilizing 3.5” hard disk drives, require an independent power source and offer storage capacities ranging from 250 gigabytes, or 250,000 megabytes, to up to 1 terabyte, or 1,000,000 megabytes, depending on a user’s operating system and other factors. Our desktop magnetic data storage products accounted for approximately 3% and 10% of our net sales for 2009 and 2008, respectively.

During the fourth quarter of 2007 and the first quarter of 2008, we introduced a line of high-definition televisions, or HDTVs, utilizing liquid crystal displays, or LCDs.  However, we discontinued sales of HDTVs in the second quarter of 2008 and do not anticipate re-entering that market in for the foreseeable future.  During 2008, our HDTV product line accounted for approximately 9% of our net sales.  We did not sell any HDTVs in 2009.

We also sell other consumer electronics products, which accounted for approximately 1% of our net sales in each of 2009 and 2008.

We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, electronics distributors and other major North American retailers, including AAFES (Army Air Force Exchange Services), Best Buy Canada, Costco, Fred Meyer Stores/Kroger, Micro Center, Office Depot, Office Max, Staples and Target. Our retailers sell our products in retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Dell, predominantly through distribution by D&H Distributing, Ingram Micro, GB Micro and Tech Data.

We refer to our retailers and distributors collectively as our customers. We refer to the ultimate consumers of our products as end-users or consumers.

Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our customers and the seasonality of the consumer electronics industry in general.  After adjusting for the addition of new customers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns.

During 2009, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 88% of our net sales for 2009, or 49%, 29% and 10%, respectively. During 2008, our most significant distributor and retailers were Tech Data, Staples and Target. Collectively, this distributor and these two retailers accounted for 78% of our net sales for 2008, or 35%, 26% and 17%, respectively.

We market our products primarily under our I/OMagic® and Digital Research Technologies® brand names, but from time to time, we market products under our Hi-Val® brand name. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

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

Data Storage Industry Overview

Storing/archiving, managing, protecting, securing, retrieving and transferring electronic data has become critical to individuals and businesses due to their increasing dependence on and participation in data-intensive activities. The data storage industry is growing in response to the needs of individuals and businesses to store, manage, protect, retrieve and transfer increasing amounts of data resulting from:

●	the growth in the number of PCs, and the increase in the number, size and complexity of computer operating systems, computer networks and software programs;

●	the introduction of netbooks and sub-notebooks that do not include an optical drive and the projected growth of these categories; and

●
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

We believe that the introduction of netbooks in 2008 created a strong demand for slim and compact CD/DVD players. According to Display Search, more than 33 million netbooks were sold in 2009 and shipments for 2010 are expected to reach 39 million.

A netbook is a mini-laptop computer designed for mobility, wired and wireless Internet online access, word processing and general office applications. Weighing in at 2-3 lbs. and featuring LCD screens between 6 and 10 inches, we believe that the netbook is a perfect companion for people on the go who want connectivity without carrying a much larger and heavier, full-sized laptop.

To achieve the lightest weight and most compact size, netbooks do not have integrated CD/DVD drives which may be necessary only for occasional use. Instead most netbooks feature two or more USB ports, a video-out port, Secure Digital card reader, integrated speakers and microphone and headphone jacks. Netbook keyboards are 5% - 20% smaller than a standard notebook keyboard, and memory and disk drive space vary, depending in part on the operating system installed. Netbook battery life also varies between models, ranging from 2 to 7 hours. Netbooks typically have less memory and smaller static drives, while many models have internal storage on a static disk drive.

Key Factors Driving Growth in the Data Storage Industry

We believe that the following factors, among others, are driving and will continue to drive growth in the data storage industry:

●
Continued growth of Netbooks. With the introduction of netbooks in 2008, enabled by versions of popular operating systems designed for netbooks, this category of products creates a corresponding need for external devices for data transfer and storage – especially high-capacity, compact, cost-effective data transfer and storage devices.

●
Increased use of the Internet. As individuals and businesses continue to increase their use of the Internet for communications, commerce and data retrieval, the corresponding need to utilize data storage devices for storage, management, protection, security, retrieval and transfer of data — especially high-capacity, cost-effective data storage devices — will continue to grow. In addition, bandwidth is increasing and is expected to continue to increase. Increasing bandwidth allows faster data transfer rates over the Internet and makes use of the Internet for data-intensive activities more convenient and cost-effective.

●
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

●
Growth in the critical importance of data. Business databases contain information about customers, suppliers, competitors and industry trends that may be analyzed and potentially transformed into a valuable asset and a competitive advantage. Efficiently storing, managing, protecting, securing, retrieving and transferring this information has become increasingly important to many businesses.

●
Decrease in the cost of storing electronic data. The cost of data storage per “byte” continues to decrease with advances in technology and improved manufacturing processes. This decrease in cost encourages and enables individuals and businesses to purchase more data storage media and devices.

Data Storage Industry Challenges and Trends

We believe that the challenges currently facing the data storage industry include:

●
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

●
Need to identify and satisfy consumer demands and preferences. The data storage industry is characterized in part by rapidly changing consumer demands and preferences for higher levels of product performance and functionality. We believe that to be successful, companies in this industry must closely identify changes in consumer demands and preferences and introduce both new and enhanced data storage products to provide higher levels of performance and functionality than existing products.

We believe that one of the trends in the data storage industry includes the trend toward higher capacity, smaller format optical storage media and related drives, including the trend away from CD-based media and devices towards DVD- and Blu-Ray-based media and devices. Blu-Ray technology expands single layer DVD capacity up to ten-fold and dual layer DVD capacity up to five-fold and allows the storage and retrieval of high definition videos and images for playback on high-definition televisions and monitors. Blu-Ray has been accepted as the dominant technology for super-high-capacity optical data storage devices and we believe that the increased performance offered by this technology will likely result in increased consumer demand for optical data storage devices. Furthermore, we believe that we will be able to incorporate Blu-Ray technology into our product offerings in much the same way as we do today with the large number of format types ranging from recordable and rewritable CD-based products to DVD-based products.

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

We work closely with our customers to promote our products, monitor consumer demands and preferences and attempt to stay at the forefront of the market for optical data storage products. We also work closely with our subcontract manufacturers and suppliers and benefit from their substantial research and development resources and economies of scale.  As a result of working with our customers, subcontract manufacturers and suppliers, we believe that we are able to rapidly bring new and enhanced optical data storage products to market in a cost-effective manner.

We believe that the market intelligence we gain through consultation with our customers, subcontract manufacturers and suppliers enables us to deliver optical data storage products that combine the performance and functionality demanded by the marketplace. Obtaining these products through our subcontract manufacturers and suppliers, along with efficient management of our supply chain, allows us to offer these products at competitive prices.

Our Strategy

Our primary goal is to remain a leading provider of optical data storage products in the North American marketplace. Our business strategy to achieve this goal includes the following elements:

●
Continue to develop and solidify our North American retail and distribution networks. We have developed, and plan to continue to develop, broaden and solidify, close working relationships with leading North American computer, consumer electronics and office supply superstores, other retailers and electronics distributors. These customers carry many of the products that we sell.

●
Continue to develop and expand our strategic subcontract and supply relationships. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers’ and suppliers’ continued development of new and improved data storage products and other consumer electronics products. By continuing to subcontract manufacture and source our products from third parties, we believe that we are able to sell products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with, product development and manufacturing.

●
Continue to develop and offer high value products. We intend to continue to work in conjunction with our customers, subcontract manufacturers and suppliers to enhance existing products and develop new products to satisfy consumer demands and preferences. We believe that our target consumers seek high-value products that combine performance, functionality and reliability at prices competitive with other leading products offered in the marketplace.

Our Products

We have two primary product categories: data storage products and other consumer electronics products.

Data Storage Products

Our optical data storage products consist of a range of internal and external CD/DVD and Blu-Ray drives that store traditional PC data as well as movies, music, photos, video games and other multi-media data, such as:

●	Internal and external optical data storage drives based on the following technologies: CD-RW, DVD+R, DVD+RW, DVD-RAM, DVD+/-RW+/-; and

●	Blu-Ray RW.

We also offer optical data storage products that use double-layer DVD technology, which doubles DVD capacity to approximately 8.5 gigabytes, or 8,500 megabytes, on dual layer discs, depending on the user’s operating system and other factors. We plan to continue our efforts to enhance our optical data storage products by increasing performance and functionality as well as reducing the size of their drive units and enclosures to increase portability and ergonomics.

Other Consumer Electronics Products

Our other consumer electronics products include:

●	Accessories for netbooks such as carrying cases for portable CD/DVD players; and

●	Case enclosures for 2.5” or 3.5” external or portable hard disk drives.

We plan to develop and sell other non-data storage consumer electronics products as we are able to identify products that we can sell competitively. Our other consumer electronics products, not including our data storage products, represent only a minor product category. These products accounted for only approximately 1% of our net sales during each of 2009 and 2008.

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

●
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

●
Development of new products. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. Our new product offerings typically focus on the implementation of existing technology to offer products that are compatible with a wide range of media formats. For our data storage products, these offerings also typically include implementation of new technology to offer products that deliver better solutions to the core needs of the data storage marketplace such as high-capacity, cost-effective, flexible and portable data storage, management, protection, security, retrieval and transfer. We believe that we are able to quickly adopt new technologies and bring them to market through our customers faster than many of our competitors.

Our customers, subcontract manufacturers and suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our customers, subcontract manufacturers and suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

Many of our customers are among the largest wholesale clubs, computer, consumer electronics and office supply retailers and distributors in North America. Over the past three years, our retailers have included Best Buy Canada/Future Shop, Costco, Fred Myer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target while our distributors have included D&H Distributing, Ingram Micro, GB Micro and Tech Data. Through their close contact with the marketplace for data storage products, our customers are able to provide us with important information about consumer demands and preferences.

Many of our subcontract manufacturers and suppliers have substantial product development resources and facilities in Asia, and are among the major component manufacturers and suppliers in their product categories. These subcontract manufacturers and suppliers expend substantial resources on research, development and design of new technologies and efficient manufacturing processes.

Our corporate headquarters in Irvine, California houses a product development team that coordinates and manages the subcontract logistics and product development efforts of our subcontract manufacturers and suppliers in Asia. At our Irvine facility, we also develop user manuals, product packaging and marketing literature as well as installation guides and supplemental materials, including software and hardware designed to permit user-friendly product installation.

We do not have a traditional research and development team. Instead, we work closely with our customers, subcontract manufacturers and suppliers and conduct various other activities in connection with the enhancement of our existing products and the development of new products. We have not, in any reporting period, made any material expenditures on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Our efforts are largely directed at the evaluation of new products and enhancements to existing products rather than the actual design and development of new products or product enhancements.

Our representatives meet frequently with our customers, subcontract manufacturers and suppliers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our customers, subcontract manufacturers and suppliers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers and suppliers, and offered by us and in turn by our customers largely on the basis of market research and trends identified in the data storage and consumer electronics industries. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

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

Operations

We do not directly manufacture any of the components incorporated into the products that we sell. We subcontract manufacture the majority of our component products or source from our suppliers our data storage and other consumer electronics products and assemble, test and reassemble them in our Irvine facility. We believe that by outsourcing the manufacturing of our component products to our subcontract manufacturers or sourcing them from our suppliers, we benefit from:

●
Lower overhead costs. By subcontract manufacturing or sourcing our products from our suppliers we believe that we benefit from lower overhead costs resulting from the elimination of capital expenditures related to owning and operating manufacturing facilities, such as expenditures related to acquiring a manufacturing plant, property and equipment, and staffing, as well as the ongoing cash requirements to fund such an operation.

●
Economies of scale. By subcontract manufacturing or sourcing our products from our suppliers with some of the largest production facilities available in the industry, we believe that we benefit from our subcontract manufacturers’ and suppliers’ economies of scale, which enable us to keep unit production costs low, our supply chain management efficient and our expansion or contraction of product orders flexible in response to changing consumer demands and preferences.

●
Engineering and manufacturing resources. By subcontract manufacturing our products we believe that we benefit from our subcontract manufacturers’ substantial engineering and manufacturing resources, which aid us in offering new and enhanced products and enable us to rapidly bring them to market in a cost-effective manner.

●
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

●
Reduction of potential liabilities. By subcontract manufacturing or sourcing our products from our suppliers we believe that we reduce potential significant liabilities associated with direct product manufacturing, including environmental liabilities and liabilities resulting from warranty claims. We believe that the reduction in potential liabilities decreases our business risks and results in tangible economic benefits such as cost savings related to insurance and the operation of compliance programs.

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

We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our assembly, packaging, storage and distribution facility in Irvine, California.  These products are then packaged and shipped by us either directly to retail and distribution locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers. We maintain a production staff in Irvine, California, that assembles “quick turn” and pilot production runs and repackages bulk quantities received from our subcontract manufacturers and suppliers.

Quality Control

Our primary subcontract manufacturers and suppliers are among the major computer and electronic component manufacturers and suppliers in Asia who we believe have rigorous quality control and shipping guidelines. We regularly inspect and test product samples, periodically tour our subcontract manufacturers’ and suppliers’ facilities, monitor defective product returns and test defective products.

Sales and Marketing

We sell our products primarily through retailers and distributors who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores, wholesale clubs and distributors. In addition, we sell our products through Internet retailers and mail order catalogs.

We cooperate with our customers to promote our products and brand names. We participate in co-sponsored events with our customers and industry trade shows such as CES®. We participate in these events and trade shows in order to develop new relationships with potential customers and maintain close relationships with our existing customers. We also fund cooperative advertising campaigns, develop custom product features and promotions, provide direct personal contact with our sales representatives and develop and procure certain products as requested by our customers. We cooperate with our retailers to use point-of-sale and mail-in rebate promotions to increase sales of our products. We also utilize sales circulars and our close working relationships with our significant retailers to obtain national exposure for our products and our brands. We believe that these marketing efforts help generate additional shelf-space for our products with our major retailers, promote retail traffic and sales of our products, and enhance our goodwill with these retailers.

We maintain a large database containing information regarding many end-users of our products. Through a targeted, direct marketing strategy, we may offer these end-users other products to establish repeat end-users, increase our product sales and promote brand loyalty. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads on our websites to existing and potential end-users. Our websites are located at http://www.iomagic.com, http://www.dr-tech.com and http://www.hival.com.

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

Companies that offer products similar to our optical data storage products include Hewlett-Packard, Lite-On, LG Electronics, Memorex, Pioneer, Philips Electronics, Samsung Electronics and Sony. Additionally, original equipment manufacturers such as Lite-On, LG Electronics and Samsung Electronics incorporate the functionalities offered by our products directly into PCs. Companies that offer products similar to our external mobile and desktop magnetic data storage products include Acomdata, Iomega, LaCie, Simpletech and SmartDisk/Verbatim as well as original equipment manufacturers such as Hitachi, Seagate Technology/Maxtor and Western Digital. Over the past two years, we experienced intense price competition from major competitors such as Western Digital and Seagate Technology/Maxtor, which has significantly reduced selling prices and eroded margins for our magnetic data storage products. Due to the intense price competition for magnetic data storage products, we curtailed our marketing efforts to develop new magnetic data storage products and focused on selling our remaining magnetic data storage products inventory on hand and selling optical data storage products. We are unable to predict whether the market for and selling prices of magnetic data storage products will stabilize, increase or further decline in the future, or whether we will be able to develop new magnetic data storage products that will enable us to compete on a profitable basis.

We believe that our ability to compete in the data storage and other consumer electronics markets depends on many factors, including the following:

●
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

●
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

We have been, and may in the future be, notified of claims asserting that we may be infringing certain patents, trademarks and other intellectual property rights of third parties. We cannot predict the outcome of such claims and there can be no assurance that such claims will be resolved in our favor. An unfavorable resolution of such claims may have a material adverse effect on our business, prospects, financial condition and results of operations. The consumer electronics industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. We have in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation.

If infringement is established, we may be required to pay substantial damages or we may be enjoined from manufacturing and selling an infringing product. In addition, the costs of engaging in the prosecution or defense of intellectual property claims may be substantial regardless of the outcome.

A number of our agreements with our customers provide that we will defend, indemnify and hold them harmless from damages and costs that arise from product warranty claims or claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or any resulting liability we would incur if those claims are successful. A successful claim brought against us for product defects that is in excess of, or excluded from, our insurance coverage could have a material adverse affect on our business, results of operations and financial condition.

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

Employees

As of March 16, 2010, we had approximately 30 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationships with our employees is good.

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

Risks Related to Our Business

We have limited liquidity and only a small credit facility and therefore may be unable to fully fund our operations for the next twelve months or less.

As of March 16, 2010, we had cash on hand of $667,000 and a credit facility limited to $1,500,000. Accordingly, we have limited liquidity and access to capital.  If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if other unforeseen circumstances occur, we may have insufficient liquidity to fully fund our operations for the next twelve months or less.

Except for 2009, we incurred significant losses and experienced negative operating cash flow in the past and cannot provide any assurance that this will not happen again. Future losses and negative operating cash flow will likely hamper our business and may prevent us from sustaining our operations.

Except for 2009, we have incurred net losses and, for the most part, experienced negative operating cash flow in nine of the past ten years and have a substantial accumulated deficit. We cannot provide any assurance that we will not incur significant losses and experience negative operating cash flow in the future. Future losses and negative operating cash flow will likely hamper our business and may prevent us from sustaining our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent registered public accounting firm contained in our financial statements as of and for the year ended December 31, 2009 includes a paragraph that explains that we have incurred significant operating losses, have serious liquidity concerns and may require additional financing in the foreseeable future.  The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  This report may make it difficult for us to raise additional financing necessary to grow or operate our business.  We urge potential investors to review this report before making a decision to invest in I/OMagic Corporation.

The high concentration of our sales within the data storage industry could result in a significant reduction in net sales and negatively affect our earnings if demand for those products declines.

Sales of our data storage products accounted for approximately 99% and 90% of our net sales in 2009 and 2008, respectively, and are therefore highly concentrated within the data storage industry. We expect data storage products to continue to account for a significant proportion of our net sales for the foreseeable future. As a result, our net sales and profitability would be significantly and adversely impacted by a downturn in the demand for data storage products.

The consumer electronics industry is extremely competitive. All of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The markets for data storage products are extremely competitive. All of our significant competitors selling data storage products, including BenQ, Hewlett-Packard, Hitachi, Lite-On, LG Electronics, Memorex, Philips Electronics, Pioneer, Samsung Electronics and Sony have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could.  For example, throughout 2008 we experienced intense price competition from major competitors for our magnetic data storage products such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which significantly reduced selling prices and eroded our margins for our magnetic data storage products causing us to discontinue sales of magnetic data storage products.  Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share, sales and profitability.

The consumer electronics industry is subject to significant fluctuations in the availability of components and finished products.  If we or our subcontract manufacturers or suppliers do not properly anticipate the need for critical components or finished products, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

As the availability of components and finished products decreases, the cost of acquiring those components and finished products ordinarily increases.  If we or our subcontract manufacturers or suppliers fail to procure adequate supplies of components or finished products in anticipation of our customers’ orders or consumer demand, our gross margins may be negatively impacted due to higher prices that we or our subcontract manufacturers or suppliers are required to pay for components and products in short supply.  In addition, there are a limited number of manufacturers for optical disk drives, all of whom are our competitors, and who can control our ability to obtain product supplies in adequate quantities and at prices that permit us to generate reasonable margins. Certain product categories have experienced chronic shortages of components and finished products during periods of exceptionally high demand. If we or our subcontract manufacturers or suppliers do not properly anticipate the need for critical components or finished products, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

If we fail to select high turnover products for our consignment sales channels, our financing costs may exceed targeted levels, we may be unable to fund additional purchases of inventory and we may be forced to reduce prices and accept lower margins to sell consigned products, which would cause our sales, profitability and financial resources to decline.

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until sold by our customers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products.  The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products, which was included in cost of sales for those periods.

In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. Also, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. Additionally, if our inventory turnover is not sufficiently frequent, the value of our consigned inventory could decline significantly. For example, throughout 2008 we experienced intense price competition from major competitors for our magnetic data storage products such as Western Digital and Seagate Technology/Maxtor, who are original equipment manufacturers, which significantly reduced selling prices and eroded our margins for our magnetic data storage products causing us to discontinue sales of these products.

As of December 31, 2009 and 2008, we carried and financed inventory valued at approximately $948,000 and $655,000, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 51% and 35% of our total net sales in 2009 and 2008, respectively. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources could decline.

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. During 2009, net sales to our largest retailer, Staples, and our two largest distributors, Tech Data and D&H Distributing, represented approximately 49%, 29% and 10%, respectively, of our total net sales.  During 2008, net sales to our largest distributor, Tech Data, and our two largest retailers, Staples and Target,  represented approximately 35%, 26% and 17%, respectively, of our total net sales.  We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.

Our agreements with these customers do not require them to purchase any specified number of products or dollar amount of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, our sales generated from these customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these customers cease or decline, we will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales, or a decrease in the prices of products sold to one or more of these customers has significantly reduced our net sales for one or more reporting periods in the past and could, in the future, cause a significant decline in our net sales and profitability.

Our lack of long-term purchase orders and commitments could lead to a rapid decline in our sales and profitability.

All of our significant customers issue purchase orders solely in their own discretion, often only one to two weeks before the requested date of shipment. Our customers are generally able to cancel orders or delay the delivery of products on short notice. In addition, our customers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current customers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

One or more of our largest customers may directly import or private label products that are identical or very similar to our products which could cause a significant decline in our sales and profitability.

Data storage products and other consumer electronics products are widely available from manufacturers and other suppliers around the world. Our largest retailer is Staples and our largest distributors are Tech Data and D&H Distributing. Collectively, these customers accounted for 88% of our net sales in 2009. Each of these customers has substantially greater resources than we do, and has the ability to directly import or private-label data storage products and other consumer electronics products from manufacturers and suppliers around the world, including from some of our own subcontract manufacturers and suppliers. Our customers may believe that higher profit margins can be achieved if they implement a direct import or private-label program, excluding us from the sales channel. Accordingly, one or more of our largest customers may stop buying products from us in favor of a direct import or private-label program. As a consequence, our sales and profitability could decline significantly.

Historically, a substantial portion of our assets has been comprised of accounts receivable representing amounts owed by a small number of customers. We expect this to continue in the future. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

Our accounts receivable represented approximately 21% and 31% of our total assets as of December 31, 2009 and 2008, respectively. As of December 31, 2009, 95% of our accounts receivable represented amounts owed by one retailer and two distributors, each of which represented over 10% of the total amount of our accounts receivable.  As of December 31, 2008, 92% of our accounts receivable represented amounts owed by two retailers and one distributor, each of which represented over 10% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

We rely heavily on our Chief Executive Officer, Tony Shahbaz. The loss of his services could adversely affect our ability to source products from our key subcontract manufacturers or suppliers and our ability to sell our products to our customers.

Our success depends, to a significant extent, upon the continued services of Tony Shahbaz, who is our Chairman of the Board, President, Chief Executive Officer, Secretary and Acting Chief Financial Officer. For example, Mr. Shahbaz has developed key personal relationships with our customers, subcontract manufacturers and suppliers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Shahbaz could, therefore, result in the loss of our favorable relationships with one or more of our customers, subcontract manufacturers and suppliers. Although we have entered into an employment agreement with Mr. Shahbaz, that agreement is of limited duration and is subject to early termination by Mr. Shahbaz under certain circumstances. In addition, we do not maintain “key person” life insurance covering Mr. Shahbaz or any other executive officer. The loss of Mr. Shahbaz could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Shahbaz could adversely affect our business, financial condition and results of operations.

If we fail to accurately forecast the costs of our product rebate or other promotional programs, we may experience a significant decline in cash flow and our brand image may be adversely affected resulting in reduced sales and profitability.

We have historically relied heavily on product rebates and other promotional programs to establish, maintain and increase sales of our products. If we fail to accurately forecast the costs of these programs, we may fail to allocate sufficient resources to these programs. For example, we may fail to have sufficient funds available to satisfy mail-in product rebates. If we are unable to satisfy our promotional obligations, such as providing cash rebates to consumers, our brand image and goodwill with customers and end-users could be harmed, which may result in reduced sales and profitability. In addition, our failure to adequately forecast the costs of these programs may result in unexpected liabilities causing a significant decline in cash flow and financial resources with which to operate our business.

Consumer electronics products are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

Consumer electronics products are subject to rapid technological changes which often cause product obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is extremely short, ranging from 6 to 12 months, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

Our indemnification obligations to our customers for product defects could require us to pay substantial damages, which could have a significant negative impact on our profitability and financial resources.

A number of our agreements with our customers provide that we will defend, indemnify and hold them and their customers harmless from damages and costs that arise from claims for injury or damage resulting from defects in our products. If such claims are asserted against us, our insurance coverage may not be adequate to cover the costs associated with our defense of those claims or the cost of any resulting liability we incur if those claims are successful. A successful claim brought against us for a product defect that is in excess of, or excluded from, our insurance coverage could adversely affect our profitability and financial resources and could make it difficult or impossible for us to adequately fund our day-to-day operations.

If we are subjected to one or more intellectual property infringement claims, our sales, earnings and financial resources may be adversely affected.

Our products rely on intellectual property developed, owned or licensed by third parties. From time to time, intellectual property infringement claims have been asserted against us. We expect to continue to be subjected to such claims in the future. Intellectual property infringement claims may also be asserted against our customers as a result of selling our products. As a consequence, our customers could assert indemnification claims against us. If any third party is successful in asserting an infringement claim against us, we could be required to acquire licenses, which may not be available on commercially reasonable terms, if at all, to continue selling certain products, to pay substantial monetary damages or to develop non-infringing technologies, none of which may be feasible. Both infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management’s attention and our financial resources away from our business. In addition, we may lack sufficient litigation defense resources, therefore, any one of these developments could place substantial financial and administrative burdens on us and our sales, profitability and financial resources may be adversely affected.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers and reduce end-user loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability, and could reduce or deplete our financial resources.

A labor strike or congestion at a shipping port at which our products are shipped or received could prevent us from taking timely delivery of inventory, which could cause our sales and profitability to decline.

From time to time, shipping ports experience labor strikes, work stoppages or congestion that delay the delivery of imported products. The port of Long Beach, California, through which most of our products are imported from Asia, experienced a labor strike in September 2002 which lasted nearly two weeks. As a result, there was a significant disruption in our ability to deliver products to our customers, which caused our sales to decline. Any future labor strike, work stoppage or congestion at a shipping port at which our products are shipped or received would prevent us from taking timely delivery of inventory and cause our sales to decline. In addition, many of our customers impose penalties for both early and late product deliveries, which could result in significant additional costs to us. In the event of a similar labor strike or work stoppage in the future, or in the event of congestion, in order to meet our delivery obligations to our customers and avoid penalties for missed delivery dates, we may be required to arrange for alternative means of product shipment, such as air freight, which could add significantly to our product costs. We would typically be unable to pass these extra costs along to either our customers or to end-users. Also, because the average selling prices of our products decline, often rapidly, during their short product life cycle, delayed delivery of products could yield significantly less than expected sales and profits.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our products primarily under our I/OMagic® and Digital Research Technologies® brand names and, from time to time, also sell products under our Hi-Val® brand name. Each of these trademarks has been registered by us with the United States Patent & Trademark Office. One of our key business strategies is to use our brand and product names to successfully compete in the industries in which we operate. We have expended significant resources promoting our brand and product names and we have registered trademarks for our three brand names. However, we cannot assure you that the registration of our brand name trademarks, or our other actions to protect our non-registered product names, will deter or prevent their unauthorized use by others. We also cannot assure you that other companies, including our competitors, will not use our product names. If other companies, including our competitors, use our brand or product names, consumer confusion could result, meaning that consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with these brand and product names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share, cause our sales to decline and profitability and financial resources could be adversely affected.

Consumer acceptance of alternative sales channels may increase. If we are unable to adapt to these alternative sales channels, sales of our products may decline.

We are accustomed to conducting business through traditional retail sales and distribution channels. End-users purchase our products predominantly through a small number of retailers and distributors. For example, during 2009, one retailer and two distributors collectively accounted for 88% of our total net sales. Similarly, during 2008, one of our distributors and two of our retailers collectively accounted for 78% of our total net sales. We believe that many of our target consumers are knowledgeable about technology and comfortable with the use of the Internet for product purchases. End-users may increasingly prefer alternative sales channels, such as direct mail order or direct purchase from manufacturers. In addition, Internet commerce is accepted by end-users as a convenient, secure and cost-effective method of purchasing data storage and other consumer electronics products. The migration of consumer purchasing habits from traditional retailers to Internet retailers could have a significant impact on our ability to sell our products. We cannot assure you that we will be able to predict and respond to increasing consumer preference of alternative sales channels. If we are unable to adapt to alternative sales channels, sales of our products may decline.

Our operations are vulnerable because we have limited redundancy and backup systems.

Our internal order, inventory and product data management system is an electronic system through which our customers place orders for our products and through which we manage product pricing, shipments, returns and other matters. This system’s continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We have extremely limited ability and personnel to process purchase orders and manage product pricing and other matters in any manner other than through this electronic system. Any interruption or delay in the operation of this electronic system could cause a significant decline in our sales and profitability.

Risks Related to Our Common Stock

Our common stock has a small public float and shares of our common stock eligible for public sales could cause the market price of our stock to drop, even if our business is doing well.

As of March 16, 2010, there were approximately 4.5 million shares of our common stock outstanding. Our executive officer, sole director and 10% stockholders beneficially own approximately 2.9 million of these shares. Accordingly, our common stock has a public float of approximately 1.6 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 9,300 shares of common stock are outstanding under our 2002 Stock Option Plan and options covering 124,000 shares of common stock are outstanding under our 2003 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. From January 1, 2009 through March 16, 2010, the high and low closing bid prices of a share of our common stock were $1.00 and $0.10, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations;
●	economic conditions specific to the consumer electronics industry;
●	announcements by us or our competitors of new or enhanced products or technologies or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
●	the loss of one or more of our top customers or the cancellation or postponement of orders from any of those customers;
●	delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;
●	disputes or litigation concerning our rights to use third parties’ intellectual property or third parties’ infringement of our intellectual property;
●	changes in our pricing policies or the pricing policies of our competitors;
●	changes in foreign currency exchange rates affecting our product costs and pricing;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel; and
●	future sales of our common stock or other securities.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. Although we have not been subject to such litigation, we may be the target of such litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our financial resources from our business.

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

As a group, our executive officer, sole director, and 10% stockholders beneficially own or control approximately 65% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from March 16, 2010).  As a result, our executive officer, sole director, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction.  Some of these controlling stockholders may have interests different than yours.  For example, these stockholders may delay or prevent a change in control of I/OMagic Corporation, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our articles of incorporation, our bylaws and Nevada law each contain provisions that could discourage transactions resulting in a change in control of I/OMagic Corporation, which may negatively affect the market price of our common stock.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in the ownership of I/OMagic Corporation or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

●
our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

●
our stockholders are permitted to remove members of our board of directors only upon the vote of at least two-thirds of the outstanding shares of stock entitled to vote at a meeting called for such purpose or by written consent; and

●	our board of directors are expressly authorized to make, alter or repeal our bylaws.

In addition, we may be subject to the restrictions contained in Sections 78.378 through 78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a “controlling interest,” which is equal to either one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of a corporation, that person is an “interested stockholder” and may not vote that person’s shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of I/OMagic Corporation.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks are, generally, equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the OTC Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in investing in the penny stock market. The broker-dealer also must provide the prospective investor with current bid and offer quotations for the penny stock and the amount of compensation to be paid to the broker-dealer and its salespeople in the transaction. Furthermore, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and must provide each holder of a penny stock with a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the prospective investor and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Irvine, California in a leased facility of approximately 52,000 square feet. This facility contains all of our operations, including sales, marketing, finance, administration, production, shipping and receiving. The facility is leased under a non-cancelable operating lease agreement expiring December 31, 2012.  We have the right to extend the lease for one three-year period under the same terms and conditions upon providing 180 notice days prior to the expiration of the current lease term, except that the base rent for each year during the option period is to increase at the rate of three percent per annum.

On July 6, 2009, we entered into a sub-lease for approximately 30% of our facility with a term of 18 months and an option to renew for an additional 22 months.  The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period is $160,578.  In addition to the base rent, the sub-tenant is required to pay its proportionate share of the monthly operating expenses related to the facility.

We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have no other leased or owned real property.

Item 3.	Legal Proceedings.

We may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any currently pending matters will have a material effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the OTC Pink Sheets under the symbol “IOMG” since December 2008. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol “IOMG” since December 20, 2002. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol “IOMC” since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
2008:
First Quarter	$1.49	$1.15
Second Quarter	$0.65	$0.25
Third Quarter	$0.65	$0.25
Fourth Quarter	$0.25	$0.10

2009:
First Quarter	$0.50	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$1.00	$0.10
Fourth Quarter	$0.69	$0.25

Security Holders

As of March 16, 2010, we had 4,540,292 shares of common stock outstanding held of record by approximately 100 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We sell data storage products and other consumer electronics products.  We also sold high-definition televisions, or HDTVs, utilizing liquid crystal display, or LCD, technology, in the first quarter of 2008. We did not sell any HDTVs in 2009.  Our data storage products collectively accounted for approximately 99% of our net sales in 2009 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in 2009.

Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including in every major metropolitan market in the United States.  We had no sales outside the United States in either 2009 or 2008.  During 2009, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 88% of our net sales for 2009, or 49%, 29% and 10%, respectively.  During 2008, our most significant distributor and retailers were Tech Data, Staples and Target. Collectively, this distributor and these two retailers accounted for 78% of our net sales for 2008, or 35%, 26% and 17%, respectively.

We market our products primarily under our I/OMagic® and Digital Research Technologies® brand names, but from time to time, we also market products under our Hi-Val® brand name. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

We do not directly manufacture any of the components incorporated into products that we sell. We subcontract the manufacturing of the majority of our products or source our products from suppliers in Asia, predominantly Taiwan and China, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products.

As of March 16, 2010, we had $667,000 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. If our capital requirements or cash flow vary materially from our current projections, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity. If we are unable to increase our liquidity, we will experience a material adverse effect on our ability to operate our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

Financial Performance Summary

Our net sales decreased by $3.0 million, or approximately 23%, to $10.3 million in 2009 from $13.3 million in 2008. Our gross profit increased by $3.4 million, or approximately 7,168%, to $3.4 million in 2009 from $47,000 in 2008. Our net income for 2009 was $407,156 as compared to a net loss of $4.3 million in 2008, an increase of $4.7 million.

Net sales. The decrease in our net sales in 2009 as compared to 2008 was primarily due to the following combination of factors:

●
substantial decreases in sales of our magnetic data storage products, HDTVs and other consumer electronics products of 80%, 100% and 90%, respectively; the substantial decrease in sales of our magnetic data storage products and HDTVs resulted from our decision to discontinue sales of both products due to the intense price competition from OEM manufacturers;

●	a decrease in the number of national retailers carrying our products; and

●	a decrease in the number of products offered.

These decreases were partially offset by:

●	a 13% increase in sales of our optical data storage products resulting primarily from our new optical data storage products directed at the market for netbooks; and

●	a decrease in sales and price incentives to 7.0% of net sales in 2009 as compared to 7.2% in 2008.

Gross Profit. Our gross profit margin increased to 33.1% in 2009, as compared to 0.4% in 2008. This increase is primarily due to the following combination of factors:

●	a decrease in product material costs to 59% of net sales in 2009 as compared to 86% of net sales in 2008, as a result of a change in product mix;

●	a decrease in inventory write-offs to 0.0% in 2009 as compared to 5.2% of net sales in 2008 which resulted from write-downs of magnetic data storage inventory in 2008; and

●	a decrease in our production, shipping and handling costs to 7.1% of net sales in 2009 as compared to 7.5% of net sales in 2008.

Operating Expenses. Our operating expenses decreased by 29%, or $1.2 million, to 29% of net sales in 2009, as compared to 32% of net sales in 2008.  The decrease in operating expenses is primarily due to a decrease in our general and administrative expenses by $539,000 to 22% of net sales in 2009 as compared to 21% of net sales in 2008 and a decrease in selling expenses of $377,000 to 6.5% of net sales in 2009, as compared to 7.9% of net sales in 2008. Also, in 2008, we recognized an impairment of trademarks of $244,000.

Other Expense. Our other expense decreased by approximately $74,000. This decrease was due primarily to a decrease in interest expense of approximately $91,000 which was partially offset by a decrease in other income of $17,000. We recorded costs related to our credit facility as financing costs which are included in general and administrative expenses for 2009, whereas, borrowing costs for our prior credit facility was recorded as interest expense in 2008.

Operating Performance and Financial Condition

We focus on numerous factors in evaluating our operating performance and our financial condition. In particular, in evaluating our operating performance, we focus primarily on net sales, net product margins, net customer margins, rebates and sales incentives, and inventory turnover as well as operating expenses and net income.

Net sales. Net sales is a key indicator of our operating performance. We closely monitor overall net sales, as well as net sales to individual customers, and seek to increase net sales by expanding sales to additional customers and existing customers by increasing sales of existing products and by introducing new products. Management monitors net sales on a weekly basis, but also considers sales seasonality, promotional programs and product life-cycles in evaluating weekly sales performance. As net sales increase or decrease from period to period, it is critical for management to understand and react to the various causes of these fluctuations, such as successes or failures of particular products, promotional programs, product pricing, customer decisions, seasonality and other causes. Where possible, management attempts to anticipate potential changes in net sales and seeks to prevent adverse changes and stimulate positive changes by addressing the expected causes of adverse and positive changes. We believe that our good working relationships with our customers enable us to closely monitor consumer acceptance of particular products and promotional programs which in turn enables us to better anticipate changes in market conditions.

Net product margins. Net product margins, from product-to-product and across all of our products lines as a whole, is an important measurement of our operating performance. We monitor margins on a product-by-product basis to ascertain whether particular products are profitable or should be phased out. In evaluating particular levels of product margins on a product-by-product basis, we focus on attaining a level of net product margin sufficient to contribute to normal operating expenses and to provide a profit. The level of acceptable net product margin for a particular product depends on our expected product sales mix. However, we occasionally sell products for certain strategic reasons to, for example, provide a full line of products within a product category or for promotional purposes, without a rigid focus on historical product margins or contribution to operating expenses or profitability.

Net customer margins. We seek to manage profitability on a customer level, not solely on a product level. Although we focus on net product margins on a product-by-product basis and across all of our products lines, our primary focus is on attaining and building profitability on a customer-by-customer level. For this reason, our mix of products is likely to differ among our various customers. These differences result from a number of factors, including customer differences, products offered for sale and promotional programs.

Rebates and sales incentives. Rebates and sales incentives offered to customers and end-users are an important aspect of our business and are instrumental in obtaining and maintaining market acceptance through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow moving products. We focus on rebates and sales incentives costs as a proportion of our total net sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

Inventory turnover. Our typical product life-cycle ranges from 6 to 12 months, generating lower average selling prices as the cycle matures. We attempt to keep our inventory levels at amounts adequate to meet our customers’ needs while minimizing the danger of rapidly declining average selling prices and inventory financing costs. By focusing on inventory turnover rates, we seek to identify slow-moving products and take appropriate actions such as implementation of rebates and sales incentives to increase inventory turnover.

Our use of a consignment sales model with certain customers results in increased amounts of inventory that we must carry and finance. While our consignment sales model results in greater exposure to declining average selling prices, this model allows us to more quickly and efficiently implement promotional programs and pricing adjustments to sell off slow-moving inventory and prevent further price erosion.

Our targeted inventory turnover rate for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover rate of approximately 6.5 to 8.5 times. In 2009, our annualized inventory turnover was 3.7 times compared to 3.6 times in 2008 and 2.7 times in 2007, representing a period-to-period increase of 3% and 33%, respectively. The increase in inventory turnover in 2009 is primarily a result of the 23% decline in net sales from 2008 that was supported by inventory already in our sales channels at the beginning of 2009. The increase in inventory turnover in 2008 is primarily a result of the 58% decline in sales from 2007 that was supported by inventory already in our sales channels at the beginning of 2008.

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

In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank lines of credit and credit facilities, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our credit facility with Bay View Funding are also an important source of liquidity and a measure of our financial condition. We use our credit facility on a regular basis as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

The proportion of our accounts receivable to our accounts payable and the expected maturity of these balance sheet items is an important measure of our financial condition. We attempt to manage our accounts receivable and accounts payable to focus on cash flows in order to generate cash sufficient to fund our day-to-day operations and satisfy our liabilities. Typically, we prefer that accounts receivable are matched in duration to, or collected earlier than, accounts payable. If accounts payable are either out of proportion to, or due in advance of, the expected collection of accounts receivable, we will likely have to use our cash on hand or our credit facility to satisfy our accounts payable obligations, which could reduce our ability to purchase and sell inventory and may impact our ability, at least in the short-term, to fund other parts of our business.

Sales Models

We employ three primary sales models:  standard terms, consignment sales and special terms.  We generally use one of these three primary sales models, or some combination of these sales models, with each of our customers.  See “—Critical Accounting Policies and Estimates” below for a description of our sales models.

Currently, a majority of our net sales are on consignment, and for the years ended December 31, 2009 and 2008, sales under our consignment sales model accounted for 51% and 32% of our net sales, respectively.

Use of our consignment sales model is based in part on the preferences of some of our customers. Some customers prefer the benefits resulting from our consignment sales model over our standard terms sales model. These benefits include payment by a customer only in the event of the sale of a consigned product, resulting in less risk borne by the customer of price erosion due to competition and technological obsolescence. Deferring payment until following the sale of a consigned product also enables a customer to avoid having to finance the purchase of that product by using cash on hand or by borrowing funds and incurring borrowing costs. In addition, some of our customers also often operate under budgetary constraints on purchases of certain products or product categories. As a result of these budgetary constraints, the purchase by a customer of certain products typically will cause reduced purchasing power for other products. Products consigned to a retailer ordinarily fall outside of these budgetary constraints and do not cause reduced purchasing power for other products. As a result of these benefits, we believe that we are able to sell more products by using our consignment sales model than by using only our standard terms sales model.

Managing an appropriate level of consignment inventory is an important challenge. As noted above, the payment period for products sold on consignment is based on the day consigned products are sold by a customer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the customer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a standard terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover rates to ensure they are sufficiently frequent to maintain appropriate liquidity. If we identify a decline in inventory turnover rates for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover rates.

We retain most risks of ownership of products in our consignment sales channels. These products remain our inventory until their sale by our customer. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products or to reduce the carrying value of the slow-moving products. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources may decline.

Customers

Historically, a limited number of customers have accounted for a significant percentage of our net sales.  During 2009 and 2008, our six largest customers collectively accounted for approximately 96% and 93%, respectively, of our total net sales. We expect that sales of our products to a limited number of customers will continue to account for a majority of our sales in the foreseeable future.  We do not have long-term purchase agreements with any of our customers. If we were to lose any of our major customers or experience any material reduction in orders from any of them, and were unable to replace our sales to that customer, it could have a material adverse effect on our business and results of operations.

Seasonality

Our sales have historically been seasonal. The seasonality of our sales is in direct correlation to the seasonality experienced by our customers and the seasonality of the consumer electronics industry in general. After adjusting for the addition of new customers, our fourth quarter has historically generated the strongest sales, which correlates to well-established consumer buying patterns during the Thanksgiving through Christmas holiday season. Our first and third quarters have historically shown some strength from time to time based on post-holiday season sales in the first quarter and back-to-school sales in the third quarter. Our second quarter has historically been our weakest quarter for sales, again following well-established consumer buying patterns.  The impact of seasonality on our future results will be affected by our product mix, which will vary from quarter to quarter.

Pricing Pressures

We face downward pricing pressures within our market segments that arise from a number of factors. The products we sell are subject to rapid technological change and obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts downward pricing pressures on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product life-cycle is extremely short and ranges from 6 to 12 months, generating lower average selling prices as the cycle matures.  See “Business—Competition.”

Additionally, our customers pressure us to offer products to them at attractive prices. We generally do not believe that the overall goal of our customers is to increase their margins on these products. Instead, we believe that our customers pressure us to offer products to them at attractive prices in order to increase sales volume and consumer traffic, as well as to compete more effectively with other sellers of similar products. Additional downward pricing pressure and our pricing decisions with regard to certain products are influenced by the ability of our customers to directly import or private-label identical or similar products. Therefore, we constantly seek to maintain prices that are highly attractive to our customers and that offer less incentive to our customers to commence or maintain direct import or private-label programs.

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

Going Concern Assumption

We have based our financial statements on the assumption that our operations will continue as a going concern.  As a result, we continue to depreciate fixed assets and show certain debts as long-term.  As of December 31, 2009, we had a working capital deficit of approximately $2.1 million and cash and cash equivalents of $445,675 and had incurred cumulative net losses of approximately $33.7 million. As of March 16, 2010, we had cash on hand of $667,000.  See “—Liquidity and Capital Resources.”  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include negotiating extended payment terms with our suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 605 (“ASC 605”), Revenue Recognition When Right of Return Exists, which states that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to a buyer is fixed or determinable, and collectability is reasonably assured. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. For transactions not satisfying the conditions for revenue recognition under ASC 605, product revenue is deferred until the conditions are met, net of an estimate for cost of sales.

ASC 605 further states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller's price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. Therefore, consignment sales are recognized when our customers sell our products to end-users, at which point the customer incurs an obligation to pay us.

Revenue is recognized net of sales tax.

Product Returns

We account for sales returns in accordance with ASC 605, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. Upon sale, we estimate an allowance for future product returns. We may provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, we analyze both quantitative and qualitative information including, but not limited to, actual return rates.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with ASC subtopic 605-50, Revenue Recognition, Customer Payments and Incentives, because we did not receive an identifiable benefit, we reduce our product revenue for marketing promotions, market development funds and cooperative advertising costs.

We recognize revenue under three primary sales models:  standard terms, consignment sales and special terms. We generally use one of these three primary sales models, or some combination of these sales models, with each of our customers. Under each of these sales models our payment terms are explicitly stated and agreed to by us and the customer before goods are shipped, thereby making our fee fixed or determinable before revenue is recognized.

Standard Terms

Under our standard terms sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 45 days for distributors and net 60 days for retailers from the transfer of title to the products to the customer.  We typically collect payment from a customer within 60 to 75 days from the transfer of title to the products to the customer. Transfer of title occurs and risk of ownership passes to the customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us.  A customer’s obligation to pay us for products sold to it under our standard terms sales model is not contingent upon the resale of those products.  We recognize revenue for standard terms sales at the time title to products is transferred to the customer, net of an estimate for sales incentives, rebates and returns.

Consignment

Under our consignment sales model, a customer is obligated to pay us for products sold to it within a specified number of days following notification to us by the customer of the sale of those products through delivery of weekly or monthly sell-through reports.  A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively.  The period for payment to us by customers relating to their sale of consigned products corresponding to these sell-through reports varies.  For sell-through reports generated weekly, we typically collect payment from a customer within 30 to 45 days of the receipt of those reports.  For sell-through reports generated monthly, we typically collect payment from a customer within 15 days of the receipt of those reports.  At the time of a customer’s sale of a product, title is transferred directly to the end-user.  Risk of theft or damage of a product, however, passes to a customer upon delivery of that product to the customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a customer and delivered to us.  Except in the case of theft or damage, a customer’s obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the sale of those products.  Products held by a customer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the customer.  Because we retain title to products in our consignment sales channels until their sale by a customer, revenue is not recognized until the time of sale.  Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition.

Special Terms

Under our special terms sales model, the payment terms for the purchase of our products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product.  The result of our negotiations is a special agreement with a customer that defines how and when transfer of title occurs and risk of ownership shifts to the customer.

We ordinarily do not offer any rights of return or rebates for products sold under our special terms sales model.  A customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer, or as otherwise agreed to by us.  Our payment terms are ordinarily shorter under our special terms sales model than under our standard terms or consignment sales models and we typically require payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of our agreement with the customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on our agreement with a customer.  A customer’s obligation to pay us for products sold to it under our special terms sales model is not contingent on the sale of those products.  We recognize revenue for special terms sales at the time title to products is transferred to a customer.

Sales Incentives

We enter into agreements with certain customers regarding price decreases that are determined by us in our sole discretion.  These agreements allow those customers, subject to certain limitations, a credit equal to the difference between our current price and our new reduced price on units in the customers’ inventories or in transit to the customers on the date of the price decrease.

We record an estimate of sales incentives based on our actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold.  We also record a corresponding accrual for our estimated sales incentive liability. This accrual is reduced by deductions on future payments taken by our customers relating to actual sales incentives.  Our estimated sales incentive liability is offset against accounts receivable.

At the end of each quarterly period, we analyze our existing sales incentive reserve and apply any necessary adjustments based upon actual or expected deviations in sales incentive rates from our applicable historical sales incentive rates.  The amount of any necessary adjustment is based upon the amount of our remaining field inventory, which is calculated by reference to our actual field inventory last conducted, plus inventory-in-transit and less estimated product sell-through.  The amount of our sales incentive liability for each product is equal to the amount of remaining field inventory for that product multiplied by the difference between our current price and our new reduced price to our customers for that product.  This data, together with all data relating to all sales incentives granted on products in the applicable period, is used to adjust our sales incentive reserve established for the applicable period.

In 2009, we did not sponsor any sales incentives as compared to sales incentives of $103,835, or 0.7% of gross sales, in 2008, all of which were offset against gross sales.

Market Development Funds and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50 Revenue Recognition, Customer Payments and Incentives, because we do not receive an identifiable benefit. Market development funds and cooperative advertising costs and rebate promotion costs are each promotional costs.  Slotting fees are fees paid directly to customers for allocation of shelf-space in retail locations and new store opening fees are paid to assist in promoting the customer’s new store openings. In 2009, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $799,000, or 7% of gross sales, all of which were offset against gross sales, as compared to market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees of $934,000, or 6% of gross sales, in 2008, all of which were offset against gross sales. Our accrued market development funds, cooperative advertising costs and cross-dock fees are offset against accounts receivable.

Consideration generally given by us to a customer is presumed to be a reduction of selling price, and therefore, a reduction of gross sales. However, if we receive an identifiable benefit that is sufficiently separable from our sales to that customer, such that we could have paid an independent company to receive that benefit and we can reasonably estimate the fair value of that benefit, then the consideration is characterized as an expense. We estimate the fair value of the benefits we receive by tracking the advertising done by our customers on our behalf and calculating the value of that advertising using a comparable rate for similar publications.

Inventory Obsolescence Allowance

Our warehouse supervisor, production supervisor and purchasing manager physically review our warehouse inventory for slow moving and obsolete products.  All products of a material amount are reviewed quarterly and all other products are reviewed annually.  We consider products that have not been sold within six months to be slow moving.  Products that are no longer compatible with current hardware or software are considered obsolete.  The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of our customers’ current needs, and assumptions about future demand and market conditions.  The recorded cost of both slow-moving and obsolete inventories is then reduced to its lower of cost or market value based on current market pricing for similar products.  We utilize the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites.  The recorded costs of our slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices.  All adjustments, which are included in cost of sales, establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. The allowance for obsolete and slow-moving inventory is offset against inventory.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily from national retailers and distributors and are recorded at the invoiced amount and do not accrue interest.  The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance.  We determine the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  We review our allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Since our current customers are primarily national retailers and distributors with good payment histories with us, our allowance for doubtful accounts is not significant.  We do not have any off-balance sheet credit exposure related to our customers. The allowance for doubtful accounts is offset against accounts receivable.

In dealing with our customers, we occasionally have, and expect that we will continue to have in the foreseeable future, disagreements with them relating to the valuation and completeness of accounts receivable which may result in a contingent gain or loss to us.

Product Returns

We have a limited 90-day to one year time period for product returns from end-users.  However, our customers generally have return policies that allow their customers to return products within only 14 to 90 days after purchase.  We allow our customers to return damaged or defective products to us following a customary return merchandise authorization process.  We have no informal return policies.  We utilize actual historical return rates to determine our allowance for returns in each period.  Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales.  We record a corresponding allowance for the estimated liability associated with the estimated returns.  This estimated liability is based on the gross margin of the products corresponding to the estimated returns.  This allowance is offset each period by actual product returns.

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

Our warranty terms under our arrangements with our suppliers are that any product that is returned by a customer or end-user as defective within the applicable warranty period may be returned by us to the subcontract manufacturer or supplier for full credit against the original purchase price. We incur only minimal shipping costs to our subcontract manufacturers and suppliers in connection with the satisfaction of our warranty obligations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●
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

●	The last two columns in each table show the results for each period as a percentage of net sales.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales for
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
		(in thousands)

Net sales	$10,332	$13,364	$(3,032)	(22.7)%	100.0%	100.0%
Cost of sales	6,916	13,317	6,401	48.1%	66.9%	99.6%
Gross profit	3,416	47	3,369	7,168.1%	33.1%	0.4%
Selling, marketing and advertising expenses	676	1,053	377	35.8%	6.5%	7.9%
General and administrative expenses	2,275	2,814	539	19.2%	22.0%	21.1%
Depreciation and amortization	53	129	76	58.9%	0.5%	1.0%
Impairment of trademarks	-	224	224	100.0%	-	1.7%
Operating income (loss)	412	(4,173)	4,585	109.9%	4.0%	31.2%
Net interest expense	-	(91)	91	100.0%	-	0.7%
Other income (expense)	(4)	13	(17)	(130.8)%	-	0.1%
Income (loss) from operations before provision for income taxes	408	(4,251)	4,659	109.6%	3.9%	31.8%
Provision for income taxes	1	1	-	-	-	-
Net income (loss)	$407	$(4,252)	$4,659	109.6%	3.9%	31.8%

Net Sales.  The $3.0 million decrease in net sales in 2009 as compared to 2008 was primarily the result of a substantial decline in sales of our magnetic data storage products resulting from intense pricing pressures and substantial declines in sales of our HDTVs and other consumer electronics products, which were partially offset by an increase in sales of our optical data storage products.  We have discontinued sales of both our magnetic data storage products and HDTVs. We did not sell any HDTVs in 2009.  For 2008, sales of HDTVs were approximately $1.3 million, or 9.7%, of our total net sales.

Net sales of our optical data storage products increased by $1.1 million, or 12.8%, to $9.7 million in 2009 as compared to $8.6 million in 2008, and our average unit sales price for our optical data storage products increased to $56.74 in 2009, or 4%, from $54.60 in 2008. The increase in sales of our optical data storage products resulted from the introduction of our new products directed at the market for netbooks. Total optical data storage units sold were 170,000 in 2009 as compared to 157,000 in 2008, an increase of approximately 8%.

Net sales of our magnetic data storage products decreased by $2.7 million, or 80.5%, to $670,000 in 2009 as compared to $3.4 million in 2008, and our average unit sales price for our magnetic data storage products decreased to $30.71 in 2009, or 37.5%, from $49.14 in 2008. The declines in sales of our magnetic data storage products and our average unit sales price are attributable to intense price competition experienced throughout 2009. Total magnetic data storage units sold were 21,000 in 2009, as compared to 70,000 in 2008, a decrease of 70.0%.

Gross Profit. Our gross profit increased $3.4 million, or 7,168.1%, to $3.4 million in 2009 as compared to $47,000 in 2008. Our gross profit margin increased to 33.1% in 2009 as compared to 0.4% in 2008. The increases in gross profit and our gross profit margin are primarily attributable to the increase in net sales of our optical data storage products and substantially reduced sales of our magnetic data storage products that realized negative gross margins in 2008, which included valuation adjustments for consigned inventory due to intense price competition.

For 2009, total sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $254,000 to $783,000, or 7.0% of gross sales, as compared to $1.0 million, or 7.2% of gross sales in 2008.

At December 31, 2008, we realized inventory valuation adjustments to our consigned inventories for lower-of-cost-or-market of approximately $24,000, which is included in cost of sales.

Our inventory obsolescence, shrinkage and scrap expenses, which are included in cost of sales, were a recovery of approximately $29,000 in 2009 as compared to expense of $695,000 in 2008. These expenses are a result of our adjustment of the value of slow-moving and obsolete inventory.

Selling, Marketing and Advertising Expenses. The decrease in selling, marketing and advertising expenses of $377,000, or 35.8%, is primarily due to decreases of $175,000 in shipping and handling expenses, $89,000 in wages and benefits, $46,000 in sales and customer expenses, $34,000 in trade show expenses, $25,000 in system support expenses and $14,000 in outside sales commissions, all of which were partially offset by increases of $4,000 in travel expenses and $1,000 in other expenses.

General and Administrative Expenses. The decrease in general and administrative expenses of $539,000 is primarily due to decreases of $249,000 in wages and benefits, $97,000 in facilities costs, $70,000 in insurance premiums, $49,000 in bad debt expenses recognized in 2008, $34,000 in financial relations expenses, $33,000 in temporary help expenses, $30,000 in miscellaneous expenses, $27,000 in bank charges, $24,000 in directors expenses, $12,000 in outside services expenses, $9,000 in travel and entertainment expenses, $9,000 in system support expenses and $6,000 in miscellaneous supplies and expenses, all of which were partially offset by increases of $55,000 in finance charges, $48,000 in legal expenses, $4,000 in audit fees and $4,000 in product design expenses.

Other Expense. Our other expense increased by approximately $17,000. This increase was due to a decrease of $13,000 in other income and an increase in other expenses of $4,000.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically been cash provided by operations and borrowings under our bank and trade credit facilities.  Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of December 31, 2009, we had a working capital deficit of $2.1 million, an accumulated deficit of $33.7 million, $445,675 in cash and cash equivalents and $654,582 in net accounts receivable. This compares to a working capital deficit of $2.5 million, an accumulated deficit of $34.1 million, $425,495 in cash and cash equivalents and $1.0 million in net accounts receivable as of December 31, 2008.

As of March 16, 2010, we had $667,000 of cash on hand. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less.

Our condensed consolidated financial statements as of and for the year ended December 31, 2009, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.  If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may be unable to increase our liquidity and may require additional financing to sustain our operations.  In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations.

If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$22,381	$2,487,316
Investing activities	(2,201)	339,999
Financing activities	−	(3,864,942)
Net increase (decrease) in cash and cash equivalents	$20,180	$(1,037,627)

Cash provided by operating activities.  The $2.5 million in cash provided by our operating activities for 2008 does not accurately reflect the underlying weakness we experienced in our business during 2008.  Moreover, the decline in cash provided by our operating activities for 2009 as compared to 2008 does not accurately reflect the strengthening in our business during 2009.

Our business in 2008 was characterized in large part by the sale of excess inventory, both magnetic data storage products and HDTVs, at negative gross margins resulting in a $4.2 million net loss.  However, we generated significant cash from these sales in 2008 but did not have corresponding cash outflows associated with this inventory as the payments for this inventory were either made in prior periods or did not occur as to much of this inventory as we stopped making payments to our related party supplier in 2008 and as of December 31, 2008, we owed the related party $4.6 million.  See “—Trade Credit Facilities” below.

Our business strengthened in 2009 as we focused on our new optical data storage products and generated positive gross margins resulting in net income of $407,000.  The $22,000 in cash provided by our operating activities for 2009 primarily resulted from net income of $407,000 generated in large part from new products sold at positive gross margins and continued implementation of operational initiatives, which were commenced in 2008 and continued into 2009, to improve our inventory management and reduce overall inventory levels.  Also, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made no payments to our related party supplier in 2009.  As of December 31, 2009, we owed the related party $4.4 million.  The $200,000 reduction from the $4.6 million owed to the related party as of December 31, 2008 arose solely due to offsets from products we returned to the related party in 2009.  See “—Trade Credit Facilities” below.

Cash provided by (used in) investing activities.  The $342,000 decline in cash provided by our investing activities in 2009 resulted from a decrease of $342,000 in restricted cash as of December 31, 2007 that was released in 2008.

Cash used in financing activities.  The $3.9 million decline in cash used in our financing activities in 2009 resulted from $3.9 million in net payments on our credit facility with Silicon Valley Bank for 2008, whereas as our credit facility with Bay View Funding is a factoring relationship and therefore does not impact cash provided by or used in our financing activities.

Credit Facility — Silicon Valley Bank

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

Credit Facility — Bay View Funding

On October 29, 2008, we entered into a Sale of Accounts and Security Agreement, or the Agreement, dated as of October 24, 2008 with Rexford Funding, LLC, which was subsequently acquired by Bay View Funding on November 11, 2009, which provides for an accounts receivable-based credit facility.

The credit facility allows us to sell accounts receivable to Bay View Funding subject to a maximum amount equal to $1.5 million.  The purchase price for each purchased account is to equal the net invoice amount less Bay View Funding’s commission.  Bay View Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

Bay View Funding, in its sole and absolute discretion, may from time to time advance us funds against the purchase price of the accounts receivable in an amount of up to 75% (except as to accounts receivable of Staples which shall be up to 60%) of the aggregate purchase price of the purchased accounts receivable, subject to customary reductions, including those based on (i) disputed accounts receivable, (ii) any accounts receivable from a customer whom Bay View Funding deems not credit worthy, (iii) any accounts receivable unpaid in excess of 60 days, (iv) any accounts receivable from a past-due customer when 25% or more accounts receivable from that customer are unpaid in excess of 60 days, (v) any accounts receivable which Bay View Funding deems, in its sole and absolute discretion, are ineligible, and (vi) any fees, actual or estimated, that are chargeable to our reserve account as to the credit facility.  Bay View Funding is entitled to interest charges on all advances at a rate equal to the Prime Rate plus 1.00%, but in no case less than 5.50%.

The Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Bay View Funding has the right to terminate the Agreement upon 30 days prior notice. In August 2009, we modified the Agreement to include a month-to-month term.

If we terminate the Agreement prior to the end of the initial term or any renewal term, we will be subject to an early termination fee equal to Bay View Funding’s average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the initial term or applicable renewal term.

Our obligations under the Agreement are secured by our accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations.

Trade Credit Facility

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic Corporation, is the Chief Executive Officer of Behavior Tech Computer Corp. During the year ended December 31, 2008, we purchased $723,600 of inventory under this arrangement. As of December 31, 2009, there were $4,388,253 in trade payables outstanding under this arrangement.  As of March 16, 2010, we were out of compliance with the payment terms of the agreement with BTC USA and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties.

BTC USA provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers.  We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC USA, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC USA unless, and at least until, we are able to negotiate repayment terms acceptable to BTC USA. Even if we are able to negotiate repayment terms acceptable to BTC USA, we may be unable to obtain additional inventory supplies from BTC USA on the same terms as before, on satisfactory terms, or at all.

Liquidity Impact of Consignment Sales Model

We retain most risks of ownership of our consignment inventory.  These products remain our inventory until their sale by our customers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products.  The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products.  For the year ended December 31, 2009, no adjustments were made for lower-of-cost-or-market as compared to $24,000 of inventory valuation adjustments to lower-of-cost-or-market for 2008, which was included in cost of sales. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory.  If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products.  In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products.  If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

Backlog

Our backlog at December 31, 2009 and 2008 was $428,000 and $769,000, respectively. The substantial decrease in backlog is a function of customer inventory levels based on near-term inventory restocking requirements. Based on historical trends, we anticipate that our December 31, 2009 backlog may be reduced by approximately 10%, or approximately $42,000, to a net amount of $386,000 as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers. The shipment of these orders for non-consignment customers or the sell-through of our products by consignment customers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that customers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

Impact of New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence, and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. We are currently evaluating the effect that this guidance will have on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification, or the Codification, has become the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative United States generally accepted accounting principles for Securities and Exchange Commission registrants. On the effective date of this statement, the Codification will supersede all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 and their adoption did not have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The name, age and position held by our sole executive officer and director as of March 16, 2010 and his business experience is as follows:

Name	Age	Titles
Tony Shahbaz	47	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Secretary and Sole Director
_______________

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

As noted above, Mr. Shahbaz has significant experience with I/OMagic Corporation and Western Digital Corporation.  Mr. Shahbaz’s experience extends from management experience encompassing operations, sales and marketing, and finance and accounting with I/OMagic Corporation to his leadership sales positions with Western Digital Corporation.  Mr. Shahbaz is also a significant stockholder of I/OMagic Corporation, holding in excess of 50% of our outstanding shares of common stock.  Although our Nominating Committee, which does not presently have any members inasmuch as Mr. Shahbaz is our only director and is not independent, has not taken any nominating actions since 2007, we believe that Mr. Shahbaz’s extensive experience and substantial shareholdings qualifies him to act as one of our directors.

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

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2009 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2009 were complied with.

Corporate Governance

Our board of directors believes that good corporate governance is paramount to ensure that I/OMagic Corporation is managed for the long-term benefit of our stockholders.  Our board of directors has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the board of directors and its decision making processes, board of director meetings and involvement of management, the board of director’s standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.

Director Independence

Our corporate governance guidelines provide that a majority of the board of directors and all members of the Audit, Compensation and Nominating Committees of the board of directors will be independent.  On an annual basis, each director and executive officer is asked to complete a Director and Officer Questionnaire that requires disclosure of any transactions with I/OMagic Corporation in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the Nominating Committee, is to make an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with I/OMagic Corporation.

Our board of directors has determined that its sole director, Mr. Shahbaz, who serves full-time as our President, Chief Executive Officer and Acting Chief Financial Officer, is not independent under these standards.

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

During 2009, our board of directors held no meetings.

Our board of directors has established Audit, Compensation and Nominating Committees. Each committee has a written charter that is to be reviewed and revised as appropriate.

Audit Committee

Our Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and reviews our financial statements for each interim period and for our year end.  Mr. Shahbaz was appointed to the Audit Committee effective December 15, 2008.  The Audit Committee held four meetings during 2009.  Mr. Shahbaz is neither a financial expert nor is Mr. Shahbaz “independent” as defined in NASD Marketplace Rule 4200(a)(15).  As a small company, it has been exceedingly difficult for us to attract an independent member of our board of directors who would qualify as an Audit Committee financial expert.  We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a suitable candidate. The Audit Committee operates pursuant to a charter approved by our board of directors and the Audit Committee, according to the rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our Compensation Committee does not presently have any members. The Compensation Committee held no meetings during 2009.  The Compensation Committee is to operate pursuant to a charter approved by our board of directors and the Compensation Committee.

Our Compensation Committee is responsible for establishing and administering our overall policies on compensation and the compensation to be provided to our executive officers, including, among other things, annual salaries and bonuses, stock options, stock grants, other stock-based awards, and other incentive compensation arrangements. In addition, the Compensation Committee is to review the philosophy and policies behind the salary, bonus and stock compensation arrangements for all other employees.  Although our Compensation Committee is to make all compensation decisions as to our executive officers, our Chief Executive Officer would make recommendations to our Compensation Committee regarding compensation for the other named executive officers.  Our Compensation Committee is to have the authority to administer our stock option plans with respect to grants to executive officers and directors, and also is to have authority to make equity awards under those plans to all other eligible individuals.  However, our board of directors may retain, reassume or exercise from time to time the power to administer our stock option directors plans.  Equity awards made to members of the Compensation Committee are to be authorized and approved by a disinterested majority of our board of directors.

The Compensation Committee is to evaluate both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions.  Compensation packages offered to our executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals.  The Compensation Committee is to have the authority to retain consultants and other advisors.  In making compensation decisions, our Compensation Committee is to compare each element of total compensation against market data and other factors it deems relevant.  The Compensation Committee would expect to set total compensation for the named executive officers at the median of compensation paid to similarly situated executives of comparable companies.

Nominating Committee

Our Nominating Committee is to select nominees for our board of directors. Our Nominating Committee does not presently have any members. The Nominating Committee is to utilize a variety of methods in an attempt to identify and evaluate nominees for director, including candidates that may be referred by stockholders.  Stockholders that desire to recommend candidates for evaluation may do so by contacting I/OMagic Corporation in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating Committee through current board members, professional search firms and other persons.  In evaluating potential candidates, the Nominating Committee is to take into account a number of factors, including, among others, the following:

●	independence from management;

●	relevant business experience and industry knowledge;
●	judgment, skill, integrity and reputation;
●	existing commitments to other businesses;
●	corporate governance background;
●	financial and accounting background, to enable the Nominating Committee to determine whether the candidate would be suitable for Audit Committee membership; and
●	the size and composition of our board of directors.

The Nominating Committee held no meetings during 2009.  The Nominating Committee is to operate pursuant to a charter approved by our board of directors and the Nominating Committee.

Stockholder Communications with our Board of Directors

Our board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member or all members of the board of directors, or any independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail.  To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title.  All such correspondence should be sent “c/o Secretary” at 4 Marconi, Irvine, California 92618.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to one or more directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the board of directors will be forwarded promptly to the addressee.  In the case of communications to the board of directors or any group or committee of directors, our Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope is addressed.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our principal executive officer and our principal financial officer (collectively, the “named executive officer”), for all services rendered in all capacities to us for the years ended December 31, 2009 and 2008.

Name and Principle Position	Year	Salary ($)		Bonus ($)			Option Awards ($)(1)		All Other Compensation ($)(2)			Total ($)
Tony Shahbaz(3)
President, Chief Executive Officer, Acting Chief Financial Officer and Secretary	2009 2008	$ $	198,500 198,500	$ $	32,000 —	(4)	$ $	13,582 24,594	$ $	— —	(5) (5)	$ $	244,082 223,094
_______________
(1)
Amounts shown do not reflect compensation actually received by the named executive officer.  Instead, the amounts shown are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the value of stock and stock option awards are set forth under Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report.  The options were issued under our 2002 and 2003 Stock Option Plans.  Information regarding the vesting schedule for Mr. Shahbaz is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table below.

(2)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for Mr. Shahbaz.
(3)	Mr. Shahbaz was appointed as Acting Chief Financial Officer effective December 15, 2008.
(4)	Amount represents cash bonus payable to Mr. Shahbaz pursuant to his employment agreement in respect of our quarterly net income in 2009. This amount was accrued but unpaid as of December 31, 2009.
(5)
Mr. Shahbaz is entitled to an automobile allowance in the amount of $1,200 per month under his Employment Agreement.  However, in lieu of this allowance, Mr. Shahbaz used until December 2006, an automobile we purchased in August 2005 for $84,597. In December 2006, we traded this automobile in against another automobile that Mr. Shahbaz uses. We purchased, for Mr. Shahbaz’s use, the second automobile for $68,034, not including the trade-in value of the first vehicle.

Employment Agreement

Tony Shahbaz

On October 15, 2002, we entered into an employment agreement with Tony Shahbaz.  Under the terms of the employment agreement, which was retroactively effective as of January 1, 2002, Mr. Shahbaz serves as our President and Chief Executive Officer and is entitled to receive an initial annual salary of $198,500 and is eligible to receive quarterly bonuses equal to 7% of our quarterly net income.  Mr. Shahbaz is also entitled to a monthly car allowance equal to $1,200. The initial term of the employment agreement concluded on October 15, 2007, but the employment agreement was automatically renewed for an additional year and will continue to automatically renew for successive one year periods unless expressly terminated by either party. Under the terms of the employment agreement, if Mr. Shahbaz is terminated for cause, he is entitled to receive four times his annual salary and any and all warrants and options granted to him shall be extended an additional seven years from date of termination and upon termination without cause, he is entitled to receive his remaining salary and other benefits for the remaining term of the employment agreement.  Mr. Shahbaz’s employment agreement further provides that the agreement shall not be terminated without the prior written consent of Mr. Shahbaz in the event of a merger, transfer of assets, or dissolution of I/OMagic Corporation, and that the rights, benefits, and obligations under the employment agreement shall be assigned to the surviving or resulting corporation or the transferee of our assets.

Grants of Plan-Based Awards

There were no grants of plan-based awards made to the named executive officer during the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about outstanding equity awards held by our named executive officer as of December 31, 2009.

	Option Awards
	Number of Securities		Number of Securities
	Underlying Unexercised Options (#) Exercisable		Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Shahbaz	105,000	(1)	—	$2.75	7/14/2010
___________________
(1)	The option vested as to 50% of the underlying shares immediately with the balance vesting in equal amounts in each of the 48 months following the July 14, 2005 grant date.

Compensation of Directors

Our director did not receive any cash compensation for his services as a member of our board of directors; however, a director is entitled to reimbursement of his reasonable expenses incurred in attending meetings of our board of directors. We do not have a predetermined or automatic annual or other periodic program for grants of equity compensation to our directors.  Equity compensation is granted as and when determined appropriate by our Compensation Committee or our full board.

Compensation of Employee Director

Mr. Shahbaz was compensated as a full-time employee and officer but received no additional compensation for service as a board member during 2009.  Information regarding the compensation awarded to Mr. Shahbaz is included in the “Summary Compensation Table” above.

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

Our Articles also provide that a director of I/OMagic Corporation shall not be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent exemption from limitation or liability is not permitted under the Nevada Revised Statutes. Any amendment, modification or repeal of this provision by our stockholders would not adversely affect any right or protection of a director of I/OMagic Corporation in respect of any act or omission occurring prior to the time of the amendment, modification or repeal. Our Articles do not, however, eliminate or limit a director’s liability for any act or omission involving intentional misconduct, fraud or a knowing violation of law, or the payment of unlawful distributions to stockholders. Furthermore, they do not limit liability for claims against a director arising out of the director’s responsibilities under the federal securities laws or any other law. However, we have purchased directors and officers’ liability insurance to protect our directors and executive officers against liability under circumstances specified in the policy.

Section 2115 of the California General Corporation Law, or the California Code, provides that corporations such as I/OMagic Corporation that are incorporated in jurisdictions other than California and that meet various tests are subject to several provisions of the California Code, to the exclusion of the law of the jurisdiction in which the corporation is incorporated. We believe that as of December 31, 2009, we met the tests contained in Section 2115. Consequently, we are subject to, among other provisions of the California Code, Section 317 which governs indemnification of directors, officers and others. Section 317 generally eliminates the personal liability of a director for monetary damages in an action brought by or in the right of I/OMagic Corporation for breach of a director’s duties to I/OMagic Corporation or our stockholders except for liability:

●	for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

●	for acts or omissions that a director believes to be contrary to the best interests of I/OMagic Corporation or our stockholders or that involve the absence of good faith on the part of the director;

●	for any transaction from which a director derived an improper personal benefit;

●
for acts or omissions that show a reckless disregard for the director’s duty to I/OMagic Corporation or our stockholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to I/OMagic Corporation or our stockholders;

●	for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to I/OMagic Corporation or our stockholders; and

●	for engaging in transactions described in the California Code or California case law which result in liability, or approving the same kinds of transactions.

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

To the extent indemnification for liabilities arising under the Securities Act may be extended to directors, officers and controlling persons of I/OMagic Corporation under the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by any director, officer or controlling person in connection with the securities being registered (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether the proposed indemnification by it is against public policy as expressed in the Securities Act and will be governed by the court’s final adjudication of the issue.

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

As of March 16, 2010, a total of 4,540,292 shares of our common stock were outstanding.  The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

●	each person known by us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
●	our sole director;
●	our sole executive officer; and
●	our sole director and executive officer as a group.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class	Percent of Class
Tony Shahbaz	Common	2,444,759(2)	52.6%
Steel Su	Common	573,461(3)	12.6%
Sung Ki Kim	Common	375,529(4)	8.3%
Citrine Group Limited	Common	340,818(5)	7.5%
All directors and executive officers as a group (1 person)	Common	2,444,759(6)	52.6%
______________
(1)
Unless otherwise indicated, the address of each person in this table is c/o I/OMagic Corporation, 4 Marconi, Irvine, California 92618. Mr. Shahbaz is an executive officer and the sole director of I/OMagic Corporation.

(2)
Consists of: (i) 493,462 shares of common stock and 105,000 shares of common stock underlying options held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,206 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California and Susha Nevada. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

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

(5)
Consists of 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation.  Mr. Dar Cheng has sole voting and sole investment power over the shares held by Citrine Group Limited.  The address for Mr. Cheng is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.

(6)	Includes 105,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	133,300	$2.77	400,034
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Approval of Related Party Transactions

Our board of directors has the responsibility to review and discuss with management and approve interested transactions with related parties.  During this process, the material facts as to the related party’s interest in a transaction are disclosed to all board members or an applicable committee.  Our board of directors is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction.  An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest.  Transactions that are in the ordinary course of business and would not require disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board of directors or an independent committee of the board of directors would not be deemed interested transactions.  Mr. Shahbaz, our sole director who serves full-time as our President, Chief Executive Officer, Acting Chief Financial Officer and Secretary, is not “independent” as defined in NASD Marketplace Rule 4200(a)(15).  No director may participate in any approval of an interested transaction with respect to which he or she is a related party.  Our board of directors intends to approve only those related party transactions that are in the best interests of I/OMagic Corporation and our stockholders.

General

Other than as described below or elsewhere in this report, since January 1, 2008 there has not been a transaction or series of related transactions to which I/OMagic Corporation was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.  None of the below transactions were separately approved by our board of directors as they occurred prior to our adoption of our policies and procedures for approval of related party transactions.

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above.  We have entered into an indemnification agreement with our sole director and executive officer.  The indemnification agreement and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10.0 million of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, a former director of I/OMagic Corporation, is the Chief Executive Officer of Behavior Tech Computer Corp.  For the year ended December 31, 2008, we purchased inventory from BTC USA in amounts totaling $723,600.  During the year ended December 31, 2009, we made no purchases of inventory but returned approximately $200,000 in products under this arrangement, which amount offset trade payables owed to BTC USA.  As of December 31, 2009 and 2008, there were $4,400,000 and $4,600,000, respectively, in trade payables outstanding to BTC USA.  As of March 16, 2010, we were out of compliance with the payment terms of the agreement with BTC USA and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties.

BTC USA provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers.  We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC USA, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC USA unless, and at least until, we are able to negotiate repayment terms acceptable to BTC USA. Even if we are able to negotiate repayment terms acceptable to BTC USA, we may be unable to obtain additional inventory supplies from BTC USA on the same terms as before, on satisfactory terms, or at all.

Item 14.	Principal Accounting Fees and Services.

The following table presents the aggregate fees paid by us for professional audit services rendered by Simon & Edward, LLP for the years ended December 31, 2009 and 2008.  We appointed Simon & Edward, LLP as our independent registered public accounting firm on July 21, 2008.

	2009	2008
Audit Fees	$193,908	$53,333
Audit-Related Fees	—	—
Tax Fees	3,482	—
All Other Fees	—	—
Total	$197,390	$53,333

The following table presents the aggregate fees paid by us for professional audit services rendered by Swenson Advisors, LLP for the years ended December 31, 2009 and 2008.  We appointed Swenson Advisors, LLP as our independent registered public accounting firm on December 12, 2006.  We dismissed Swenson Advisors, LLP as our independent registered public accounting firm on June 27, 2008.

	2009	2008
Audit Fees	$—	$130,575
Audit-Related Fees	—	—
Tax Fees	—	10,000
All Other Fees	—	—
Total	$—	$140,575

Audit Fees.  Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and incorporated by reference into our Registration Statements on Form S-8.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees.  Tax Fees consist of fees billed for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  All Other Fees consist of fees billed for services other than those noted above.

Our Audit Committee has determined that all non-audit services provided by Simon & Edward, LLP or Swenson Advisors, LLP are and were compatible with maintaining that firm’s audit independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2009 and 2008, all services performed by Simon & Edward, LLP and Swenson Advisors, LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

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

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009.  Our audits also include the financial statement Schedule II.  I/OMagic Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SIMON & EDWARD, LLP

City of Industry, California
March 19, 2010

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$445,675	$425,495
Accounts receivable, net	654,582	1,039,595
Inventory, net	1,682,022	1,524,719
Prepaid expenses and other current assets	197,404	101,695
Total current assets	2,979,683	3,091,504
Equipment, net	139,089	189,719
Other assets	37,503	41,928
Total assets	$3,156,275	$3,323,151
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses and other	$570,107	$852,994
Accounts payable - related party	4,388,253	4,604,138
Deferred revenue	-	26,400
Capital lease obligations – current portion	13,704	54,942
Accrued mail-in rebates	4,375	24,080
Total current liabilities	4,976,439	5,562,554
Long-Term Liabilities
Sub-lease deposit	9,703	-
Capital lease obligations	-	13,704
Total long-term liabilities	9,703	13,704
Total liabilities	4,986,142	5,576,258
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,842,567
Accumulated deficit	(33,693,059)	(34,100,215)
Total stockholders’ deficit	(1,829,867)	(2,253,107)
Total liabilities and stockholders’ deficit	$3,156,275	$3,323,151

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Net sales	$10,331,740	$13,364,118
Cost of sales	6,916,337	13,317,501
Gross profit	3,415,403	46,617
Operating expenses
Selling, marketing, and advertising	675,956	1,053,324
General and administrative	2,275,014	2,813,841
Depreciation and amortization	52,830	128,659
Impairment of trademarks	-	224,088
Total operating expenses	3,003,800	4,219,912
Income (loss) from operations	411,603	(4,173,295)
Other income (expense)
Interest expense	(1,169)	(91,591)
Currency transaction loss	(2,762)	(600)
Other income	284	13,874
Total other income (expense)	(3,647)	(78,317)
Income (loss) before provision for income taxes	407,956	(4,251,612)
Provision for income taxes	800	800
Net income (loss)	$407,156	$(4,252,412)
Basic and diluted income (loss) per share	$0.09	$(0.94)
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balances at December 31, 2007	4,540,292	$4,541	$31,794,655	$-	$(29,847,803)	$1,951,393
Share-based compensation expense	-	-	47,912	-	-	47,912
Net loss	-	-	-	-	(4,252,412)	(4,252,412)
Balances at December 31, 2008	4,540,292	$4,541	$31,842,567	$-	$(34,100,215)	$(2,253,107)
Share-based compensation expense	-	-	16,084	-	-	16,084
Net income	-	-	-	-	407,156	407,156
Balances at December 31, 2009	4,540,292	$4,541	$31,858,651	$-	$(33,693,059)	$(1,829,867)

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$407,156	$(4,252,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,830	59,732
Amortization of trademarks	-	68,928
Impairment of trademarks	-	224,088
Allowance for doubtful accounts	(1,053)	(145,075)
Allowance for product returns	(8,607)	(85,958)
Reserve for sales incentives	(23,831)	16,489
Accrued point-of-sale rebates	(116,705)	37,822
Accrued market development funds, cooperative advertising costs and cross-dock fees	(36,470)	(314,042)
Allowance for obsolete inventory	(292,177)	(79,072)
Share based compensation expense	16,084	47,912
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	571,679	6,393,025
Inventory	134,874	4,047,199
Prepaid expenses and other current assets	(95,709)	5,346
Other assets	4,425	-
Accounts payable, accrued expenses and other	(282,887)	(300,194)
Accounts payable – related party	(215,885)	(2,810,074)
Deferred revenue	(26,400)	26,400
Capital leases	(54,942)	(44,832)
Accrued mail-in rebates	(19,705)	(407,966)
Sub-lease deposit	9,703	-
Net cash provided by operating activities	22,380	2,487,316

Cash flows from investing activities
Restricted cash	-	341,899
Equipment additions	(2,200)	(1,900)
Net cash (used in) provided by investing activities	(2,200)	339,999

Cash flows from financing activities
Net payments on line of credit	-	(3,864,942)
Net cash used in financing activities	-	(3,864,942)
Net increase (decrease) in cash and cash equivalents	20,180	(1,037,627)
Cash and cash equivalents at beginning of year	425,495	1,463,122
Cash and cash equivalents at end of year	$445,675	$425,495

Supplemental disclosures of cash flow information:
Interest paid	$1,169	$91,591
Income taxes paid	$800	$800

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Nature of Business

I/OMagic Corporation (the “Company”), a Nevada corporation, develops, manufactures through subcontractors or obtains from suppliers, markets and sells electronic data storage products and other consumer electronics products. The Company sells its products in the United States and Canada to retailers and distributors (referred to collectively as the Company’s “customers”).

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company earned net income of $407,156 for the year ended December 31, 2009, but experienced net losses for the years ended December 31, 2008 and 2007, of $4.3 million and $4.8 million, respectively, and experienced net losses in each of the prior seven years.  These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At December 31, 2009, the Company had cash and cash equivalents of $445,676. As of March 16, 2010, the Company had $667,000 of cash on hand.

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

On April 18, 2008, the Company entered into a Loan and Security Agreement dated as of April 18, 2008 with Silicon Valley Bank, which provided for a credit facility based on the Company’s accounts receivable.  The Loan and Security Agreement served to amend and restated a previous Loan and Security Agreement dated January 29, 2007 among the parties. The credit facility allowed the Company to finance its accounts receivable and borrow up to a maximum aggregate amount of $7.0 million; provided, that the Company was only permitted to borrow up to a limit of 60% of each eligible account or such other percentage as Silicon Valley Bank established.  The line of credit was to expire on January 29, 2009.  Advances on the line of credit bore interest at a floating rate equal to the prime rate published from time to time by Silicon Valley Bank plus 2.5%.  The credit facility required that the Company pay a collateral handling fee of $2,000 per month and other customary fees and expenses. On July 31, 2008, the Company paid off its obligations owed to Silicon Valley Bank under the Loan and Security Agreement dated April 18, 2008 and terminated the Loan and Security Agreement.

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding on November 11, 2009, which provides for an accounts receivable-based credit facility. The credit facility allows the Company to sell accounts receivable to Bay View Funding subject to a maximum amount equal to $1.5 million.  The purchase price for each purchased account is to equal the net invoice amount less Bay View Funding’s commission.  Bay View Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid. The Sale of Accounts and Security Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Sale of Accounts and Security Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Bay View Funding has the right to terminate the Sale of Accounts and Security Agreement upon 30 days prior notice. In August 2009, the Company modified the Agreement to include a month-to-month term.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future.  The Company presently may not have sufficient capital to fund its operations for the next twelve months or less.

The Company’s plans for correcting these deficiencies include the timely collection of existing accounts receivable, and sell-through of inventory currently in the Company’s sales channels.  If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may be unable to increase its liquidity and may require additional financing to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of I/OMagic Corporation and its wholly-owned subsidiary, IOM Holdings, Inc. All material intercompany accounts and transactions have been eliminated. In February 2009, IOM Holdings, Inc. was merged with and into I/OMagic Corporation.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, line of credit, accounts payable, accrued expenses and other, accounts payable-related parties and accrued mail-in rebates, the carrying amounts approximate fair value due to their short maturities.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are primarily from national retailers and distributors and are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Since the Company’s current customers are primarily national retailers and distributors with good payment histories with the Company, its allowance for doubtful accounts is minimal. The Company does not have any off-balance sheet credit exposure related to its customers.

The Company occasionally has, and it expects that it will continue to have in the foreseeable future, disagreements with its customers relating to the valuation and completeness of accounts receivable which may result in a contingent gain or loss to the Company.

Sales Incentive Reserve

The Company enters into agreements with certain customers regarding price decreases that are determined by the Company in its sole discretion. These agreements allow those customers, subject to certain limitations, a credit equal to the difference between the Company’s current price and its new reduced price on units in the customers’ inventories or in transit to the customers on the date of the price decrease.

In accordance ASC subtopic 605-50, Revenue Recognition, Customer Payments and Incentives, consideration given to customers or resellers under a rebate program, the Company records an estimate of sales incentives based on its actual sales incentive rates over a trailing twelve-month period, adjusted for any known variations, which are charged to operations and offset against gross sales at the time products are sold. The Company also records a corresponding accrual for its estimated sales incentive liability. This accrual is reduced by deductions on future payments taken by the Company’s customers relating to actual sales incentives. The Company’s estimated sales incentive liability is offset against accounts receivable.

At the end of each quarterly period, the Company analyzes its existing sales incentive reserve and applies any necessary adjustments based upon actual or expected deviations in sales incentive rates from the Company’s applicable historical sales incentive rates. The amount of any necessary adjustment is based upon the amount of the Company’s remaining field inventory, which is calculated by reference to the Company’s actual field inventory last conducted, plus inventory-in-transit and less estimated product sell-through. The amount of the Company’s sales incentive liability for each product is equal to the amount of remaining field inventory for that product multiplied by the difference between the Company’s current price and its new reduced price to its customers for that product. This data, together with all data relating to all sales incentives granted on products in the applicable period, is used to adjust the Company’s sales incentive reserve established for the applicable period.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Point-of-Sale Rebate Promotions Accruals

The Company periodically offers point-of-sale rebate promotions to certain customers that are in turn provided to the customers’ end-user customers. In accordance with ASC subtopic 605-50, Revenue Recognition, Customer Payments and Incentives, as to consideration given to customers or resellers under a rebate program, during the period of the rebate promotion, the Company reduces sales by the estimated amount of the rebate promotion with a corresponding accrual for the estimated liability. Estimates for rebate promotions are based on a number of variable factors that depend on the specific program or product. These variables include the length of the rebate promotion and the estimated sales during the promotion based on historical experience. These accruals are offset against accounts receivable.

Market Development Funds/Cooperative Advertising Accruals

The Company has agreements with certain customers under which the customer is allowed to use a specified percentage of its net purchases of the Company’s products for various marketing purposes. The purpose of these agreements is to encourage advertising and promotional events to promote the sale of the Company’s products. Each period the Company reduces sales by the estimated amounts to be deducted by the customers on future payments. These accruals are offset against accounts receivable.

Product Returns

The Company has a limited 90-day to one year time period for product returns from end-users. However, its customers generally have return policies that allow their customers to return products within only 14 to 30 days after purchase. The Company allows its customers to return damaged or defective products to it following a customary return merchandise authorization process. The Company has no informal return policies. In accordance with ASC subtopic 605-15, Revenue Recognition, Products, When Right of Return Exists, the Company utilizes actual historical return rates to determine its allowance for returns in each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by actual product returns.

As noted above, the Company’s return rate is based upon its past history of actual returns and the Company estimates amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount.  The Company’s historical return rate for a particular product is its trailing 18-month return rate of similar products.  The Company believes that using a trailing 18-month return rate takes two key factors into consideration, specifically, an 18-month return rate provides the Company with a sufficient period of time to establish recent historical trends in product returns for each product category, and provides the Company with a period of time that is short enough to account for recent technological shifts in its product offerings in each product category.  If an unusual circumstance exists, such as a product category that has begun to show materially different actual return rates as compared to the Company’s trailing 18-month return rates, the Company will make appropriate adjustments to its estimated return rates.  Factors that could cause materially different actual return rates as compared to the Company’s trailing 18-month return rates include product modifications that simplify installation, or a new product line within a product category that needs time to better reflect its return performance and other factors.  This allowance is offset against accounts receivable.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The Company’s inventories are stated at the lower-of-cost-or-market price.  The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its consigned inventories for the year ended December 31, 2009, and approximately $24,000 for the year ended December 31, 2008, which was included in cost of sales. The December 31, 2008 adjustment was attributable to inventory in the Company’s consignment sales channels at that date.

Inventory Obsolescence Allowance

The Company’s warehouse supervisor, production supervisor and purchasing manager physically review the Company’s warehouse inventory for slow moving and obsolete products. All products of a material amount are reviewed quarterly and all products of an immaterial amount are reviewed annually. The Company considers products that have not been sold within six months to be slow moving. Products that are no longer compatible with current hardware or software are considered obsolete. The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of the Company’s customers’ current needs, and assumptions about future demand and market conditions. The recorded cost of both slow-moving and obsolete inventories is then reduced to its estimated market value based on current market pricing for similar products. The Company utilizes the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites. The recorded costs of the Company’s slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices. All adjustments establish a new cost basis for inventory as the Company believes such reductions are permanent declines in the market price of its products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while the Company continues to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow moving inventory is sold, the Company reduces the reserve by the sales proceeds.

The Company’s warehouse supervisor, production supervisor and purchasing manager physically review the Company’s warehouse inventory for damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company’s subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with the Company’s Controller or Chief Financial Officer. At the discretion of the Company’s Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company’s detail inventory report and its general ledger are reconciled by the Company’s Controller and any variances result in a corresponding inventory adjustment.

The Company’s consignment inventory is reviewed by its Controller or its Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis.

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

ASC 360-10 Property, Plant, and Equipment, requires that long-lived assets be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, the Company evaluates for impairment for the individual asset at the end of each reporting period.

Intangible Assets

In accordance with ASC subtopic 350-10, Intangibles, Goodwill and Others, the goodwill impairment analysis compares the fair value of each reporting unit to its carrying value, including goodwill. The Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Accounting for the Impairment of Long-Lived Assets

ASC subtopic 360-10-40, Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets, requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. For the year ended December 31, 2009, the Company did not recognize any impairment of long-lived assets in connection with ASC 360-10-40 based on its reviews.

Accrued Mail-in-Rebates

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC topic 605 (“ASC 605”) Revenue Recognition When Right of Return Exists, which states that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. For transactions not satisfying the conditions for revenue recognition under ASC 605, product revenue is deferred until the conditions are met, net of an estimate for cost of sales.

ASC 605 further states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller's price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. Therefore, consignment sales are recognized when our customers sell our products to end-users, at which point the customer incurs an obligation to pay us.

Revenue is recognized net of sales tax.

Product Returns

The Company accounts for sales returns in accordance with ASC 605, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. Upon sale, the Company estimates an allowance for future product returns. The Company may provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzes both quantitative and qualitative information including, but not limited to, actual return rates.

Vendor Consideration Received

The Company accounts for consideration received from its vendors in accordance with ASC subtopic 605-50, Revenue Recognition, Customer Payments and Incentives, because we did not receive an identifiable benefit, it reduces its product revenue for marketing promotions, market development funds and cooperative advertising costs.

The Company recognizes revenue under three primary sales models: standard terms, consignment sales and special terms. The Company generally uses one of these three primary sales models, or some combination of these sales models, with each of its customers. Under each of these sales models the Company’s payment terms are explicitly stated and agreed to by the Company and the customer before goods are shipped, thereby making the Company’s fee fixed or determinable before revenue is recognized.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard Terms

Under the Company’s standard terms sales model, a customer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 45 days for distributors and net 60 days for retailers from the transfer of title to the products to the customer. The Company typically collects payment from a customer within 60 to 75 days from the transfer of title to the products to the customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the Company’s agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it under the Company’s standard terms sales model is not contingent upon the resale of those products. The Company recognizes revenue for standard terms sales at the time title to products is transferred to a customer, net of an estimate for sales incentives, rebates and returns.

Consignment

Under the Company’s consignment sales model, a customer is obligated to pay the Company for products sold to it within a specified number of days following notification to the Company by the customer of the sale of those products through delivery of weekly or monthly sell-through reports. A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively. The period for payment to the Company by customers relating to their sale of consigned products corresponding to these sell-through reports varies. For sell-through reports generated weekly, the Company typically collects payment from a customer within 30 days of the receipt of those reports. For sell-through reports generated monthly, the Company typically collects payment from a customer within 15 to 45 days of the receipt of those reports. At the time of a customer’s sale of a product, title is transferred directly to the customer. Risk of theft or damage of a product, however, passes to a customer upon delivery of that product to the customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a customer and delivered to the Company. Except in the case of theft or damage, a customer’s obligation to pay the Company for products transferred under the Company’s consignment sales model is entirely contingent upon the sale of those products. Products held by a customer under the Company’s consignment sales model are recorded as the Company’s inventory at offsite locations until their sale by the customer. Because the Company retains title to products in its consignment sales channels until their sale by a customer, revenue is not recognized until the time of sale. Accordingly, price modifications to inventory maintained in the Company’s consignment sales channels do not have an effect on the timing of revenue recognition. The Company recognizes revenue for consignment sales in the period during which the sale occurs.

Special Terms

Under the Company’s special terms sales model, the payment terms for the purchase of the Company’s products are negotiated on a case-by-case basis and typically cover a specified quantity of a particular product. The result of the Company’s negotiations is a special agreement with a customer that defines how and when transfer of title occurs and risk of ownership shifts to that customer.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company ordinarily does not offer any rights of return or rebates for products sold under its special terms sales model. A customer is obligated to pay the Company for products sold to it within a specified number of days from the date that title to the products is transferred to that customer, or as otherwise agreed to by the Company. The Company’s payment terms are ordinarily shorter under its special terms sales model than under its standard terms or consignment sales models and the Company typically requires payment in advance, at the time of transfer of title to the products or shortly following the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment, delivery, receipt of payment or the date of invoice, depending on the terms of the Company’s agreement with the customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on the Company’s agreement with a customer. A customer’s obligation to pay the Company for products sold to it under the Company’s special terms sales model is not contingent on the sale of those products. The Company recognizes revenue for special terms sales at the time title to products is transferred to a customer.

Product Warranties

The Company’s products are subject to limited warranties ranging in duration of up to one year. These warranties cover only repair or replacement of the product. The Company’s subcontract manufacturers and suppliers provide the Company with warranties of a duration at least as long as the warranties provided by the Company to consumers. The warranties provided by the Company’s subcontract manufacturers and suppliers cover repair or replacement of the product. The Company has a specific right of offset against amounts owed to its subcontract manufacturers and suppliers for defective products, therefore, the amount of the Company’s warranty claims is not material. The Company incurs only minimal shipping costs to its subcontract manufacturers and suppliers in connection with the satisfaction of its warranty obligations.

Advertising Costs

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2009 and 2008.

Shipping and Handling Costs

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in selling, marketing and advertising expenses.  For the years ended December 31, 2009 and 2008, shipping and handling costs were approximately $327,000 and $502,000, respectively. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2009 and 2008, there were no shipping and handling costs billed to customers.

Share-Based Compensation

For stock-based awards granted, the Company records stock-based compensation cost based on the fair value estimated in accordance with ASC topic 718, Compensation,  Stock Compensation, over the requisite service periods for the individual awards, which generally equals the vesting period. The vesting of stock-based award grants may be based on time, performance, market conditions or a combination of performance and market conditions. The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC topic 718, the Company generally uses the Black-Scholes valuation option pricing model to estimate the fair value of stock option grants with time-based vesting. The Black-Scholes valuation model relies on a number of key assumptions to calculate estimated fair values. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected stock-price volatility assumption is based on the expected term of the awards, and actual and projected employee stock option exercise behaviors.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expenses share-based compensation in cost of goods sold, selling, marketing and advertising or general and administrative expenses depending on the job function of the employee.

Comprehensive Income

The Company applies FASB ASC topic 220, Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Foreign Currency

Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables, are included in the consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under ASC topic 740, Income Taxes, ASC topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

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

Computation of Net Income (Loss) Per Common Share

The Company calculates income/loss per share in accordance with FASB ASC topic 260, Earnings Per Share. Basic income/loss per share is computed by dividing the net income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted income/loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For the year ended December 31, 2009 a total of 133,300 stock options outstanding were not included in the computations of diluted net income per share because the effect would have been anti-dilutive.  For the year ended December 31, 2008, a total of 286,824, stock options and warrants outstanding were excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence, and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative United States generally accepted accounting principles for Securities and Exchange Commission registrants. On the effective date of this statement, the Codification will supersede all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 820-10, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 and their adoption did not have a material impact on the Company's financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments at December 31, 2009 and 2008:

	2009			2008
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
Cash and cash equivalents	$445,675	$445,675	Level 1	$425,495	$425,495
Accounts receivable	654,582	654,582	Level 1	1,039,595	1,039,595
Inventory	1,682,022	1,682,022	Level 1	1,524,719	1,524,719
Prepaid expenses and other current assets	197,404	197,404	Level 1	101,695	101,695
Accounts payable, accrued expenses and other	570,107	570,107	Level 1	852,994	852,994
Accounts payable - related party	4,388,253	4,388,253	Level 1	4,604,138	4,604,138
Deferred revenue	-	-		26,400	26,400
Capital lease obligations - current portion	13,704	13,704	Level 1	54,942	54,942
Accrued mail-in rebates	4,375	4,375	Level 1	24,080	24,080
Sub-lease deposit	9,703		Level 1	-	-
Capital lease obligations	-	-	Level 1	13,704	13,704

Level 1. The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets or liabilities.

Level 2. The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets, liabilities (risk adjusted), and market-corroborated inputs, such as market comparables, interest rates, yield curves, and other items that allow value to be determined.

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of December 31, 2009, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company’s accounting or disclosure as to its assets and liabilities at December 31, 2009, and did not materially affect the Company’s financial position, results of operations or cash flows for the year ended December 31, 2009. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

There were no changes in the Company’s valuation techniques during the year ended December 31, 2009.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – CONCENTRATION OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution.  As of December 31, 2009 and 2008, balances totaling $141,213 and $163,214, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

As of December 31, 2009, the Company had a retailer and two distributors that collectively represented 94.8% of accounts receivable. The amounts due from the retailer and two distributors were 41.7%, 33.5% and 19.6% of gross accounts receivable, respectively.

As of December 31, 2008, the Company had a distributor and two retailers that collectively represented 92.3% of accounts receivable. The amounts due from the distributor and two retailers were 49.5%, 31.4% and 11.4% of gross accounts receivable, respectively.

Retailers and Distributors

For the year ended December 31, 2009, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 88% of the Company’s net sales for 2009. For the year ended December 31, 2008, the Company’s most significant distributor and retailers were Tech Data, Staples and Target. Collectively, this distributor and these two retailers accounted for 78% of the Company’s net sales in 2008.

Related Parties

For the year ended December 31, 2009, the Company had no inventory purchases from a related party.

For the year ended December 31, 2008, the Company purchased inventory from BTC USA in amounts totaling $723,600, which represented 10% of total inventory purchases during the year.

As of December 31, 2009 and 2008, there were $4.4 million and $4.6 million, respectively, in trade payables outstanding to BTC USA, an affiliate of BTC, which is a stockholder of the Company.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Accounts receivable	$1,282,029	$1,853,708
Less: Allowance for doubtful accounts	-	(1,053)
Allowance for product returns	(305,703)	(314,310)
Reserve for sales incentives	(33,646)	(57,477)
Accrued point-of-sale rebates	(181,646)	(298,351)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(106,452)	(142,922)
Total	$654,582	$1,039,595

NOTE 6 – INVENTORY

Inventory as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Component parts	$48,176	$154,697
Finished goods—warehouse	696,496	1,076,194
Finished goods—consigned	947,997	596,652
	1,692,669	1,827,543
Less:Allowance for obsolete and slow–moving inventory	(10,647)	(302,824)
Total	$1,682,022	$1,524,719

Consigned inventory is located at the stores and distribution centers of certain customers with which the Company has consignment agreements. The inventory is owned by the Company until sold by a customer.

The Company realized no lower-of-cost-or-market adjustments to its consigned inventories for the year ended December 31, 2009, but realized approximately $24,000 in lower-of-cost-or-market adjustments to its consigned inventories which are included in cost of sales for the year ended December 31, 2008.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUIPMENT

Equipment as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Computer equipment and software	$979,623	$977,423
Warehouse equipment	138,065	138,065
Office furniture and equipment	281,155	281,155
Vehicles	74,742	74,742
Leasehold improvements	106,633	106,633
	1,580,218	1,578,018
Less:Accumulated depreciation	(1,441,129)	(1,388,299)
Total	$139,089	$189,719

For the years ended December 31, 2009 and 2008, depreciation and amortization expense (including capital leases) was $52,830 and $59,732, respectively. Included in equipment are the following capital leases:

	2009	2008
Computer equipment and software	$38,281	$38,281
Warehouse equipment	69,052	69,052
Office furniture and equipment	40,148	40,148
	147,481	147,481
Less:Accumulated depreciation	(67,118)	(44,155)
Total	$80,363	$103,326

NOTE 8 – TRADEMARKS

Trademarks as of December 31, 2009 and 2008, consisted of the following:

	2009	2008
Trademarks	$499,800	$499,800
Less: Amortization	(499,800)	(499,800)
Total	$-	$-

Amortization expense on these intangible assets was $68,928 for the year ended December 31, 2008.  In accordance with SFAS No. 142, the Company performed its required valuation on its Hi-Val® and Digital Research Technologies® trademarks for possible impairment as of December 31, 2008. Based on this valuation, the Company determined that there had been a significant impairment in the value of the trademarks due to no sales of product under the Hi-Val® brand and very limited sales under the Digital Research Technologies® brand and no sales forecast by the Company in subsequent periods. Therefore, the Company recorded an impairment of the total remaining value of the trademarks of $224,088 as of December 31, 2008.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LINES OF CREDIT

Silicon Valley Bank

On January 29, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility that was initially used to pay off the Company’s outstanding loan balance as of January 29, 2007 with GMAC Commercial Finance, which balance was approximately $5.0 million, and was also used to pay $62,000 of the Company’s closing fees in connection with securing the credit facility.

On April 18, 2008, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank which provided for a credit facility based on the Company’s accounts receivable.  The Loan and Security Agreement served to amend and restate the Company’s prior Loan and Security Agreement dated January 29, 2007 with Silicon Valley Bank.  On April 18, 2008, the Company also entered into an Amendment to Loan Documents with Silicon Valley Bank, which provided that the ancillary loan documents executed in connection with the Company’s prior credit facility with Silicon Valley Bank would apply to the new Loan and Security Agreement.

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

The Company’s obligations under the Loan and Security Agreement were secured by substantially all of its assets and were guaranteed by IOM Holdings, Inc. under a Cross-Corporate Continuing Guaranty. The Company’s obligations and the guarantee obligations of IOM Holdings, Inc. were also secured under Intellectual Property Security Agreements executed by the Company and IOM Holdings, Inc.

On July 31, 2008, the Company paid off its obligations owed under its Loan and Security Agreement dated April 18, 2008 with Silicon Valley Bank and terminated the Loan and Security Agreement.

Bay View Funding

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement (the “Agreement”) dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding (“Lender”) on November 11, 2009, which provides for an accounts receivable-based credit facility.

The credit facility allows the Company to sell accounts receivable to Lender subject to a maximum amount equal to $1.5 million.  The purchase price for each purchased account is to equal the net invoice amount less Lender’s commission.  Lender is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lender, in its sole and absolute discretion, may from time to time advance the Company funds against the purchase price of the accounts receivable in an amount of up to 75% (except as to accounts receivable of Staples which shall be up to 60%) of the aggregate purchase price of the purchased accounts receivable, subject to customary reductions, including those based on (i) disputed accounts receivable, (ii) any accounts receivable from a customer whom Lender deems not credit worthy, (iii) any accounts receivable unpaid in excess of 60 days, (iv) any accounts receivable from a past-due customer when 25% or more accounts receivable from that customer are unpaid in excess of 60 days, (v) any accounts receivable which Lender deems, in its sole and absolute discretion, are ineligible, and (vi) any fees, actual or estimated, that are chargeable to the Company’s reserve account as to the credit facility.  Lender is entitled to interest charges on all advances at a rate equal to the Prime Rate plus 1.00%, but in no case less than 5.50%.

The Agreement has an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Lender has the right to terminate the Agreement upon 30 days prior notice. In August 2009, the Company modified the Agreement to include a month-to-month term.

If the Company terminates the Agreement prior to the end of the initial term or any renewal term, the Company will be subject to an early termination fee equal to Lender’s average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the initial term or applicable renewal term.

The obligations of the Company under the Agreement are secured by the Company’s accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations. The Agreement also contains other customary representations, warranties, covenants and terms and conditions.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and 2008, consisted of the following:

	2009	2008

Trade accounts payable	$365,074	$565,804
Accrued compensation and related benefits	144,627	121,998
Other	60,406	165,192
Total	$570,107	$852,994

NOTE 11 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10.0 million of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10.0 million with payment terms of net 60 days, without interest. The agreement could be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, a former director of I/OMagic Corporation, is the Chief Executive Officer of Behavior Tech Computer Corp. During the years ended December 31, 2009 and 2008, the Company purchased $0 and $723,600 of inventory, respectively, under this arrangement. As of December 31, 2009 and 2008, there were $4.4 million and $4.6 million, respectively, in trade payables outstanding under this arrangement. As of March 16, 2010, the Company was out of compliance with the payment terms of its agreement with BTC and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BTC USA provided the Company with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. The Company believes that these terms were substantially better terms than it could likely obtain from other subcontract manufacturers or suppliers. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC USA, it is highly unlikely that the Company will be able to obtain additional inventory supplies from BTC USA unless, and at least until, the Company is able to negotiate repayment terms acceptable to BTC USA. Even if the Company is able to negotiate repayment terms acceptable to BTC USA, the Company may be unable to obtain additional inventory supplies from BTC USA on the same terms as before, on satisfactory terms, or at all.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements expiring through August 2012.  The Company has the right to extend the lease for one three-year period under the same terms and conditions, except that the base rent for each year during the option period shall increase at the rate of three percent per annum.

Future minimum lease payments under this non-cancelable operating lease at December 31, 2009, were as follows:

Year Ending December 31,

2010	$394,875
2011	392,604
2012	404,384
Total	$1,191,863

Rent expense was $261,716 and $370,040 for the years ended December 31, 2009 and 2008, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

On July 6, 2009, the Company entered into a sub-lease for approximately 30% of its facility with a term of 18 months and an option to renew for an additional 22 months.  The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period is $160,578.  In addition to the base rent, the sub-tenant is required to pay its proportionate share of the monthly operating expenses related to the facility.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company entered into various lease agreements during 2007 to acquire certain equipment. Future payments under these capital lease obligations at December 31, 2009 were as follows:

Year Ending December 31,
2010	13,704
Total	$13,704

Financial Agreements

The Company entered into a Loan and Security Agreement in January 2007 which provided for a loan commitment fee of $50,000, a monthly collateral monitoring fee of $1,250 and an anniversary fee of $50,000. In April 2008, the Company entered into a new Loan and Security Agreement. The Loan and Security Agreement was terminated in July 2008.

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding on November 11, 2009, which provides for an accounts receivable-based credit facility.

Service Agreements

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company’s common stock or a warrant to purchase shares of the Company’s common stock. During the years ended December 31, 2009 and 2008, the Company incurred expenses of $209,467 and $252,763, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Employment Contract

The Company entered into an employment agreement with one of its officers on October 15, 2002, the initial term of which expired on October 15, 2007. The contract automatically renewed for one year and will continue to renew for successive one year periods unless expressly terminated by either party.  The agreement, which was effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company’s quarterly net income. For the year ended December 31, 2009, a bonus of $32,000 was accrued under this agreement. For the year ended December 31, 2008, no bonus was accrued under this agreement.

Employee Retirement Plan

The Company offers all eligible employees a 401K retirement plan. The Company is not required to make annual contributions and has not done so in the past.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Agreements

In connection with certain retail agreements, the Company has agreed to pay for certain marketing development and advertising costs on an ongoing basis. Marketing development and advertising costs are generally agreed upon at the time of the event. The Company also records a liability for market development/cooperative advertising funds based on management’s evaluation of historical experience and current industry and Company trends.

For the years ended December 31, 2009 and 2008, the Company incurred $377,616 and $353,091, respectively, related to its retail agreements with certain customers. These amounts are netted against revenue in the accompanying consolidated statements of operations.

The Company has obligations to one of its customers to provide “back-end” market development funds if the customer exceeds certain purchase thresholds. The Company reviews this commitment on a quarterly basis to determine the probability of the customer exceeding the thresholds. If in management’s opinion, the thresholds will be exceeded, additional accruals will be required to account for these “back-end” fees. As of December 31, 2009 and 2008, no such fees were incurred or accrued.

Indemnification Obligations

A number of the Company’s agreements with its customers provide that the Company must defend, indemnify and hold them and their customers harmless from damages and costs that arise from product warranty claims or from claims for injury or damage resulting from defects in the Company’s products. The Company has historically not had any material liabilities arising from these obligations.

Legal Matters

On or about May 30, 2003, the Company and IOM Holdings, Inc. filed a complaint for breach of contract and legal malpractice against Lawrence W. Horwitz, Gregory B. Beam, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron, Kevin J. Senn and Senn Palumbo Meulemans, LLP, the Company’s former attorneys and their respective law firms, in the Superior Court of the State of California for the County of Orange. The complaint sought damages of $15.0 million arising out of the defendants’ representation of the Company and IOM Holdings, Inc. in an acquisition transaction and in a separate arbitration matter. On or about November 6, 2003, the Company filed its First Amended Complaint against all defendants. Defendants responded to the First Amended Complaint denying the Company’s allegations. Defendants Lawrence W. Horwitz and Lawrence M. Cron also filed a Cross-Complaint against I/OMagic Corporation for attorneys’ fees in the approximate amount of $79,000. The Company denied the allegations in the Cross-Complaint. Trial began on February 6, 2006 and on March 10, 2006, the jury ruled in the Company’s favor against Lawrence W. Horwitz, Horwitz & Beam, Inc., Lawrence M. Cron, Horwitz & Cron and Senn Palumbo Meulemans, LLP, and awarded the Company $3.0 million in damages. Judgment was entered on or about April 5, 2006. Thereafter, defendants filed a motion for new trial and a motion for judgment notwithstanding the verdict. On May 31, 2006, the Court denied the motion for new trial in its entirety, denied the motion for judgment notwithstanding the verdict as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron, but granted the motion for judgment notwithstanding the verdict as to Horwitz & Cron and Senn Palumbo Meulemans, LLP. An Amended Judgment Notwithstanding, the Verdict based upon the Court’s ruling on the motion for judgment notwithstanding the verdict was entered on or about July 7, 2006. Thereafter, appeals were filed as to both the original Judgment and the Amended Judgment. On March 27, 2008, the Court of Appeal issued an opinion against the Company as to all defendants, which reversed the Judgments in the Company’s favor as to Lawrence W. Horwitz, Horwitz & Beam, Inc. and Lawrence M. Cron. The Court of Appeal also ordered that the Company was to pay defendants’ costs on appeal. The Company paid the defendants’ claim for costs.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the matter described above, the Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any currently pending matters will have a material effect on the Company’s financial position, results of operations or cash flows.

Other Contractual Obligations

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts.

NOTE 13 – PREFERRED STOCK

In December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock.  The Series A preferred stock does not have any voting power but any holder thereof would be entitled to receive dividends on an equal basis with the holders of the Company’s common stock.  The Series B preferred stock has the same rights as the Series A preferred stock, except the Company would be obligated to redeem any issued shares that have been outstanding for two years.  At December 31, 2009 and 2008, no shares of Series A or Series B preferred stock were outstanding.

NOTE 14 – COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock Issued in Connection with the Exercise of Options

During the years ended December 31, 2009 and 2008, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

Warrants

During the year ended December 31, 2007, the Company issued warrants to purchase 50,000 shares of common stock to two financial advisory firms, all of which were exercisable at $3.00 per share. The warrants vested immediately. The fair value of the warrants was determined to be $46,330 using the Black-Scholes valuation model assuming a 127% expected volatility and a risk-free rate of 4.9%. This amount was recorded as a general and administrative expense on the consolidated statements of operations. None of the warrants were exercised and the warrants expired in October 2008. The assumptions and valuation methods for valuing the warrants are the same as those used for the Company’s outstanding stock options.

Stock Option Plans

The Company has a 2002 Stock Option Plan (the “2002 Plan”) and a 2003 Stock Option Plan (the “2003 Plan”).  The 2002 Plan and 2003 Plan are collectively referred to as the “Plans.”

The total number of shares of the Company’s common stock authorized for issuance under the 2002 Plan and the 2003 Plan are 133,334, and 400,000, respectively.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Plans, options granted may be either “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, or “nonqualified options.” Incentive stock options granted under the Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant unless the optionee owns more than 10% of the total voting securities of the Company. In this case, the exercise price will not be less than 110% of the fair market value of a share of common stock on the date of grant. Incentive stock options may not be granted to an optionee under the Plans if the aggregate fair market value, as determined on the date of grant, of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under the Plans, exceeds $100,000. Nonqualified options granted under the Plans must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options granted under the Plans must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant.

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

A summary of option and warrant activity under the Plans for the years ended December 31, 2009 and 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractural	Intrinsic
Options and Warrants	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2008	353,775	$3.15	2.4	$-
Granted	-
Exercised	-
Forfeited	66,951	$3.16
Outstanding at December 31, 2008	286,824	$3.14	1.6	$-
Exercisable at December 31, 2008	277,458	$3.15	1.6
Vested or expected to vest at December 31, 2008	283,648	$3.15	1.6
Granted	-
Exercised	-
Forfeited	153,524	$3.47
Outstanding at December 31, 2009	133,300	$2.77	0.8	$-
Exercisable at December 31, 2009	133,300	$2.77	0.8
Vested or expected to vest at December 31, 2009	133,300	$2.77	0.8

Aggregate intrinsic value excludes those options that are not “in-the-money.” Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options exercised during the years ended December 31, 2009 and 2008.  When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

As of December 31, 2009 and 2008, there were $0 and $15,513, respectively, of total unrecognized compensation costs related to outstanding non-vested share-based compensation arrangements, including warrants.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the stock options and warrants as of December 31, 2009:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$2.50–4.00	133,300	133,300	0.8 years	$2.77	$2.77

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 15 – INCOME TAXES

The components of the income tax provision for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Current	$1,600	$800
Deferred	–	–
Total	$1,600	$800

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as follows:

	2009	2008

Computed "expected" tax provision (benefit)	$138,705	$(1,449,516)
Income taxes resulting from expenses not deductible for tax purposes	4,032	3,641
Other	-	3,095
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	(166,687)	1,691,164
State and local income taxes, net of tax benefit	25,550	(247,584)
Total	$1,600	$800

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current deferred tax assets
Allowance for doubtful accounts	$-	$451
Allowance for product returns	130,963	134,650
Allowance for sales incentives	14,414	24,623
Accrued compensation	22,563	29,697
Inventory	240,350	238,106
Deferred revenues	-	11,310
Other	136,623	122,251
Valuation allowance	(544,913)	(561,088)
Net current deferred tax assets	-	-

Long-term deferred tax assets
Net operating loss carryforward	$15,344,578	$15,232,228
Amortization of trademarks	1,446,275	1,721,755
State taxes effect of deferred tax assets	(959,323)	(971,941)
Valuation allowance	(15,831,530)	(15,982,042)
Net long-term deferred tax assets	-	-
Net deferred tax assets	$-	$-

The following table reconciles the effective income tax rate indicated by the consolidated statements of operations and the statutory federal income tax for the years ending December 31, 2009 and 2008:

	2009	2008
Satutory federal and state income tax rate	34.0%	34.0%
State income taxes (net of federal tax benefit)	6.0%	5.8%
Valuation allowance	(40.9)%	(39.7)%
Other	1.5%	(0.1)%
Effectivefederal and state income tax rate	0.6%	0.0%

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that a company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset.  SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.  As of December 31, 2009 and 2008, the valuation allowance for deferred tax assets totaled approximately $16,376,000 and $16,543,000, respectively. For years ended December 31, 2009 and 2008, the net change in the valuation allowance was $166,687 (decrease) and $1,691,164 (increase), respectively.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company does not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,050,000 and $27,234,000 that expire through 2029 and 2019, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in control.

The Company is required to file federal and state income tax returns in the United States.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes.  The Company prepares an accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon the occurrence of other events. With few exceptions, the Company is no longer subject to United States federal, state or local, or non-United States income tax examination by tax authorities for tax years before 2001.

Prior to January 1, 2007, the Company analyzed and determined that no accrual was required for uncertain tax positions based upon SFAS No. 5, Accounting for Contingencies, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company adopted and implemented the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48, the Company recognized no charge for uncertain tax positions.

FIN 48 not only impacts the amount of the Company’s accrual for uncertain tax positions but it also impacts the manner in which such accruals should be classified in the Company’s financial statements. In connection with the implementation of FIN 48, and if an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s  net deferred tax assets and liabilities.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrual for the payment of interest or penalties.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company made purchases from a related party totaling $0 and $723,600. See “Note 11—Accounts Payable—Related Party.”

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Year	Additions Charged to Operations	Deductions from Reserve	Balance, End of Year

Allowance for doubtful accounts
December 31, 2009	$1,053	$-	$(1,053)	$-
December 31, 2008	$146,128	$285,041	$(430,116)	$1,053

Allowance for product returns
December 31, 2009	$314,310	$454,573	$(463,180)	$305,703
December 31, 2008	$400,268	$403,843	$(489,801)	$314,310

Reserves for sales incentives
December 31, 2009	$498,750	$1,162,777	$(1,339,783)	$321,744
December 31, 2008	$758,481	$1,272,971	$(1,532,702)	$498,750

Reserves for obsolete inventory
December 31, 2009	$302,824	$201,938	$(494,115)	$10,647
December 31, 2008	$440,000	$1,437,834	$(1,575,010)	$302,824

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (6)
3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (1)
10.1	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
10.2	I/OMagic Corporation 2002 Stock Option Plan (#) (3)
10.3	I/OMagic Corporation 2003 Stock Option Plan (#) (5)
10.4	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (4)
10.5	Form of Indemnification Agreement (7)
10.6	Sale of Accounts and Security Agreement dated October 24, 2008 between I/OMagic Corporation and Rexford Funding, LLC (8)
14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (6)
14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (6)
14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (6)
23.1	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

_______________
(*)	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(5)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(8)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 4, 2008 (File No. 000-27267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2010.

I/OMAGIC CORPORATION

By:	/s/ TONY SHAHBAZ
Tony Shahbaz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ TONY SHAHBAZ Tony Shahbaz	President and Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal accounting and financial officer), Secretary and Sole Director	March 18, 2010

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002