Form 10-Q
period 2010-03-31
I/OMAGIC CORP
filed 2010-05-06
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-27267

I/OMAGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0773180 (I.R.S. Employer Identification No.)

4 Marconi, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 707-4800
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 3, 2010, there were 4,540,292 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

-i-

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Exhibits Filed with this Report

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$482,022	$445,675
Accounts receivable, net	288,339	654,582
Inventory, net	1,706,864	1,682,022
Prepaid expenses and other current assets	92,906	197,404
Total current assets	2,570,131	2,979,683
Equipment, net	126,006	139,089
Other assets	79,442	37,503
Total assets	$2,775,579	$3,156,275
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses and other	$307,580	$570,107
Accounts payable - related party	4,263,553	4,388,253
Capital lease obligations – current portion	1,191	13,704
Accrued mail-in rebates	10,180	4,375
Total current liabilities	4,582,504	4,976,439
Long-Term Liabilities
Total long-term liabilities	9,703	9,703
Total liabilities	4,592,207	4,986,142
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(33,679,820)	(33,693,059)
Total stockholders’ deficit	(1,816,628)	(1,829,867)
Total liabilities and stockholders’ deficit	$2,775,579	$3,156,275

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$2,286,879	$2,389,264
Cost of sales	1,635,194	1,520,087
Gross profit	651,685	869,177
Operating expenses
Selling, marketing and advertising	130,145	183,779
General and administrative	493,554	744,343
Depreciation and amortization	13,083	13,446
Total operating expenses	636,782	941,568
Income (loss) from operations	14,903	(72,391)
Other income (expense)
Currency transaction gain (loss)	—	(274)
Other income (expense)	(864)	1,758
Total other income (expense)	(864)	1,484
Income (loss) before provision for income taxes	14,039	(70,907)
Provision for income taxes	800	800
Net income (loss)	$13,239	$(71,707)
Basic and diluted income (loss) per share	$0.00	$(0.02)
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$13,239	$(71,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,083	13,446
Allowance for doubtful accounts	-	(1,053)
Allowance for product returns	(44,670)	(13,689)
Reserve for sales incentives	3,062	8,399
Accrued point-of-sale rebates	22,788	(165,522)
Accrued market development funds, cooperative advertising costs and cross-dock fees	29,311	(1,555)
Allowance for obsolete inventory	2,475	(109,353)
Share based compensation expense	-	7,642
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	355,752	516,614
Inventory	(27,317)	(182,842)
Prepaid expenses and other current assets	104,498	40,295
Other assets	(41,939)	-
Accounts payable, accrued expenses and other	(262,527)	(117,569)
Accounts payable – related party	(124,700)	(66,385)
Deferred revenue	-	(26,400)
Capital leases	(12,513)	(12,528)
Accrued mail-in rebates	5,805	(8,160)
Net cash provided by (used in) operating activities	36,347	(190,367)
Net increase (decrease) in cash and cash equivalents	36,347	(190,367)
Cash and cash equivalents at beginning of period	445,675	425,495
Cash and cash equivalents at end of period	$482,022	$235,128
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Nature of Business

I/OMagic Corporation, a Nevada corporation (“I/OMagic” or the “Company”), develops, manufactures through subcontractors or obtains from suppliers, markets and sells data storage products and other consumer electronics products. The Company sells its products in the United States and Canada to distributors and retailers.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company earned net income of $13,239 and $407,156 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, but experienced net losses for the years ended December 31, 2008 and 2007, of $4,252,412 and $4,752,974, respectively, and experienced net losses in each of the prior seven years.  These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At March 31, 2010, the Company had cash and cash equivalents of $482,022. As of May 3, 2010, the Company cash and cash equivalents of $473,615.

As of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future.  The Company presently may not have sufficient capital to fund its operations for the next twelve months or less.

The Company’s plans for correcting these deficiencies include the timely collection of existing accounts receivable, and sell-through of inventory currently in the Company’s sales channels.  If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may have insufficient liquidity and may require additional financing to sustain its operations.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The report of the Company’s independent registered public accounting firm dated March 19, 2010 contained in the Company’s financial statements as of and for the year ended December 31, 2009, includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future.  The report concludes that these matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business.  The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

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

The condensed consolidated financial statements include IOM Holdings, Inc. Intercompany transactions and balances have been eliminated in consolidation. On February 26, 2009, Articles of Merger were filed with the State of Nevada to merge the Company’s wholly-owned subsidiary, IOM Holdings, Inc., with and into the Company.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

NOTE 3 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Carrying	Fair	Measurement	Carrying	Fair
	Value	Value	Approach	Value	Value
Cash and cash equivalents	$482,022	$482,022	Level 1	$445,675	$445,675
Accounts receivable	288,339	288,339	Level 1	654,582	654,582
Inventory	1,706,864	1,706,864	Level 1	1,682,022	1,682,022
Prepaid expenses and other current assets	92,906	92,906	Level 1	197,404	197,404
Accounts payable, accrued expenses and other	307,580	307,580	Level 1	570,107	570,107
Accounts payable - related party	4,263,553	4,263,553	Level 1	4,388,253	4,388,253
Capital lease obligations - current portion	1,191	1,191	Level 1	13,704	13,704
Accrued mail-in rebates	10,180	10,180	Level 1	4,375	4,375
Sub-lease deposit	9,703	9,703	Level 1	9,703	9,703

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of March 31, 2010 and December 31, 2009, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s financial statements.

The Company adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, effective January 1, 2008. The adoption of ASC 820 had no impact on the Company’s accounting or disclosure as to its assets and liabilities at March 31, 2010, and did  not materially affect the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2010. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

There were no changes in the Company’s valuation techniques during the three months ended March 31, 2010.

The Company is generally not exposed to changes in interest rates which could result in cash flow risks.

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature.

NOTE 4 – CONCENTRATION OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution.  As of March 31, 2010 and December 31, 2009, balances totaling $178,165 and $141,213, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

As of March 31, 2010, the Company had a retailer and two distributors that collectively represented 90.6% of gross accounts receivable. The amounts due from the retailer and two distributors were 45.2%, 28.9% and 16.5% of gross accounts receivable, respectively.

As of March 31, 2009, the Company had a distributor and two retailers that collectively represented 94.3% of gross accounts receivable. The amounts due from the distributor and two retailers were 48.7%, 28.8% and 16.8% of gross accounts receivable, respectively.

Retailers and Distributors

For the three months ended March 31, 2010, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 93.3% of the Company’s net sales in the first three months of 2010. During the three months ended March 31, 2009, the Company’s most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 79.8% of the Company’s net sales in the first three months of 2009.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Parties

For the three months ended March 31, 2010, the Company had no inventory purchases from a related party.

As of March 31, 2010 and December 31, 2009, there were $4,263,553 and $4,388,253, respectively, in trade payables outstanding to BTC USA, an affiliate of Behavior Tech Computer Corp., which is a stockholder of the Company.

Segment Information

ASC 280, Segment Reporting, requires companies to report information about operating segments in interim and annual financial statements. ASC 280 also requires segment disclosures about products and services by geography and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$926,277	$1,282,029
Less: Allowance for product returns	(261,033)	(305,703)
Reserve for sales incentives	(36,708)	(33,646)
Accrued point-of-sale rebates	(204,434)	(181,646)
Accrued market development funds, cooperative advertising costs and cross- dock fees	(135,763)	(106,452)
Total	$288,339	$654,582

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventory as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Component parts	$93,057	$48,176
Finished goods—warehouse	542,310	696,496
Finished goods—consigned	1,084,619	947,997
	1,719,986	1,692,669
Less: Allowance for obsolete and slow–moving inventory	(13,122)	(10,647)
Total	$1,706,864	$1,682,022

Consigned inventory is located at the stores and distribution centers of certain distributors and retailers with which the Company has consignment agreements. The inventory is owned by the Company until sold by the distributors or retailers.

The Company’s inventories are made up of component parts and finished goods and are valued at the lower of cost or market using the weighted-average cost method, which approximates the first-in, first-out method. Average cost includes the direct purchase price of inventory, net of vendor allowances and cash discounts, and allocated overhead costs associated with the Company’s warehouse and distribution center.

NOTE 7 – EQUIPMENT

Equipment as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Computer equipment and software	$979,623	$979,623
Warehouse equipment	138,065	138,065
Office furniture and equipment	281,155	281,155
Vehicles	74,742	74,742
Leasehold improvements	106,633	106,633
	1,580,218	1,580,218
Less: Accumulated depreciation	(1,454,212)	(1,441,129)
Total	$126,006	$139,089

For the three months ended March 31, 2010 and 2009, depreciation and amortization expense was $13,083 and $13,446, respectively.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CREDIT FACILITY

Bay View Funding

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement (the “Agreement”) dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding (“Lender”) on November 11, 2009. The Agreement provides for an accounts receivable-based credit facility.

The credit facility allows the Company to sell accounts receivable to Lender subject to a maximum amount equal to $1,500,000.  The purchase price for each purchased account is to equal the net invoice amount less Lender’s commission.  Lender is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

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

The Agreement had an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Lender has the right to terminate the Agreement upon 30 days prior notice. In August 2009, the Company modified the Agreement to include a month-to-month term.

If the Company terminates the Agreement prior to the end of any renewal term, the Company will be subject to an early termination fee equal to Lender’s average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the applicable renewal term.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2010 and December 31, 2009, consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Trade accounts payable	$200,195	$365,074
Accrued compensation and related benefits	89,382	144,627
Other	18,003	60,406
Total	$307,580	$570,107

NOTE 10 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, a former director of the Company, is the Chief Executive Officer of Behavior Tech Computer Corp.  The Company made no purchases under this arrangement during the three months ended March 31, 2010 and 2009.  As of March 31, 2010 and December 31, 2009, there were $4,263,553 and $4,388,253, respectively, in trade payables outstanding under this arrangement. As of May 3, 2010, the Company was out of compliance with the payment terms of its agreement with BTC USA and the Company is in continued negotiations with BTC USA to satisfy its obligations on a basis that is acceptable to both parties.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

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

Other Contractual Obligations

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions.  These include lease, service and retail agreements and employment contracts.  See “Note 12—Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Agreements

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC which provides for an accounts receivable-based credit facility.  See Note 8—Credit Facility.

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

Legal Matters

The Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has a 2002 Stock Option Plan and a 2003 Stock Option Plan, which are collectively referred to as the “Plans.”

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total number of shares of the Company’s common stock authorized for issuance under the 2002 Stock Option Plan and the 2003 Stock Option Plan are 133,334, and 400,000, respectively.

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

Under the Plans, options may be exercised during a period of time fixed by the committee administering the Plans (which could include the entire Board of Directors of the Company). Options granted under the Plans must vest at a rate not less than 20% per year over a consecutive five-year period. No option granted under either Plan may be exercised more than 10 years after the date of grant. Incentive stock options granted to an optionee who owns more than 10% of the voting securities of the Company may not be exercised more than five years after the date of grant.

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of March 31, 2010 were as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value(1)
Outstanding	133,300	$2.77	0.55	$--
Expected to vest	133,300	$2.77	0.55	$--
Exercisable	133,300	$2.77	0.55	$--
__________
(1)  Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the three months ended March 31, 2010 and 2009.  No cash was received from the exercise of stock options for the three months ended March 31, 2010 and 2009.  As of March 31, 2010, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.

Share-based compensation expense was $0 and $7,642 for the three months ended March 31, 2010 and 2009, respectively.  There was no tax deduction for share-based compensation expense during those periods.  When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or operating expenses depending on the job function of the employee.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

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

Prior to January 1, 2007, the Company analyzed and determined no accrual was required for uncertain tax positions based upon ASC 450, Accounting for Contingencies, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company adopted and implemented the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of ASC 740-10, the Company recognized no charge for uncertain tax positions.

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset.  ASC 740 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.  As of March 31, 2010 and December 31, 2009, the valuation allowance for deferred tax assets totaled approximately $16,332,000 and $16,376,000, respectively. For the three months ended March 31, 2010 and 2009, the net change in the valuation allowance was a decrease of approximately $44,000 and an increase of approximately $28,000, respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,300,000 and $27,500,000, respectively, that expire through 2029 and 2019, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

ASC 740-10 not only impacts the amount of the Company’s accrual for uncertain tax positions but it also impacts the manner in which such accruals should be classified in the Company’s financial statements. In connection with the implementation of FIN 48, and if an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had no accrual for the payment of interest and penalties.

NOTE 14 – DILUTED INCOME (LOSS) PER SHARE

Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be anti-dilutive. Additionally, potentially dilutive securities are excluded from the computation of income (loss) per share in periods in which a net loss is reported as their effect would be anti-dilutive. Thus, both basic and diluted weighted-average shares outstanding are the same in all periods presented.

NOTE 15 – SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company’s headquarters in the United States.  All sales for the three months ended March 31, 2010 were in the United States.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued ASC 605-25, Revenue Recognition – Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence, and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification, or the Codification, has become the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative United States generally accepted accounting principles for Securities and Exchange Commission registrants. On the effective date of this statement, the Codification will supersede all then-existing non-Securities and Exchange Commission accounting and reporting standards. All other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 and their adoption did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In March 2010, the FASB ratified the Emerging Issues Task Force final consensus on Issue No. 08-9, Milestone Method of Revenue Recognition. The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company is currently evaluating this new consensus.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – INCOME (LOSS) PER SHARE

The following table sets forth the changes to the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009
	(unaudited)	(unaudited)
Net income (loss) available to shareholders	$13,239	$(71,707)
Basic income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Basic income (loss) per share	$0.01	$(0.02)
Diluted income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Effective of dilutive stock options	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292
Diluted income (loss) per share	$0.00	$(0.02)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and financial resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.

Overview

Business Overview

We sell data storage products and other consumer electronics products. Our data storage products collectively accounted for approximately 99% of our net sales for the first three months of 2010 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first three months of 2010.

Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States.  We had no sales outside the United States in the first three months of 2010.  During the first three months of 2010, our most significant retailer and distributors were Staples, D&H Distributing and Tech Data. Collectively, this retailer and these distributors accounted for 93.3% of our net sales for the first three months of 2010, or 60.9%, 17.3% and 15.1%, respectively. During the first three months of 2009, our most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 79.8% of our net sales for the first quarter of 2009, or 40.1% and 39.7%, respectively.

We market our products primarily under our I/OMagic® brand name, but from time to time, we also market products under our and Digital Research Technologies® and Hi-Val® brand names. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

We do not directly manufacture any of the components incorporated into our products.  We subcontract the manufacturing of the majority of our products or source our products from suppliers in Asia, predominantly from China and Taiwan, which allows us to offer products at highly competitive prices. Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products.

Liquidity Overview

As of May 3, 2010, we had $473,615 of cash and cash equivalents and a substantial working capital deficit.  Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less.  These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.  If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may have insufficient liquidity and may require additional financing to sustain our operations.  In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations. See “—Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations.  We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations:  going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; accounts receivable and allowance for doubtful accounts; and product returns.  These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

●	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (Unaudited)

	Three Months Ended March 31,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
		(in thousands)
Net sales	$2,287	$2,389	$(102)	(4.3)%	100.0%	100.0%
Cost of sales	1,635	1,520	(115)	(7.6)%	71.5%	63.6%
Gross profit	652	869	(217)	(25.0)%	28.5%	36.4%
Selling, marketing and advertising expenses	130	184	54	29.3%	5.7%	7.7%
General and administrative expenses	494	744	250	33.6%	21.6%	31.1%
Depreciation and amortization	13	13	—	—%	0.5%	0.5%
Operating income (loss)	15	(72)	87	120.8%	0.7%	(3.0)%
Net interest expense	—	—	—	—%	—%	—%
Other income (expense)	(1)	1	(2)	(200.0)%	—%	—%
Income (loss) from operations before provision for income taxes	14	(71)	85	119.7%	0.6%	(3.0)%
Income tax provision	1	1	—	—%	—%	—%
Net income (loss)	$13	$(72)	$85	118.1%	0.6%	(3.0)%

Net Sales.  Net sales decreased by $102,000, or 4%, to $2,287,000 in the first quarter of 2010 as compared to $2,389,000 in the first quarter of 2009.  A combination of factors caused the decrease in our net sales, including a $239,000, or 71%, decrease in sales of our magnetic data storage products in the first quarter of 2010 as compared to the first quarter of 2009.  Sales of our magnetic data storage products totaled $97,000, or 4% of net sales, for the first quarter of 2010, as compared to $336,000, or 14% of net sales, for the first quarter of 2009.  This decrease was partially offset by an increase in sales of our optical data storage products by 7% to $2,200,000, or 96% of net sales, for the first quarter of 2010, as compared to $2,100,000, or 86% of net sales, for the first quarter of 2009, while the average unit net sales price of our optical drives for the first quarter of 2010 increased by 7% to $55.04 compared to $51.49 for the first quarter of 2009.  We sold approximately the same number of optical data storage units in the first quarter of 2010 as the first quarter of 2009.

In addition, our overall product return rate was 9.4% in the first quarter of 2010 compared to 16.6% in the first quarter of 2009.  Also, sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 10%, all of which were offset against gross sales, in the first quarter of 2010, as compared to 8% in the first quarter of 2009.  The increase in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from an increase in sales incentives associated with our optical data storage products due to market pricing pressures for these products in the first quarter of 2010 as compared to the first quarter of 2009.

Gross Profit.  Gross profit decreased by $217,000, or 25%, to $652,000 in the first quarter of 2010 as compared to a gross profit of $869,000 in the first quarter of 2009.  The decrease in gross profit primarily resulted from decreased operating margins on our optical data storage products due to changes in our product mix that shifted sales to products with higher material costs.  Our gross profit margin as a percentage of net sales decreased to 29% in the first quarter of 2010 as compared 36% in the first quarter of 2009 as a result of market pricing pressures that increased our promotional costs and changes in our product mix that shifted sales to products with higher material costs.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $54,000, or 29%, to $130,000 in the first quarter of 2010 as compared to $184,000 in the first quarter of 2009.  This decrease was primarily due to decreases of $24,000 in personnel costs, $19,000 in shipping and handling costs which resulted from shipment consolidations, $10,000 in outside commissions and $6,000 in sales expenses, which were partially offset by increases of $4,000 in trade show expenses and $1,000 in supplies expenses.

General and Administrative Expenses.  General and administrative expenses decreased by $250,000, or 34%, to $494,000 in the first quarter of 2010 as compared to $744,000 in the first quarter of 2009.  This decrease was primarily due to decreases of $73,000 in legal fees, $48,000 in finance and bank charges, $44,000 in facilities costs, $35,000 in audit fees, $20,000 in insurance costs, $10,000 in personnel costs, $8,000 in outside services costs, $6,000 in travel and entertainment expenses, $6,000 in supplies expenses and $3,000 in product design expenses, which were partially offset by increases of $1,000 in financial relations expenses, $1,000 in system support expenses and $1,000 in bad debt expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been cash provided by operations and borrowings under our bank and trade credit facilities.  Our principal uses of cash have been to provide working capital to finance our operations and to satisfy our debt service requirements.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future. As of March 31, 2010, we had a working capital deficit of $2,012,000, an accumulated deficit of $33,680,000, cash and cash equivalents of $482,000 and net accounts receivable of $288,000.  This compares to a working capital deficit of $1,997,000, an accumulated deficit of $33,693,000, cash and cash equivalents of $446,000 and net accounts receivable of $655,000 as of December 31, 2009.  For the three months ended March 31, 2010, our cash and cash equivalents increased by $36,000.

As of May 3, 2010, we had approximately $473,615 of cash and cash equivalents and we continue to experience a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months or less.

Our condensed consolidated financial statements as of and for the three months ended March 31, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.  If our capital requirements or cash flow vary materially from our current projections, if we are unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may have insufficient liquidity and may require additional financing to sustain our operations.  In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations.

If we incur future losses, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$36,347	$(190,367)
Net increase (decrease) in cash and cash equivalents	$36,347	$(190,367)

Cash provided by operating activities.  The $190,000 in cash used by our operating activities for the three months ended March 31, 2009 does not accurately reflect the underlying strengthening we experienced in our business during the first quarter of 2009.  Moreover, the increase in cash provided by our operating activities for the first quarter of 2010 as compared to 2009 does not accurately reflect a weakening in our business during 2010 caused by market pricing pressures and resulting increased promotional costs.

Our business strengthened in 2009 as we focused on our new optical data storage products and generated positive gross margins but our operating expense restructuring had not taken full effect during the first quarter of 2009 resulting in a net loss of $72,000 for the period.  The $36,000 in cash provided by our operating activities in the first quarter of 2010 was generated in large part from new products sold at positive gross margins and the continued effects of operational initiatives to improve our inventory management, reduce overall inventory levels and reduce operating costs.  Also, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made no payments to our related party supplier in 2010.  As of March 31, 2010, we owed the related party $4,264,000.  The $124,000 reduction from the $4,388,000 owed to the related party as of December 31, 2009 arose solely due to offsets from products we returned to the related party in 2010.  See “—Trade Credit Facility” below.

Credit Facility — Bay View Funding

On October 29, 2008, we entered into a Sale of Accounts and Security Agreement, or the Agreement, dated as of October 24, 2008 with Rexford Funding, LLC, which was subsequently acquired by Bay View Funding on November 11, 2009.  The Agreement provides for an accounts receivable-based credit facility.

The credit facility allows us to sell accounts receivable to Bay View Funding subject to a maximum amount equal to $1,500,000.  The purchase price for each purchased account is to equal the net invoice amount less Bay View Funding’s commission.  Bay View Funding is entitled to a factoring commission equal to 0.033% of the gross invoice amount of each purchased account receivable and an additional 0.033% for each day the account receivable remains outstanding and unpaid.

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

The Agreement had an initial term through April 30, 2009 with automatic six month extensions unless either party terminates the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. At all times Bay View Funding has the right to terminate the Agreement upon 30 days prior notice. In August 2009, we modified the Agreement to include a month-to-month term.

If we terminate the Agreement prior to the end of any renewal term, we will be subject to an early termination fee equal to Bay View Funding’s average monthly commission and/or deficiency charges for the preceding six month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the applicable renewal term.

Our obligations under the Agreement are secured by our accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations.

Trade Credit Facility

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, one of our former directors, is the Chief Executive Officer of Behavior Tech Computer Corp.  We did not make any purchases under this arrangement during the three months ended March 31, 2010 and 2009.  As of March 31, 2010, there were $4,264,000 in trade payables outstanding under this arrangement.  As of May 3, 2010, we were out of compliance with the payment terms of the agreement with BTC USA and we are in continued negotiations with BTC USA to satisfy our obligations on a basis that is acceptable to both parties.

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

Liquidity Impact of Consignment Inventory Model

We retain most risks of ownership of our consignment inventory.  These products remain our inventory until their sale by our customers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products.  The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products.  For the three months ended March 31, 2010 and 2009, no lower-of-cost-or-market adjustments were made.  In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory.  If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products.  In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products.  If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 16—Recent Accounting Pronouncements” of the notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I/OMAGIC CORPORATION

Dated: May 6, 2010	By:	/s/ TONY SHAHBAZ
Tony Shahbaz
Acting Chief Financial Officer
(principal financial and accounting officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002