Form 10-Q
period 2010-06-30
I/OMAGIC CORP
filed 2010-07-30
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of July 28, 2010, there were 4,540,292 shares of the issuer’s common stock issued and outstanding.

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

-i-

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$711,139	$445,675
Accounts receivable, net	116,463	654,582
Inventories	1,436,144	1,682,022
Prepaid and other current assets	66,652	197,404
Total current assets	2,330,398	2,979,683
Property and equipment, net	112,956	139,089
Other non-current assets	37,503	37,503
Total assets	$2,480,857	$3,156,275
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$206,510	$570,107
Accounts payable - related party	4,263,553	4,388,253
Capital lease obligations – current portion	-	13,704
Accrued mail-in rebates	500	4,375
Total current liabilities	4,470,563	4,976,439
Other Liabilities	9,703	9,703
Total liabilities	4,480,266	4,986,142
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(33,862,601)	(33,693,059)
Total stockholders’ deficit	(1,999,409)	(1,829,867)
Total liabilities and stockholders’ deficit	$2,480,857	$3,156,275

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$1,336,249	$3,200,832	$3,623,127	$5,590,097
Cost of sales	978,511	2,164,889	2,613,705	3,684,977
Gross profit	357,738	1,035,943	1,009,422	1,905,120
Operating expenses
Selling, marketing and advertising	95,273	177,444	225,418	361,222
General and administrative	432,489	592,642	926,042	1,336,985
Depreciation and amortization	13,050	13,188	26,133	26,634
Total operating expenses	540,812	783,274	1,177,593	1,724,841
Income (loss) from operations	(183,074)	252,669	(168,171)	180,279
Other income (expense)
Currency translation loss	—	(2,488)	—	(2,762)
Other, net	293	7,037	(571)	8,795
Total other income (expense)	293	4,549	(571)	6,033
Income (loss) before income taxes	(182,781)	257,218	(168,742)	186,312
Provision for income taxes	—	—	800	800
Net income (loss)	$(182,781)	$257,218	$(169,542)	$185,512
Basic and diluted net income (loss) per share	$(0.04)	$0.06	$(0.04)	$0.04
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(169,542)	$185,512
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,133	26,634
Allowance for doubtful accounts	-	(1,053)
Allowance for product returns	(66,412)	25,778
Reserve for sales incentives	3,118	17,348
Accrued point-of-sale rebates	(13,907)	(82,468)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(29,401)	(14,109)
Allowance for slow-moving and obsolete inventories	(2,509)	(260,824)
Stock-based compensation expense	-	14,970
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	644,721	198,033
Inventories	248,387	101,084
Prepaid and other current assets	130,752	21,551
Accounts payable and other accrued expenses	(363,597)	(331,097)
Accounts payable – related party	(124,700)	(119,705)
Deferred revenue	-	(26,400)
Capital leases	(13,704)	(29,823)
Accrued mail-in rebates	(3,875)	(23,080)
Net cash provided by (used in) operating activities	265,464	(297,649)
Net increase (decrease) in cash and cash equivalents	265,464	(297,649)
Cash and cash equivalents at beginning of period	445,675	425,495
Cash and cash equivalents at end of period	$711,139	$127,846
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $169,542 for the six months ended June 30, 2010, as compared to net income of $185,512 for the six months ended June 30, 2009. The Company generated net income of $407,156 for the year ended December 31, 2009 but incurred net losses for the years ended December 31, 2008 and 2007, of $4,252,412 and $4,752,974, respectively, and incurred net losses in each of the prior seven years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At June 30, 2010, the Company had cash and cash equivalents of $711,139. As of July 28, 2010, the Company had cash and cash equivalents of $843,505.

As of the date of filing of this report, the Company had serious liquidity concerns and may require additional financing in the foreseeable future. The Company presently may not have sufficient capital to fund its operations for the next twelve months or less.

The Company’s plans for correcting these deficiencies include the timely collection of existing accounts receivable, and sell-through of inventory currently in the Company’s sales channels. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if the Company is unable to successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may have insufficient liquidity and may require additional financing to sustain its operations.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2010, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The report of the Company’s independent registered public accounting firm dated March 19, 2010 contained in the Company’s financial statements as of and for the year ended December 31, 2009 includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

Critical Accounting Policies and Use of Estimates

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

The condensed consolidated financial statements include IOM Holdings, Inc.’s intercompany transactions and balances, which have been eliminated in consolidation. On February 26, 2009, Articles of Merger were filed with the State of Nevada to merge the Company’s wholly-owned subsidiary, IOM Holdings, Inc., with and into the Company.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of June 30, 2010 and December 31, 2009 consisted only of cash in the amount of $711,139 and $445,675, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, effective January 1, 2008. The adoption of ASC 820 had no impact on the Company’s accounting or disclosure as to its assets and liabilities at June 30, 2010, and did not materially affect the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2010. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

There were no changes in the Company’s valuation techniques during the three and six months ended June 30, 2010.

The Company is generally not exposed to changes in interest rates which could result in cash flow risks.

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented due to the short-term maturity of these assets and liabilities.

NOTE 4 – CONCENTRATION OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of June 30, 2010 and December 31, 2009, balances totaling $409,365 and $141,213, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

As of June 30, 2010, the Company had a retailer and two distributors that collectively represented 89.9% of gross accounts receivable. The amounts due from the retailer and two distributors were 44.4%, 35.5% and 10.0% of gross accounts receivable, respectively.

As of June 30, 2009, the Company had two distributors and two retailers that collectively represented 97.7% of gross accounts receivable. The amounts due from the distributors and retailers were 45.0%, 29.1%, 12.0% and 11.6% of gross accounts receivable, respectively.

As a result of the substantial amount and concentration of the Company’s accounts receivable, if any of its major distributors or retailers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company’s ability to make payments under its credit facility with Bay View Funding and which, in turn, could adversely affect the Company’s ability to borrow funds to pay its liabilities, purchase inventory and sustain its operations.

Retailers and Distributors

During the six months ended June 30, 2010, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92.1% of the Company’s net sales in the first six months of 2010. During the six months ended June 30, 2009, the Company’s most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 81.8% of the Company’s net sales in the first six months of 2009.

Related Parties

The Company did not purchase inventory from a related party during the three and six months ended June 30, 2010. As of June 30, 2010 and December 31, 2009, there were $4,263,553 and $4,388,253, respectively, in trade payables outstanding to BTC USA, an affiliate of Behavior Tech Computer Corp., which is a stockholder of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$637,308	$1,282,029
Less: Allowance for product returns	(239,291)	(305,703)
Reserve for sales incentives	(36,764)	(33,646)
Accrued point-of-sale rebates	(167,739)	(181,646)
Accrued market development funds, cooperative advertising costs and cross- dock fees	(77,051)	(106,452)
Total	$116,463	$654,582

NOTE 6 – INVENTORY

Inventory as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Component parts	$66,012	$48,176
Finished goods—warehouse	445,436	696,496
Finished goods—consigned	932,834	947,997
	1,444,282	1,692,669
Less: Allowance for obsolete and slow–moving inventory	(8,138)	(10,647)
Total	$1,436,144	$1,682,022

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Computer equipment and software	$276,598	$979,623
Warehouse equipment	112,343	138,065
Office furniture and equipment	191,338	281,155
Vehicles	68,035	74,742
Leasehold improvements	104,521	106,633
	752,835	1,580,218
Less: Accumulated depreciation	(639,879)	(1,441,129)
Total	$112,956	$139,089

For the three and six months ended June 30, 2010 and 2009, depreciation and amortization expense was $13,050 and $26,133 and $13,188 and $26,634, respectively.

The Company adjusted its fixed assets at June 30, 2010 to reflect fully depreciated assets that have been abandoned or are no longer used. These adjustments resulted in reducing the December 31, 2009 balances by $827,383 as indicated above. There were no additions to fixed assets during the three and six months ended June 30, 2010.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2010 and December 31, 2009, consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Trade accounts payable	$111,632	$365,074
Accrued compensation and related benefits	81,927	144,627
Other	12,951	60,406
Total	$206,510	$570,107

NOTE 10 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, a former director of the Company, is the Chief Executive Officer of Behavior Tech Computer Corp. The Company made no purchases under this arrangement during the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, there were $4,263,553 and $4,388,253, respectively, in trade payables outstanding under this arrangement. On July 20, 2010, the Company agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  The Company and BTC USA are to reach agreement on the repayment schedule for the balance of the amount owed on or before September 1, 2011.

BTC USA provided the Company with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. The Company believes that these terms were substantially better terms than it could likely obtain from other subcontract manufacturers or suppliers. The Company does not currently utilize this trade credit facility as BTC USA is either not able to supply certain products the Company currently sells, or in some cases, the Company is able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC USA, it is highly unlikely that the Company will be able to obtain additional inventory supplies from BTC USA unless, and at least until, its trade payables owed to BTC USA are repaid. Even if the Company is able to repay its trade payables owed to BTC USA, the Company may be unable to obtain additional inventory supplies from BTC USA on the same terms as before, on satisfactory terms, or at all.

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

NOTE 12 – STOCK-BASED COMPENSATION

The Company has a 2002 Stock Option Plan and a 2003 Stock Option Plan, which are collectively referred to as the “Plans.”  The total number of shares of the Company’s common stock authorized for issuance under the 2002 Stock Option Plan and the 2003 Stock Option Plan are 133,334, and 400,000, respectively.

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

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of June 30, 2010 were as follows (unaudited):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding	133,300	$2.77	0.30	$	−
Expected to vest	133,300	$2.77	0.30	$	−
Exercisable	133,300	$2.77	0.30	$	−

__________
(1)  Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the six months ended June 30, 2010 and 2009. No cash was received from the exercise of stock options for the six months ended June 30, 2010 and 2009. As of June 30, 2010, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.

Share-based compensation expense was $0 and $14,970 for the six months ended June 30, 2010 and 2009, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of goods sold or operating expenses, depending on the job function of the employee.

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

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. ASC 740 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of June 30, 2010 and December 31, 2009, the valuation allowance for deferred tax assets totaled approximately $16,399,000 and $16,376,000, respectively. For the six months ended June 30, 2010 and June 30, 2009, the net change in the valuation allowance was an increase of approximately $23,000 and a decrease of approximately $76,000, respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,434,000 and $27,617,000, respectively, that expire through 2029 and 2019, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had no accrual for the payment of interest and penalties.

NOTE 14 – SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company’s headquarters in the United States. All sales for the six months ended June 30, 2010 were in the United States.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued ASC 605-25, Revenue Recognition – Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence, and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be adopted early as of the beginning of an annual period. The adoption of this statement did not have a material effect on the Company’s financial statements and results of operations.

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

In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for the Company’s second quarter of fiscal year 2010. The adoption of ASU No. 2009-05 did not have a material impact on the Company’s consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (VOE) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed. The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends ASC Subtopic 855-10, Subsequent Events – Overall. ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on the Company's consolidated financial statements.

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

NOTE 16 – INCOME (LOSS) PER COMMON SHARE

The Company computes basic income (loss) per common share using net income (loss) and the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common shares is computed using net income (loss) and the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

The following table sets forth the changes to the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) available to shareholders	$(182,781)	$257,218	$(169,542)	$185,512
Basic income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Basic income (loss) per share	$(0.04)	$0.06	$(0.04)	$0.04
Diluted income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Effective of dilutive stock options*	-	-	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Diluted income (loss) per share	$(0.04)	$0.06	$(0.04)	$0.04

_______________
*           Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be anti-dilutive. Additionally, potentially dilutive securities are excluded from the computation of income (loss) per share in periods in which a net loss is reported as their effect would be anti-dilutive. Thus, both basic and diluted weighted-average shares outstanding are the same in all periods presented.

NOTE 17 – SUBSEQUENT EVENT

On July 20, 2010, the Company agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  The Company and BTC USA are to reach agreement on the repayment schedule for the balance of the amount owed on or before September 1, 2011. See Note 10—Accounts Payable – Related Party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and financial resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.

Overview

Business Overview

We sell data storage products and other consumer electronics products. Our data storage products collectively accounted for approximately 99% of our net sales for the first six months of 2010 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first six months of 2010.

Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. We had no sales outside the United States in the first six months of 2010. During the first six months of 2010, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92.1% of our net sales for the first six months of 2010, or 64.4%, 14.8% and 12.9%, respectively. During the first six months of 2009, our most significant distributor and retailer were Tech Data and Staples. Collectively, this distributor and retailer accounted for 81.8% of our net sales for the first six months of 2009, or 41.9% and 39.9%, respectively.

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

Liquidity Overview

As of July 28, 2010, we had $843,505 of cash and cash equivalents and a substantial working capital deficit. Accordingly, we are presently experiencing a lack of liquidity and may have insufficient capital to fund our operations for the next twelve months or less. These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; accounts receivable and allowance for doubtful accounts; and product returns. These significant accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

●	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (Unaudited)

	Three Months Ended June 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
		(in thousands)

Net sales	$1,336	$3,201	$(1,865)	(58.3)%	100.0%	100.0%
Cost of sales	978	2,165	1,187	54.8%	73.2%	67.6%
Gross profit	358	1,036	(678)	(65.4)%	26.8%	32.4%
Selling, marketing and advertising expenses	95	177	82	46.3%	7.1%	5.5%
General and administrative expenses	433	593	160	27.0%	32.4%	18.5%
Depreciation and amortization	13	13	—	—%	1.0%	0.4%
Operating income (loss)	(183)	253	(436)	(172.3)%	13.7%	7.9%
Other income	—	4	(4)	(100.0)%	—%	0.1%
Income (loss) from operations before income taxes	(183)	257	(440)	(171.2)%	13.7%	8.0%
Net income (loss)	$(183)	$257	$(440)	(171.2)%	13.7%	8.0%

Net Sales. Net sales decreased by $1,865,000, or 58%, to $1,336,000 in the second quarter of 2010 as compared to $3,201,000 in the second quarter of 2009. The decrease in our net sales was primarily caused by a $1,811,000, or 59%, decrease in sales of our optical data storage products. Sales of our optical data storage products totaled $1,280,000, or 96% of our net sales for the second quarter of 2010, as compared to $3,091,000, or 97% of our net sales for the second quarter of 2009. Sales of our magnetic data storage products totaled $55,000, or 4% of our net sales for the second quarter of 2010, as compared to $107,000, or 3% of our net sales for the second quarter of 2009.  Sales of our other consumer electronics products decreased by $2,000, or 71%, for the second quarter of 2010 as compared to the second quarter of 2009.  The average unit net sales price of our optical drives for the second quarter of 2010 decreased by 7% to $55.49 compared to $59.85 for the second quarter of 2009. We sold approximately 23,000 optical data storage units in the second quarter of 2010 as compared to approximately 52,000 units in the second quarter of 2009, representing a decrease of approximately 56%.

Our overall product return rate was 11.3% in the second quarter of 2010 compared to 12.6% in the second quarter of 2009, while our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased to 6%, all of which were offset against gross sales, in the second quarter of 2010, as compared to 9% in the second quarter of 2009. The decrease in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from ineffective sales incentives associated with our optical data storage products in the second quarter of 2010 as compared to the second quarter of 2009.

Gross Profit. Gross profit decreased by $678,000, or 65%, to $358,000 in the second quarter of 2010 as compared to gross profit of $1,036,000 in the second quarter of 2009. The decrease in gross profit primarily resulted from decreased net sales and also resulted from decreased operating margins on our optical data storage products due to lower average unit net sales prices as well as changes in our product mix that shifted sales to products with higher material costs. Our gross profit margin as a percentage of net sales decreased to 27% in the second quarter of 2010 as compared 32% in the second quarter of 2009 as a result of lower average unit net sales prices as well as changes in our product mix that shifted sales to products with higher material costs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $82,000, or 46%, to $95,000 in the second quarter of 2010 as compared to $177,000 in the second quarter of 2009. This decrease was primarily due to decreases of $44,000 in shipping and handling costs which resulted from reduced sales, $19,000 in personnel costs, $14,000 in outside commissions, $4,000 in sales expenses and $1,000 in travel and entertainment expenses.

General and Administrative Expenses. General and administrative expenses decreased by $160,000, or 27%, to $433,000 in the second quarter of 2010 as compared to $593,000 in the second quarter of 2009. This decrease was primarily due to decreases of $41,000 in audit fees, $40,000 in legal fees, $32,000 in facilities costs, $32,000 in finance and bank charges, $11,000 in outside services costs, $7,000 in insurance costs, $6,000 in travel and entertainment expenses, $3,000 in financial relations expenses, $1,000 in supplies expenses and $1,000 in system support expenses, all of which were partially offset by increases of $6,000 in personnel costs, $5,000 in bad debt expense and $3,000 in bank charges.

Depreciation and Amortization. Depreciation and amortization remained the same for both periods.

Net Interest Expense. Net interest expense remained the same for each period as financing charges related to our credit facility with Bay View Funding are included in general and administrative expenses.

Other Income. Other income decreased by $4,000, or 100%, in the second quarter of 2010 as compared to the first six months of 2009 primarily as a result of miscellaneous income recognized in the second quarter of 2009 that did not recur in the same period in 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 (Unaudited)

	Six Months Ended June 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
		(in thousands)

Net sales	$3,623	$5,590	$(1,967)	(35.2)%	100.0%	100.0%
Cost of sales	2,614	3,685	1,071	29.1%	72.2%	65.9%
Gross profit	1,009	1,905	(896)	(47.0)%	27.8%	34.1%
Selling, marketing and advertising expenses	225	361	136	37.7%	6.2%	6.5%
General and administrative expenses	926	1,337	411	30.7%	25.6%	23.9%
Depreciation and amortization	26	27	1	3.7%	0.7%	0.5%
Operating income (loss)	(168)	180	(348)	(193.3)%	4.6%	3.2%
Net interest expense	—	—	—	—%	—%	—%
Other income	—	6	(6)	100.0%	—%	—%
Income (loss) from operations before income taxes	(168)	186	(354)	(190.3)%	4.6%	3.3%
Income tax provision	1	1	—	—%	—%	—%
Net income (loss)	$(169)	$185	$(354)	(191.4)%	4.7%	3.3%

Net Sales.  Net sales decreased by $1,967,000, or 35%, to $3,623,000 in the first six months of 2010 as compared to $5,590,000 in the first six months of 2009. The decrease in our net sales was primarily caused by a decrease of $1,657,000, or 32%, in sales of our optical data storage products. Sales of our optical data storage products totaled $3,469,000, or 96% of our net sales for the first six months of 2010 as compared to $5,126,000, or 92% of our net sales in the first six months of 2009. Also, sales of our magnetic data storage products decreased by $309,000, or 67%, to $153,000, or 4% of net sales for the first six months of 2010, as compared to $462,000, or 8% of net sales, for the first six months of 2009.  Sales of our other consumer electronics products decreased by $1,000, or 31%, for the first six months of 2010 as compared to the same period in 2009.  However, the average unit net sales price of our optical drives for the first six months of 2010 increased by 3% to $62.99 compared to $61.40 for the first six months of 2009 but our net units sold decreased by 40% from the first six months of 2009 to the first six months of 2010.

Our overall product return rate was 10.1% in the first six months of 2010 as compared to 14.4% in the first six months of 2009. The decrease in our overall product return rate resulted from a decrease in returns of our optical data storage products during the first six months of 2010 as compared to the first six months of 2009. Our sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, remained relatively constant at 8.8%, all of which were offset against gross sales, in the first six months of 2010, as compared to 8.5% in the first six months of 2009.

Gross Profit. Gross profit decreased by $896,000, or 47%, to $1,009,000 in the first six months of 2010 as compared to gross profit of $1,905,000 in the first six months of 2009. The decrease in gross profit primarily resulted from lower sales and decreased operating margins on our optical data storage products. Our gross profit margin as a percentage of net sales decreased to 28% in the first six months of 2010 as compared to gross profit margin of 34% in the first six months of 2009, as a result of decreased market demand that shifted sales to products with higher material costs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $136,000, or 38%, to $225,000 in the first six months of 2010 as compared to $361,000 in the first six months of 2009. This decrease was primarily due to decreases of $63,000 in shipping and handling costs related to lower sales volumes, $42,000 in personnel costs, $24,000 in outside commissions, $11,000 in sales expenses and $1,000 in travel and entertainment expenses, all of which were partially offset by increases of $4,000 in trade show expenses and $1,000 in supplies.

General and Administrative Expenses. General and administrative expenses decreased by $411,000, or 31%, to $926,000 in the first six months of 2010 as compared to $1,337,000 in the first six months of 2009. This decrease was primarily due to decreases of $113,000 in legal fees, $82,000 in finance charges, $77,000 in audit fees, $76,000 in facilities costs, $27,000 in insurance costs, $19,000 in outside services, $13,000 in travel and entertainment expenses, $7,000 in supplies, $5,000 in personnel costs, $3,000 in product design expenses, and $2,000 in financial relations expenses, all of which were partially offset by increases of $6,000 in bank charges, $6,000 in bad debt expense, and $1,000 in system support.

Depreciation and Amortization. Depreciation and amortization expense decreased in the first six months of 2010 as compared to the first six months of 2009 as a result of some assets becoming fully depreciated during the first six months of 2009.

Net Interest Expense. Net interest expense remained the same as financing charges related to our credit facility with Bay View Funding are included in general and administrative expenses.

Other Income. Other income decreased by $6,000, or 100%, in the first six months of 2010 as compared to the first six months of 2009 primarily as a result of miscellaneous income recognized in the first six months of 2009 that did not recur in the same period in 2010.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been cash provided by operations and borrowings under our credit facilities. Our principal uses of cash have been to provide working capital to finance our operations and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future. As of June 30, 2010, we had a working capital deficit of $2,140,000, an accumulated deficit of $33,863,000, cash and cash equivalents of $711,000 and net accounts receivable of $116,000. This compares to a working capital deficit of $1,997,000, an accumulated deficit of $33,693,000, cash and cash equivalents of $446,000 and net accounts receivable of $655,000 as of December 31, 2009. For the six months ended June 30, 2010, our cash and cash equivalents increased by $265,000.

As of July 28, 2010, we had approximately $843,505 of cash and cash equivalents and we continue to experience a lack of liquidity and may have insufficient liquidity to fund our operations for the next twelve months or less.

Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (unaudited):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$265,464	$(297,649)
Net increase (decrease) in cash and cash equivalents	$265,464	$(297,649)

Cash provided by operating activities. The $265,000 in cash provided by our operating activities for the six months ended June 30, 2010, including when compared to the same period in 2009, does not accurately reflect the underlying weakness we experienced in our business during 2010 caused by decreased demand for our products.

Our business activity continued to weaken in the second quarter of 2010 as demand for our products continued to decline.  Although our average unit net sales price increased in the first six months of 2010 as compared to the same period in 2009, our average unit net sales price decreased in the second quarter of 2010 as compared to the same period in 2009, and we anticipate that additional promotions and sales incentives will be necessary to increase sales for the second half of 2010.  The $265,000 in cash provided by our operating activities in the first six months of 2010 was generated in large part from collections of accounts receivable and the continued effects of our operational initiatives to improve inventory management, reduce overall inventory levels and reduce operating costs. Also, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made no payments to our related party supplier in 2010. As of June 30, 2010, we owed the related party $4,263,553. The $124,700 reduction from the $4,388,253 owed to the related party as of December 31, 2009 arose solely due to offsets from products we returned to the related party in 2010.  See “—Trade Credit Facility” below.

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

Credit Facility — BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, one of our former directors, is the Chief Executive Officer of Behavior Tech Computer Corp. We did not make any purchases under this arrangement during the six months ended June 30, 2010 and 2009. As of June 30, 2010, there were $4,263,553 in trade payables outstanding under this arrangement. On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  I/OMagic and BTC USA are to reach agreement on the repayment schedule for the balance of the amount owed on or before September 1, 2011.

BTC USA provided us with significantly preferential trade credit terms. These terms included extended payment terms, substantial trade lines of credit and other preferential buying arrangements. We believe that these terms were substantially better terms than we could likely obtain from other subcontract manufacturers or suppliers. We do not currently utilize this trade credit facility as BTC USA is either not able to supply certain products we currently sell, or in some cases, we are able to source certain products at better prices directly from other third-party manufacturers. Additionally, due to substantial outstanding obligations owed to BTC USA, it is highly unlikely that we will be able to obtain additional inventory supplies from BTC USA unless, and at least until, our trade payables owed to BTC USA are repaid.  Even if we are able to repay our trade payables owed to BTC USA, we may be unable to obtain additional inventory supplies from BTC USA on the same terms as before, on satisfactory terms, or at all.

Liquidity Impact of Consignment Inventory Model

We retain most risks of ownership of our consignment inventory. These products remain our inventory until their sale by our customers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the three and six months ended June 30, 2010 and 2009, no lower-of-cost-or-market adjustments were made. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 15—Recent Accounting Pronouncements” of the notes to condensed consolidated financial statements contained elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

I/OMAGIC CORPORATION

Dated: July 30, 2010	By:	/s/ TONY SHAHBAZ
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