Form 10-Q
period 2010-09-30
I/OMAGIC CORP
filed 2010-11-10
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-27267

I/OMAGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0773180 (I.R.S. Employer Identification No.)

4 Marconi, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 9, 2010, there were 4,540,292 shares of the issuer’s common stock issued and outstanding.

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

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Exhibits Filed with this Report

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$707,310	$445,675
Accounts receivable, net	163,393	654,582
Inventories, net	1,278,150	1,682,022
Prepaid and other current assets	55,477	197,404
Total current assets	2,204,330	2,979,683
Property and equipment, net	100,079	139,089
Other non-current assets	39,002	37,503
Total assets	$2,343,411	$3,156,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$222,676	$570,107
Accounts payable – related party	60,000	4,388,253
Capital lease obligations – current portion	-	13,704
Accrued mail-in rebates	890	4,375
Total current liabilities	283,566	4,976,439
Long-term liabilities
Accounts payable – related party	4,148,553	-
Sub-lease deposit	9,703	9,703
Total long-term liabilities	4,158,256	9,703
Total liabilities	4,441,822	4,986,142
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(33,961,603)	(33,693,059)
Total stockholders’ deficit	(2,098,411)	(1,829,867)
Total liabilities and stockholders’ deficit	$2,343,411	$3,156,275

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,311,459	$2,341,777	$4,934,586	$7,931,873
Cost of sales	841,019	1,653,235	3,454,724	5,338,211
Gross profit	470,440	688,542	1,479,862	2,593,662
Operating expenses
Selling, marketing and advertising	94,124	153,951	319,542	515,173
General and administrative	462,437	461,985	1,388,480	1,798,970
Depreciation and amortization	12,877	13,003	39,010	39,637
Total operating expenses	569,438	628,939	1,747,032	2,353,780
Income (loss) from operations	(98,998)	59,603	(267,170)	239,882
Other income (expense)
Interest expense	—	(1,169)	—	(1,169)
Currency transaction loss	—	—	—	(2,762)
Other income	(4)	216	(574)	9,012
Total other income (expense)	(4)	(953)	(267,744)	5,081
Income (loss) before provision for income taxes	(99,002)	58,650	(267,744)	244,963
Provision for income taxes	—	—	800	800
Net income (loss)	$(99,002)	$58,650	$(268,544)	$244,163
Basic and diluted income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.05
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292

See accompanying notes to these condensed consolidated financial statements.

I/OMAGIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(268,544)	$244,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,010	39,637
Allowance for doubtful accounts	—	(1,053)
Allowance for product returns	(220,044)	39,945
Reserves for sales incentives	3,118	27,399
Accrued point-of-sale rebates	79,163	(156,898)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(48,520)	(33,418)
Allowance for obsolete inventory	18,353	(245,824)
Share-based compensation expense	—	16,084
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	677,472	721,122
Inventory	385,519	241,673
Prepaid expenses and other current assets	141,927	26,716
Other assets	(1,499)	(2,500)
Accounts payable, accrued expenses and other	(347,431)	(543,656)
Accounts payable - related party	(179,700)	(66,385)
Deferred revenue	—	(26,400)
Sub-lease deposit	—	9,703
Capital leases	(13,704)	(43,242)
Accrued mail-in rebates	(3,485)	(21,865)
Net cash provided by operating activities	261,635	225,201
Net increase in cash and cash equivalents	261,635	225,201
Cash and cash equivalents at beginning of period	445,675	425,495
Cash and cash equivalents at end of period	$707,310	$650,696
Supplemental disclosures of cash flow information:
Interest paid	$—	$1,169
Income taxes paid	$800	$800

See accompanying notes to these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND BUSINESS

Nature of Business

I/OMagic Corporation, a Nevada corporation (“I/OMagic” or the “Company”), develops, manufactures through subcontractors or obtains from suppliers, and markets and sells data storage products and other consumer electronics products. The Company sells its products in the United States and Canada to distributors and retailers.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $268,544 for the nine months ended September 30, 2010, as compared to net income of $244,163 for the nine months ended September 30, 2009. The Company generated net income of $407,156 for the year ended December 31, 2009 but incurred net losses for the years ended December 31, 2008 and 2007, of $4,252,412 and $4,752,974, respectively, and incurred net losses in each of the prior seven years.

At September 30, 2010, the Company had cash and cash equivalents of $707,310. As of November 8, 2010, the Company had cash and cash equivalents of $696,246. As of those dates, the Company also had significant long-term liabilities.  The Company may have insufficient capital to fund its operations for the next twelve months or less. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s independent registered public accounting firm has issued a report expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans for improving its financial condition include ongoing efforts to bring new products to market and explore other products with its customers, subcontract manufacturers and suppliers to sell through its sales channels, further negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company’s sales channels. If the Company’s capital requirements or cash flow vary materially from its current projections, if the Company is unable to further successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if the Company is unable to timely collect its accounts receivable or unable to sell-through inventory currently in its sales channels as anticipated, or if unforeseen circumstances occur, the Company may have insufficient liquidity and may require additional financing to sustain its operations. In addition, if the Company is unable to bring successful new products to market soon, the Company may be forced to substantially curtail its operations.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2010, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of September 30, 2010 and December 31, 2009 consisted only of cash in the amount of $707,310 and $445,675, respectively.

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

The Company adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, effective January 1, 2008. The adoption of ASC 820 had no impact on the Company’s accounting or disclosure as to its assets and liabilities at September 30, 2010, and did not materially affect the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2010. The Company will continue to make an evaluation of the fair value of its assets and liabilities as of the end of each future reporting period.

There were no changes in the Company’s valuation techniques during the three and nine months ended September 30, 2010.

The Company is generally not exposed to changes in interest rates which could result in cash flow risks.

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented due to the short-term maturity of these assets and liabilities.

NOTE 4 – CONCENTRATION OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution. As of September 30, 2010 and December 31, 2009, balances totaling $422,851 and $141,213, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

As of September 30, 2010, the Company had a retailer and two distributors that collectively represented 94.2% of gross accounts receivable. The amounts due from the retailer and two distributors were 49.0%, 25.1% and 20.1% of gross accounts receivable, respectively.

As of September 30, 2009, the Company had a retailer and two distributors that collectively represented 87.4% of gross accounts receivable. The amounts due from the retailer and two distributors were 44.4%, 24.6%, and 18.4% of gross accounts receivable, respectively.

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

Retailers and Distributors

During the nine months ended September 30, 2010, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92.3% of the Company’s net sales in the first nine months of 2010. During the nine months ended September 30, 2009, the Company’s most significant retailer and distributors were Staples, D&H Distributing and Tech Data. Collectively, this retailer and these distributors accounted for 86.7% of the Company’s net sales in the first nine months of 2009.

Related Parties

The Company did not purchase inventory from a related party during the three and nine months ended September 30, 2010. As of September 30, 2010 and December 31, 2009, there were $4,208,553 and $4,388,253, respectively, in trade payables outstanding to BTC USA, an affiliate of Behavior Tech Computer Corp., which is a stockholder of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$604,557	$1,282,029
Less: Allowance for product returns	(85,659)	(305,703)
Reserves for sales incentives	(36,764)	(33,646)
Accrued point-of-sale rebates	(260,809)	(181,646)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(57,932)	(106,452)
Total	$163,393	$654,582

NOTE 6 – INVENTORY

Inventory as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Component parts	$78,835	$48,176
Finished goods—warehouse	392,108	696,496
Finished goods—consigned	836,207	947,997
	1,307,150	1,692,669
Less: Allowance for obsolete inventory	(29,000)	(10,647)
Total	$1,278,150	$1,682,022

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Computer equipment and software	$276,598	$979,623
Warehouse equipment	112,343	138,065
Office furniture and equipment	191,338	281,155
Vehicles	68,035	74,742
Leasehold improvements	104,521	106,633
	752,835	1,580,218
Less:Accumulated depreciation	(652,756)	(1,441,129)
Total	$100,079	$139,089

For the three months ended September 30, 2010 and 2009, depreciation and amortization expense was $12,877 and $13,033, respectively. For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense was $39,010 and $39,637, respectively.

The Company adjusted its fixed assets at June 30, 2010 to reflect fully depreciated assets that had been abandoned or are no longer used. These adjustments resulted in reducing the December 31, 2009 balances by $827,383 as indicated above. There were no additions to fixed assets during the three and nine months ended September 30, 2010.

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

The Agreement had an initial term through April 30, 2009 with automatic six month extensions unless either party terminated the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term. In August 2009, the Company modified the Agreement to include a month-to-month term. At all times Lender has the right to terminate the Agreement upon 30 days prior notice.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Trade accounts payable	$130,338	$365,074
Accrued compensation and related benefits	76,664	144,627
Other	15,674	60,406
Total	$222,676	$570,107

NOTE 10 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is a former director of the Company. The Company made no purchases under this arrangement during the nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, there were $4,208,553 and $4,388,253, respectively, in trade payables outstanding under this arrangement. On July 20, 2010, the Company agreed to make a one-time payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  In accordance with the repayment schedule, the Company classified the payments due within one year as a current liability and the balance due in excess of one year as a long-term liability on its balance sheet. The Company and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Capital Lease Obligations

The Company entered into various lease agreements during 2007 to acquire certain equipment. The lease agreements expired during the first quarter of 2010 and the Company exercised its right to purchase the equipment for the amounts provided in the lease agreements.

Other Contractual Obligations

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See “Note 12—Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Agreements

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC which provides for an accounts receivable-based credit facility. There was no outstanding balance owed to Rexford Funding, LLC as of September 30, 2010. See Note 8—Credit Facility.

Service Agreements

The Company periodically enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified. These expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

The weighted-average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plans as of September 30, 2010 were as follows (unaudited):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding	9,300	$3.50	3.5	$	−
Expected to vest	9,300	$3.50	3.5	$	−
Exercisable	9,300	$3.50	3.5	$	−

(1) Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options granted during the nine months ended September 30, 2010 and 2009. No cash was received from the exercise of stock options for the nine months ended September 30, 2010 and 2009. As of September 30, 2010, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.

Share-based compensation expense was $0 and $16,084 for the nine months ended September 30, 2010 and 2009, respectively. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

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

ASC 740, Income Taxes, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. ASC 740 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of September 30, 2010 and December 31, 2009, the valuation allowance for deferred tax assets totaled approximately $16,329,000 and $16,376,000, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the net change in the valuation allowance was a decrease of approximately $47,000 and a decrease of approximately $100,000, respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $39,486,000 and $28,669,000, respectively, that expire through 2029 and 2019, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the change in ownership.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had no accrual for the payment of interest and penalties.

NOTE 14 – SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company’s headquarters in the United States. All sales for the nine months ended September 30, 2010 were in the United States.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends ASC Subtopic 855-10, Subsequent Events – Overall. ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the changes to the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) available to shareholders	$(99,002)	$58,650	$(268,544)	$244,163
Basic income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Basic income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.05
Diluted income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Effective of dilutive stock options*	-	-	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Diluted income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.05

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the data storage and digital entertainment industries and our expectations regarding our future performance, liquidity and financial resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.

Overview

Business Overview

We sell data storage products and other consumer electronics products. Our data storage products collectively accounted for approximately 99% of our net sales for the first nine months of 2010 and our other consumer electronics products collectively accounted for approximately 1% of our net sales in the first nine months of 2010.

Our data storage products consist of a range of products that store traditional personal computer data as well as movies, music, photos, video games and other multi-media content. Our other consumer electronics products consist of a range of products that focus on digital movies, music and photos.

We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers. Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States. We had no sales outside the United States in the first nine months of 2010. During the first nine months of 2010, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92.3% of our net sales for the first nine months of 2010, or 64.1%, 15.3% and 12.9%, respectively. During the first nine months of 2009, our most significant retailer and distributors were Staples, D&H Distributing and Tech Data. Collectively, this retailer and these distributors accounted for 86.7% of our net sales for the first nine months of 2009, or 45.7%, 31.8% and 9.2%, respectively.

We market our products primarily under our I/OMagic® brand name, but from time to time, we also market products under our Digital Research Technologies® and Hi-Val® brand names. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

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

Liquidity Overview

As of November 8, 2010, we had $696,246 of cash and cash equivalents and significant long-term liabilities.  We may have insufficient capital to fund our operations for the next twelve months or less.  These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.

Our plans for improving our financial condition include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. If our capital requirements or cash flow vary materially from our current projections, if we are unable to further successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may have insufficient liquidity and may require additional financing to sustain our operations. In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations. See “—Liquidity and Capital Resources” below.

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

•	The first two data columns in each table show the dollar results for each period presented.

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

•	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (Unaudited)

	Three Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable		Results as a Percentage of Net Sales
	2010	2009	(Unfavorable)	(Unfavorable)		2010		2009
	(in thousands)
Net sales	$1,311	$2,342	$(1,031)	(44.0%	)	100.0%		100.0%
Cost of sales	841	1,653	812	49.1%		64.1%		70.6%
Gross profit	470	689	(219)	(31.8%	)	35.9%		29.4%
Selling, marketing and advertising expenses	94	154	60	39.0%		7.2%		6.6%
General and administrative expenses	462	462	—	—%		35.2%		19.7%
Depreciation and amortization	13	13	—	—%		1.0%		0.6%
Operating income (loss)	(99)	60	(159)	(265.0%	)	(7.6%	)	2.6%
Other income (expense)	—	(1)	1	(100.0%	)	—%		—%
Net income (loss)	$(99)	$59	$(158)	(267.8%	)	(7.6%	)	2.5%

Net Sales. Net sales decreased by $1,031,000, or 44%, to $1,311,000 in the third quarter of 2010 as compared to $2,342,000 in the third quarter of 2009. The decrease in our net sales was primarily caused by a $955,000, or 43%, decrease in sales of our optical data storage products. Sales of our optical data storage products totaled $1,249,000, or 95% of our net sales for the third quarter of 2010, as compared to $2,204,000, or 94% of our net sales for the third quarter of 2009. Sales of our magnetic data storage products totaled $60,000, or 4% of our net sales for the third quarter of 2010, as compared to $137,000, or 6% of our net sales for the third quarter of 2009.  Sales of our other consumer electronics products totaled $3,000, or 1% of our net sales for the third quarter of 2010 as compared to $1,000, or 1% of our net sales for the third quarter of 2009.

The average unit net sales price of our optical data storage products for the third quarter of 2010 increased by 4% to $58.48 compared to $56.27 for the third quarter of 2009. We sold approximately 21,000 optical data storage units in the third quarter of 2010 as compared to approximately 39,000 units in the third quarter of 2009, representing a decrease of approximately 46%.

Our overall product return rate was 2.8% in the third quarter of 2010 compared to 13.7% in the third quarter of 2009.  The decrease in our overall product return rate resulted from a decrease in returns of our optical data storage products during the third quarter of 2010 as compared to the third quarter of 2009.

Our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 10%, all of which were offset against gross sales, in the third quarter of 2010, as compared to 7% in the third quarter of 2009. The increase in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from point-of-sale rebates associated with our optical data storage products in the third quarter of 2010 as compared to the third quarter of 2009.  We believe that our overall strategy for stimulating sales through sales incentives has not been effective and we are reviewing our promotions strategy to increase sales.

Gross Profit. Gross profit decreased by $219,000, or 32%, to $470,000 in the third quarter of 2010 as compared to gross profit of $689,000 in the third quarter of 2009. The decrease in gross profit primarily resulted from decreased net sales but was partially offset by increased operating margins on our optical data storage products due to higher average unit net sales prices as well as changes in our product mix that shifted sales to products with lower material costs. Our gross profit margin as a percentage of net sales increased to 36% in the third quarter of 2010 as compared 29% in the third quarter of 2009 as a result of higher average unit net sales prices as well as changes in our product mix that shifted sales to products with lower material costs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $60,000, or 39%, to $94,000 in the third quarter of 2010 as compared to $154,000 in the third quarter of 2009. This decrease was primarily due to decreases of $37,000 in shipping and handling costs which resulted from reduced sales, $21,000 in outside commissions related to lower sales, $8,000 in trade shows expenses, $1,000 in sales expenses, $1,000 in customer refunds, $1,000 in supplies, $1,000 in support services and $1,000 in sales expenses, all of which were partially offset by increases of $10,000 in personnel costs, and $1,000 in travel and entertainment expenses.

General and Administrative Expenses. General and administrative expenses remained the same for both periods. However, there were decreases of $10,000 in facilities costs, $6,000 in finance charges, $3,000 in taxes, $3,000 in insurance costs, $2,000 in audit fees, $2,000 in outside services costs and $1,000 in bank charges, all of which were offset by increases of $10,000 in rent, $9,000 in personnel costs, $2,000 in supplies expenses, $2,000 in legal fees, $2,000 in system support expenses, $1,000 in travel and entertainment expenses and $1,000 in miscellaneous expenses.

Depreciation and Amortization. Depreciation and amortization remained the same for both periods.

Net Interest Expense. There was no interest expense for either period as financing charges related to our credit facility with Bay View Funding are included in general and administrative expenses.

Other Income. Other income decreased by $1,000, or 100%, in the third quarter of 2010 as compared to the third quarter of 2009 primarily as a result of miscellaneous income recognized in the third quarter of 2009 that did not recur in the same period in 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 (Unaudited)

	Nine Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable		Results as a Percentage of Net Sales
	2010	2009	(Unfavorable)	(Unfavorable)		2010		2009
	(in thousands)
Net sales	$4,935	$7,932	$(2,997)	(37.8%	)	100.0%		100.0%
Cost of sales	3,455	5,338	1,883	35.3%		70.0%		67.3%
Gross profit	1,480	2,594	(1,114)	(42.9%	)	30.0%		32.7%
Selling, marketing and advertising expenses	320	515	195	37.9%		6.5%		6.5%
General and administrative expenses	1,388	1,799	411	22.8%		28.1%		22.7%
Depreciation and amortization	39	40	1	2.5%		0.8%		0.5%
Operating income (loss)	(267)	240	(507)	(211.3%	)	(5.4%	)	3.0%
Net interest expense	—	(1)	1	100.0%		—%		—
Other income (expense)	(1)	6	(7)	116.7%		—%		0.1%
Income (loss) from operations before income taxes	(268)	245	(513)	(209.4%	)	(5.4%	)	3.1%
Income tax provision	1	1	—	—%		—%		—%
Net income (loss)	$(269)	$244	$(513)	(210.2%	)	(5.5%	)	3.1%

Net Sales.  Net sales decreased by $2,997,000, or 38%, to $4,935,000 in the first nine months of 2010 as compared to $7,932,000 in the first nine months of 2009. The decrease in our net sales was primarily caused by a decrease of $2,609,000, or 36%, in sales of our optical data storage products. Sales of our optical data storage products totaled $4,717,000, or 96% of our net sales for the first nine months of 2010 as compared to $7,326,000, or 92% of our net sales in the first nine months of 2009. Also, sales of our magnetic data storage products decreased by $390,000, or 65%, to $212,000, or 4% of our net sales for the first nine months of 2010, as compared to $602,000, or 8% of our net sales, for the first nine months of 2009.  Sales of our other consumer electronics products totaled $5,000, or 1% of our net sales for first nine months of 2010 as compared to $6,000, or 1% of our net sales for the first nine months of 2009.

The average unit net sales price of our optical data storage products for the first nine months of 2010 increased by 10% to $61.73 compared to $56.06 for the first nine months of 2009.  We sold approximately 76,000 optical data storage units in the first nine months of 2010 as compared to approximately 131,000 units in the first nine months of 2009, representing a decrease of approximately 42%.

Our overall product return rate was 8.3% in the first nine months of 2010 as compared to 14.2% in the first nine months of 2009. The decrease in our overall product return rate resulted from a decrease in returns of our optical data storage products during the first nine months of 2010 as compared to the first nine months of 2009.

Our sales incentives, market development funds and cooperative advertising costs, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, increased to 9.1% of gross sales, all of which were offset against gross sales, in the first nine months of 2010, as compared to 8.0% in the first nine months of 2009.  The increase in our overall rate of sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from point-of-sale rebates associated with our optical data storage products in the third quarter of 2010 as compared to the third quarter of 2009.  We believe that our overall strategy for stimulating sales through sales incentives has not been effective and we are reviewing our promotions strategy to increase sales.

Gross Profit. Gross profit decreased by $1,114,000, or 43%, to $1,480,000 in the first nine months of 2010 as compared to gross profit of $2,594,000 in the first nine months of 2009. The decrease in gross profit primarily resulted from lower sales and decreased operating margins on our optical data storage products. Our gross profit margin as a percentage of net sales decreased to 30% in the first nine months of 2010 as compared to gross profit margin of 33% in the first nine months of 2009, as a result of decreased market demand that shifted sales to products with higher costs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $195,000, or 38%, to $320,000 in the first nine months of 2010 as compared to $515,000 in the first nine months of 2009. This decrease was primarily due to decreases of $100,000 in shipping and handling costs related to lower sales volumes, $45,000 in outside commissions related to lower sales, $32,000 in personnel costs, 9,000 in sales expenses, $5,000 in customer refunds and $5,000 in trade show expenses, all of which were partially offset by an increase of $1,000 in supplies costs.

General and Administrative Expenses. General and administrative expenses decreased by $411,000, or 23%, to $1,388,000 in the first nine months of 2010 as compared to $1,799,000 in the first nine months of 2009. This decrease was primarily due to decreases of $111,000 in legal fees, $88,000 in finance charges, $78,000 in audit fees, $65,000 in facilities costs, $30,000 in insurance costs, $24,000 in outside services costs, $14,000 in taxes, $12,000 in travel and entertainment expenses, $5,000 in supplies expenses, $2,000 in product design expenses, and $2,000 in financial relations expenses, all of which were partially offset by increases of $6,000 in bad debt expense, $6,000 in personnel costs, $5,000 in bank charges, and $3,000 in system support expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased in the first nine months of 2010 as compared to the first nine months of 2009 as a result of some assets becoming fully depreciated during the first nine months of 2009.

Net Interest Expense. Net interest expense decreased by $1,000.  Financing charges related to our credit facility with Bay View Funding are included in general and administrative expenses.

Other Income. Other income decreased by $7,000, or 117%, in the first nine months of 2010 as compared to the first nine months of 2009 primarily as a result of miscellaneous income recognized in the first nine months of 2009 that did not recur in the same period in 2010.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have been cash provided by operations and borrowings under our credit facilities. Our principal uses of cash have been to provide working capital to finance our operations and to satisfy our debt service requirements. We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future. As of September 30, 2010, we had working capital of $1,921,000, an accumulated deficit of $33,962,000, cash and cash equivalents of $707,000 and net accounts receivable of $163,000. This compares to a working capital deficit of $1,997,000, an accumulated deficit of $33,693,000, cash and cash equivalents of $446,000 and net accounts receivable of $655,000 as of December 31, 2009. For the nine months ended September 30, 2010, our cash and cash equivalents increased by $262,000.  The change to positive working capital as of September 30, 2010 compared to a working capital deficit as of December 31, 2009 is primarily a result of reclassifying a portion of accounts payable – related party to a long-term liability based on the repayment schedule agreed to with the related party in July 2010. See “—Trade Credit Facility” below.

As of November 8, 2010, we had approximately $696,246 of cash and cash equivalents and significant long-term liabilities. We may have insufficient liquidity to fund our operations for the next twelve months or less.

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our condensed consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have working capital and stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our plans for improving our financial condition include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related-party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels. If our capital requirements or cash flow vary materially from our current projections, if we are unable to further successfully negotiate suitable repayment terms for outstanding obligations owed to a related-party supplier, if we are unable to timely collect our accounts receivable or unable to sell-through inventory currently in our sales channels as anticipated, or if unforeseen circumstances occur, we may have insufficient liquidity and may require additional financing to sustain our operations. In addition, if we are unable to bring successful new products to market soon, we may be forced to substantially curtail our operations.

If we incur future losses, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented (unaudited):

	Nine Months Ended
	September30,
	2010	2009
Net cash provided by:
Operating activities	$261,635	$225,201
Net increase in cash and cash equivalents	$261,635	$225,201

The $261,635 in cash provided by our operating activities for the nine months ended September 30, 2010, including when compared to the same period in 2009, does not accurately reflect the underlying weakness we experienced in our business during 2010 caused by decreased demand for our products.

Our business activity continued to weaken in the third quarter of 2010 as demand for our products continued to decline.  Although our average unit net sales price increased in both the first nine months and third quarter of 2010 as compared to the same periods in 2009, we anticipate that additional promotions and sales incentives will be necessary to increase sales for the fourth quarter of 2010.  The $261,635 in cash provided by our operating activities in the first nine months of 2010 was generated in large part from collections of accounts receivable and the continued effects of our operational initiatives to improve inventory management, reduce overall inventory levels and reduce operating costs. Also, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made limited payments to our related party supplier in 2010. As of September 30, 2010, we owed the related party $4,208,553. The $179,700 reduction from the $4,388,253 owed to the related party as of December 31, 2009 arose as a result of $124,700 due to offsets from products we returned to the related party in 2010 and two payments totaling $55,000 made in accordance with the repayment schedule agreed to in July 2010.  See “—Trade Credit Facility” below.

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

The Agreement had an initial term through April 30, 2009 with automatic six month extensions unless either party terminated the Agreement at least 60 but not more than 90 days prior to the end of the initial term or any renewal term.  In August 2009, we modified the Agreement to include a month-to-month term. At all times Bay View Funding has the right to terminate the Agreement upon 30 days prior notice.

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

There was no outstanding balance under the credit facility as of September 30, 2010 or as of the filing of this report.

Credit Facility — BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is one of our former directors.  We did not make any purchases under this arrangement during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, there were $4,208,553 in trade payables outstanding under this arrangement. On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  I/OMagic and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Liquidity Impact of Consignment Inventory Model

We retain most risks of ownership of our consignment inventory. These products remain our inventory until their sale by our customers. For example, both Office Depot and OfficeMax returned substantial consigned inventory in the fourth quarter of 2007 and the first quarter of 2008, respectively, each in anticipation of discontinuing sales of our products. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our magnetic data storage products. For the three and nine months ended September 30, 2010 and 2009, no lower-of-cost-or-market adjustments were made. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Not applicable.

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

I/OMAGIC CORPORATION

Dated: November 9, 2010	By:	/s/ TONY SHAHBAZ
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