Form 10-K
period 2010-12-31
I/OMAGIC CORP
filed 2011-03-04
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ________

Commission file number: 000-27267

I/OMAGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0773180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Marconi, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $407,000 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The registrant had 4,540,292 shares of common stock, $.001 par value, outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ii

PART I

Item 1.  Business.

Company Overview

I/OMagic Corporation was incorporated under the laws of the State of Nevada in October 1992. Our principal executive offices are located in Irvine, California and our main telephone number is (949) 707-4800.

Liquidity Overview

As of February 28, 2011, we had cash on hand of only $368,000 and a credit facility limited to $1,500,000. Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

●	if our capital requirements or cash flow vary materially from our current projections;
●	if we are unable to timely collect our accounts receivable;
●	if we are unable to sell-through inventory currently in our sales channels as anticipated;
●	if we are unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

Inability to fund our operations may require us to substantially curtail our operations and may require that we seek protection under the United States Bankruptcy Code, which will likely result in a complete loss of any investment in shares of our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.  See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.

Business Overview

During the past two years we have sold electronic data storage products and other consumer electronics products in the North American retail marketplace, which includes the United States and Canada.  During 2010 and 2009, all of our net sales were generated within the United States.

During 2010 and 2009 our product offerings were predominantly optical data storage products. Our optical data storage products included recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives were primarily for use with desktop computers, notebooks, sub-notebooks and netbooks, collectively referred to as PCs. Our optical data storage products accounted for approximately 93% of our net sales in each of 2010 and 2009.

During 2010 and 2009, we sold mobile and desktop external magnetic data storage products primarily from existing inventory. Our mobile magnetic data storage products accounted for approximately 1% of our net sales in 2010 and 3% of our net sales in 2009, while our desktop magnetic data storage products accounted for approximately 4% of our net sales in 2010 and 3% of our net sales in 2009.

We also sold other consumer electronics products, which accounted for approximately 1% of our net sales in each of 2010 and 2009.

During 2010, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 91% of our net sales for 2010, or 62%, 15% and 14%, respectively. During 2009, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 88% of our net sales for 2009, or 49%, 29% and 10%, respectively.

During 2009 and 2010, we liquidated our entire inventory of magnetic data storage products, and decided against developing new products for this product category, instead, focusing primarily on our optical data storage products. We experienced a very challenging year in 2010 and were unable to compete effectively in the market for data storage products. In addition, we were unable in 2010 to develop new data storage or other products that were accepted in the marketplace. We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

Optical drives are a standard feature on most desktop and laptop computers. However, consumers of new devices such as netbooks, tablets and slates—devices which do not include optical drives—are rejecting external optical drives in favor of the devices’ internal hard drives and an Internet connection to download software applications and store and retrieve data.  In addition, operating systems for these new devices are typically pre-installed on the devices’ internal hard drives, reducing the need for optical data storage devices to install large software programs. Also, some computer manufacturers provide solid -state thumb drives with an operating system pre-installed. Finally, “cloud computing,” which involves data storage on third party storage devices through an Internet connection also threatens the need for optical data storage products as consumers can easily and inexpensively store data on third party systems.

Units sold and average sales prices for standard definition optical DVD drives declined in each of 2009 and 2010. Demand for high definition Blu-ray drives has, however, increased. According to Digital Tech Consulting, Inc., standard definition optical DVD drives are expected to experience a 50% market decline in units sold from 2011 to 2015, while the market for Blu-ray drives is expected to increase by 200% in units sold during the same period.

We believe the decline in sales of standard definition optical DVD drives has caused extreme pricing pressure in the marketplace. As original equipment manufacturers strive to retain market share, it has become increasingly difficult for us to market and sell competitively priced optical data storage products.  In addition, lingering poor economic conditions during 2010 created a very competitive environment as consumers continued their price consciousness.

As a consequence, we are presently undergoing a significant transition away from data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and other non-electronic accessories for slates, tablets and smartphones, as well as High-Definition Multimedia Interface, or HDMI, devices, components and accessories.  We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

Although Staples is currently the only national retailer who carries our products, in the past we have sold our products through computer, consumer electronics and office supply superstores, wholesale clubs, electronics distributors and other major North American retailers, including AAFES (Army Air Force Exchange Services), Best Buy Canada, Costco, Fred Meyer Stores/Kroger, Micro Center, Office Depot, Office Max, Staples and Target. These retailers have sold our products in retail locations throughout North America. We also have relationships with other retailers, catalog companies and Internet retailers such as Dell, predominantly through distribution by D&H Distributing, Ingram Micro, GB Micro and Tech Data.  As we transition away from data storage products to new consumer electronics products, we expect to sell our products through some of our past retailers and distributors as well as through new retailers and distributors.

We refer to our retailers and distributors collectively as our customers. We refer to the ultimate consumers of our products as end-users or consumers.

We market our products primarily under our I/OMagic® brand name, but from time to time, we market products under our Digital Research Technologies® or Hi-Val® brand names. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

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

Consumer Electronics Market

The North American consumer electronics market includes computing devices such as personal computers, or PCs (including desktops, laptops, netbooks, slates and tablets), mobile handsets (including standard mobile phones and smartphones, which are mobile phones that offers more advanced computing ability and connectivity than a standard mobile phone), audio visual equipment and home and portable game console products. Audio visual equipment includes CD, DVD and Blu-ray players/recorders, high fidelity audio systems and other home theatre audio products, in-car entertainment systems, portable digital audio, radios, televisions and digital video recorders.

Market Growth and New Technologies and Standards

We expect significant market growth in certain subsets of the consumer electronics market, in particular, wireless devices such as Bluetooth devices and other non-electronic accessories for slates, tablets and smartphones as well as HDMI devices, components and accessories. We intend to focus on these products to capture a share of the growing market for wireless consumer electronics devices.

According to In-Stat, LLC, over 53 million United States households with broadband Internet access currently view television programs over the Internet. Of these households, 85% of users already view online television content on multiple devices, including PCs, televisions and mobile handsets. As projected by In-Stat, LLC, there will be over 200 million web-enabled wire-line consumer electronics devices in the United States by 2014. Further, when PCs and mobile devices are added in, the average United States consumer household is projected to own between five and ten web-enabled consumer electronics devices from which Internet-based digital entertainment can be viewed. In addition, wireless high definition video-enabled product shipments are projected to rise from the current levels of less than 1 million units to nearly 13 million units by 2014.

HDMI technology, which provides a compact audio/video interface for transmitting uncompressed digital data, has become pervasive in consumer electronics, resulting in over 350 million devices embodying this technology shipped in 2010 according to In-Stat, LLC. In addition, according to In-Stat, LLC, for the first time, in 2010, mobile phones shipped with HDMI technology exceeded 1 million units. HDMI technology in mobile phones allows advanced media-centric phones, especially high definition-enabled camera phones, to connect to displays, including HDMI-enabled digital televisions. According to In-Stat, LLC, HDMI device shipments are expected to increase by over 20% annually through 2014.

Wireless house digital interface, or WHDI, is a consumer electronic standard for wireless high-definition television, or HDTV, connectivity throughout the home. WHDI enables uncompressed delivery of high-definition video over a wireless radio channel, allowing consumers to connect any source in the home to any display device. WHDI devices will be inter-operable with HDMI devices already in the market.

We believe that the market growth projected above and the proliferation of HDMI technologies and WHDI technology standards will result in intelligent, flexible and adaptive in-home networks connecting numerous consumer electronics devices. We expect the focal point of these networks to be the television, most likely an HDTV, with HDMI being the primary connectivity technology. In addition to using televisions to watch digital broadcast programs and on-demand movies, consumers will increasingly listen to music, play games, shop, learn, view personal media and video-enhanced communications on their televisions. As reported by the Consumer Electronics Association, 65% of United States homes own at least one HDTV, an increase of 13% over 2009, with many consumers now buying HDTVs as secondary units and nearly one in four households reporting that they plan to buy a new HDTV in the 12 months following the date of the survey. Accordingly, we believe that the market for certain subsets of consumer electronics products will continue strong growth in the coming years, including HDMI devices, components and accessories. We also believe that Bluetooth products, which enable other wireless connections, will continue to be popular with consumers.

The I/OMagic Solution

We endeavor to offer high-value consumer electronics products that combine performance, functionality and reliability at competitive prices in the North American retail marketplace. We work closely with our customers to promote our products, monitor consumer demands and preferences and seek to stay at the forefront of the market for consumer electronics products. We also work closely with our subcontract manufacturers and suppliers and benefit from their substantial research and development resources and economies of scale. We endeavor to rapidly bring new and enhanced products to market in a cost-effective manner by working with our customers, subcontract manufacturers and suppliers.

Our Strategy

Our primary goal is to be a leading provider of consumer electronics devices in the North American marketplace. Our business strategy to achieve this goal includes the following elements:

●
Develop our North American retail and distribution networks. We intend to develop close working relationships with leading North American computer, consumer electronics and office supply superstores, other retailers and electronics distributors. Although Staples is currently the only national retailer who carries our products, we intend to sell new consumer electronics products through other retailers and distributors, including many with whom we have conducted business in the past.

●
Develop and expand our strategic subcontract and supply relationships. We have developed, and plan to continue to develop and expand, strategic relationships with subcontract manufacturers and suppliers. These relationships allow us to enhance our product offerings and benefit from these subcontract manufacturers’ and suppliers’ continued development of new and improved products. By continuing to subcontract manufacture and source our products from third parties, we believe that we are able to sell products incorporating new technology without having to make the substantial investment in, or having to incur the fixed costs associated with, product development and manufacturing.

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

Our Products

Our products have predominantly consisted of data storage products. As a result of extreme pricing pressures in the marketplace and our inability to develop new data storage products that were accepted in the marketplace, we are presently undergoing a significant transition away from data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and non-electronic accessories for slates, tablets and smartphones, as well as HDMI devices, components and accessories.  We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

Data Storage Products

Our data storage products consist of a range of internal and external CD/DVD and Blu-ray drives that store traditional PC data as well as movies, music, photos, video games and other multi-media data.

Other Consumer Electronics Products

Our other consumer electronics products have consisted primarily of case enclosures for external or portable magnetic and optical disk drives. We currently plan to sell Bluetooth devices and other wireless and non-electronic accessories for PCs, wireless storage devices for home and personal networks and HDMI devices, components and accessories for wireless home applications.

We plan to develop and sell additional consumer electronics devices and accessories if we are able to identify products that we can sell competitively.

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

Product Offerings

We operate in a highly competitive industry that is subject to rapid technological change, product obsolescence and rapid changes in consumer demands and preferences. We attempt to anticipate and respond to these changes by focusing on the following primary objectives:

●
Development of new products. We seek to offer new products that, among other things, use existing technology and adopt new technology to satisfy existing and emerging consumer demands and preferences. In the past, we have been able to quickly adopt new technologies and bring them to market through our customers faster than many of our competitors.  We hope to continue this process with our new products.

●
Enhancement of existing products. We seek to offer products with increased performance and expanded functionality to satisfy existing and emerging consumer demands and preferences. Our enhanced product offerings are directed toward, among other things, enhanced user-friendliness. These product offerings are also focused on products with reduced manufacturing costs to enable us to maintain and improve gross margins while continuing to offer high-value products to consumers.

Our customers, subcontract manufacturers and suppliers play an important role in the enhancement of our existing products and the development of new products. We work closely with our customers, subcontract manufacturers and suppliers to identify existing market trends, predict future market trends and monitor the sales performance of our products.

Many of our past customers have been among the largest wholesale clubs, computer, consumer electronics and office supply retailers and distributors in North America. Over the past three years, our retailers have included Best Buy Canada/Future Shop, Costco, Fred Myer Stores, Micro Center, Office Depot, OfficeMax, RadioShack, Staples and Target while our distributors have included D&H Distributing, Ingram Micro, GB Micro and Tech Data. As we transition away from data storage products to new consumer electronics products, we expect to sell our products through some of our past customers as well as through new customers.

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

Our representatives meet frequently with our customers, subcontract manufacturers and suppliers to identify and discuss emerging trends and to address the sales performance of our products. We provide and receive product-related input to and from our customers, subcontract manufacturers and suppliers. Much of the input that we provide arises from our technical service department, which is responsible for assisting end-users in installing and successfully utilizing our products. Problems in the installation or utilization of our products are reported to management by our technical service department and often provide the basis for existing product enhancements. New products are developed and offered by our subcontract manufacturers and suppliers, and offered by us and in turn by our customers largely on the basis of market research and trends identified in the consumer electronics industry. We also monitor industry trade publications and technical papers to understand emerging trends and new technologies and to plan for new product offerings.

We believe that these activities assist us in attempting to be among the first-to-market with new and enhanced product offerings based on established and emerging technologies.

Operations

We do not directly manufacture any of the components incorporated into the products that we sell. We subcontract manufacture or source from our suppliers our products, some of which we assemble, test and reassemble in our Irvine, California facility. We believe that by outsourcing the manufacturing of our products or sourcing them from our suppliers, we benefit from:

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

We believe that the relatively low overhead costs resulting from subcontract manufacturing or sourcing the products we offer for sale, the economies of scale of our subcontract manufacturers and suppliers, and the engineering and manufacturing resources of our subcontract manufacturers and suppliers will enable us to offer products combining high levels of performance, functionality and reliability at prices competitive with other leading products offered in the marketplace.

We utilize a subcontract logistics and product development consultant located in Taipei, Taiwan. Our consultant assists us in identifying new products, qualifying prospective manufacturing facilities and coordinating product purchases and shipments from some of our subcontract manufacturers and suppliers. The majority of our products are shipped directly by our subcontract manufacturers or suppliers to our assembly, packaging, storage and distribution facility in Irvine, California.  These products are then packaged and shipped by us either directly to retail and distribution locations across North America or to a centralized distribution center. Product shipments are primarily made through major commercial carriers. We maintain a production staff in Irvine, California, that assembles “quick turn” and pilot production runs and repackages bulk quantities received from our subcontract manufacturers and suppliers. All product shipments are insured.

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

Sales and Marketing

We have historically sold our products primarily through retailers and distributors who collectively operate locations throughout North America. These include nationally-recognized computer, consumer electronics and office supply superstores, wholesale clubs and distributors. In addition, we sell our products through Internet retailers and mail order catalogs.

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

We maintain a large database containing information regarding many end-users of our products. Through a targeted, direct marketing strategy, we may offer these end-users other products to establish repeat end-users, increase our product sales and promote brand loyalty. We currently sell and plan to continue to sell products, conduct special promotions, and offer downloads on our websites to existing and potential end-users. With our transition to new consumer electronics products, we intend to expand our Internet sales and have begun a substantial overhaul of our Internet website to generate additional sales. We intend to conduct early product fulfillment ourselves and, if sales increase sufficiently, plan to out-source product fulfillment activities for our Internet sales.  Our main website is located at http://www.iomagic.com.

Competition

We operate in the highly-competitive consumer electronics industry.

Companies that offer products similar to our optical data storage products include Hewlett-Packard, Lite-On, LG Electronics, Memorex, Pioneer, Philips Electronics, Samsung Electronics and Sony. Additionally, original equipment manufacturers such as Lite-On, LG Electronics and Samsung Electronics incorporate the functionalities offered by our products directly into PCs. Due to the intense price competition for data storage products, we expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.  We also expect that any new consumer electronics products we offer will compete with products offered by large national and international consumer electronics companies.

We believe that our ability to compete in the consumer electronics market will depend on many factors, including the following:

●
Product value. The performance, functionality, reliability and price of our products are critical elements of our ability to compete. We believe that we offer, and that our target consumers seek, products that combine higher levels of performance, functionality and reliability at lower prices than other leading brand-name products offered in the marketplace. We focus on offering these high value products by endeavoring to position them as affordable alternatives to products offered by our competitors.

●
Market penetration. Market penetration and brand recognition are critical elements of our ability to compete. Most consumers purchase products similar to ours from off-the-shelf retailers such as large computer, consumer electronics and office supply superstores. Market penetration in the industries in which we compete is typically based on the number of retailers who offer a company’s products and the amount of shelf-space allocated to those products. We believe that our high value product offerings, our retailer support and our consumer support will enable us to establish, maintain and increase market penetration for our new consumer electronics products.

Intellectual Property

We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. I/OMagic®, Digital Research Technologies® and Hi-Val® are our registered trademarks. As we develop new products, we may file federal trademark applications covering the trademarks under which we sell those products. There can be no assurance that we will eventually secure a registered trademark covering these products. We currently do not have any issued or pending patents.

We own, license or have otherwise obtained the right to use certain technologies incorporated into our products. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors incorporated into our products, we would forward those claims to the appropriate vendor, however, we have no express rights to indemnification covering such claims from our third-party vendors. If we or our product manufacturers or suppliers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

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

Government Regulation

Our products are designed by our subcontract manufacturers and suppliers to comply with a significant number of regulations and industry standards, some of which are evolving as new technologies are deployed. We believe that we are currently in compliance with each applicable regulation and industry standard. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally recognized test laboratories. We also must comply with numerous import/export regulations. The regulatory process in the United States can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC will grant the requisite approvals for any of our products on a timely basis, or at all. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products. United States regulations regarding the manufacture and sale of communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

Employees

As of February 28, 2011, we had approximately 30 full-time employees. We have no collective bargaining agreements with our employees. We believe that our relationships with our employees is good.

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

Risks Related to Our Business

We have limited liquidity and only a small credit facility. We have insufficient capital to fund our operations for the next twelve months or less.

As of February 28, 2011, we had cash on hand of only $368,000 and a credit facility limited to $1,500,000. We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

●	if our capital requirements or cash flow vary materially from our current projections;
●	if we are unable to timely collect our accounts receivable;
●	if we are unable to sell-through inventory currently in our sales channels as anticipated;
●	if we are unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

Inability to fund our operations may require us to substantially curtail our operations and may require that we seek protection under the United States Bankruptcy Code, which will likely result in a complete loss of any investment in shares of our common stock.

We have incurred significant losses and experienced negative operating cash flow in the past and cannot provide any assurance that this will not happen again. Future losses and negative operating cash flow will likely hamper our business and may prevent us from sustaining our operations.

We have incurred net losses and, for the most part, experienced negative operating cash flow in ten of the past eleven years and have a substantial accumulated deficit. We cannot provide any assurance that we will not incur significant losses and experience negative operating cash flow in the future. Future losses and negative operating cash flow will likely hamper our business and may prevent us from sustaining our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent registered public accounting firm contained in our financial statements as of and for the year ended December 31, 2010 includes a paragraph that explains that we have incurred significant operating losses, have serious liquidity concerns and may require additional financing in the foreseeable future.  The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  This report may make it difficult for us to raise additional financing necessary to grow or operate our business.  We urge potential investors to review this report before making a decision to invest in I/OMagic Corporation.

The consumer electronics market is extremely competitive and subject to rapid technological change. All of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The markets for consumer electronics products are extremely competitive and experience rapid technological changes. Our competitors include a number of large foreign companies with U.S. operations, all of which have substantially greater production, financial, research and development, intellectual property, personnel and marketing resources than we do. As a result, these competitors could compete more aggressively and sustain that competition over a longer period of time than we could.  For example, throughout 2009 and 2010 we experienced intense price competition for our optical data storage products from original equipment manufacturers, which significantly reduced selling prices and eroded our margins.  Our lack of resources relative to all of our significant competitors may cause us to fail to anticipate or respond adequately to technological developments and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. If we do not anticipate and adapt to these changes, our products will become obsolete.  These failures or delays could reduce our competitiveness and cause a decline in our market share, sales and profitability.

If we fail to select high turnover products for our consignment sales channels, we may be unable to fund additional purchases of inventory and we may be forced to reduce prices and accept lower margins to sell consigned products, which would cause our sales, profitability and financial resources to decline.

We retain most risks of ownership of products in our consignment sales channels. As of December 31, 2010 and 2009, we carried and financed inventory valued at approximately $932,000 and $948,000, respectively, in our consignment sales channels. Sales generated through consignment sales were approximately 64% and 51% of our total net sales in 2010 and 2009, respectively. Consigned products remain our inventory until sold by our customers. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to purchase additional inventory. If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. Also, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products. Additionally, if our inventory turnover is not sufficiently frequent, the value of our consigned inventory could decline significantly. For example, throughout 2009 and 2010 we experienced intense price competition from major competitors for our optical data storage products which significantly reduced selling prices and eroded our margins, and inventory turnover for our consigned inventories decreased from 4.0 times in 2009 to 2.3 times in 2010. If we fail to select high turnover products for our consignment sales channels, our sales, profitability and financial resources could decline.

We depend on a limited number of customers, none of whom have any purchase commitments to us, for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a limited number of customers. During 2010, net sales to our largest retailer and two largest distributors, namely Staples, Tech Data and D&H Distributing, represented approximately 62%, 15% and 14%, respectively, of our total net sales. During 2009, net sales to our largest retailer and two largest distributors, namely Staples, Tech Data and D&H Distributing, represented approximately 49%, 29% and 10%, respectively, of our total net sales.  We expect to depend upon a limited number of customers for a significant majority of our sales for the foreseeable future.

Our agreements with our customers do not require them to purchase any specified number of products or dollar amount of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, our sales generated from these customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these customers cease or decline, we will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales, or a decrease in the prices of products sold to one or more of these customers has significantly reduced our net sales for one or more reporting periods in the past and could, in the future, cause a significant decline in our net sales and profitability.

Historically, a substantial portion of our assets has been comprised of accounts receivable representing amounts owed by a small number of customers. We expect this to continue in the future. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

Our accounts receivable represented approximately 6% and 21% of our total assets as of December 31, 2010 and 2009, respectively. As of December 31, 2010, 89% of our accounts receivable represented amounts owed by one retailer, two distributors and one non-retail customer, each of which represented over 10% of the total amount of our accounts receivable. As of December 31, 2009, 95% of our accounts receivable represented amounts owed by one retailer and two distributors, each of which represented over 10% of the total amount of our accounts receivable.  As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity.

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

We do not have an audit or compensation committee comprised of independent directors, therefore shareholders will have to rely on our sole director who is a significant stockholder and a member of management, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  These functions are performed by our board of directors, who is a significant stockholder and a member of management. Accordingly, there is a conflict of interest in that our sole director has the authority to determine issues concerning management compensation and other matters which a disinterested director may determine differently.

If we are subjected to one or more intellectual property infringement claims, our sales, earnings and financial resources may be adversely affected.

Our products rely on intellectual property developed, owned or licensed from third parties. From time to time, intellectual property infringement claims have been asserted against us. We expect to continue to be subjected to such claims in the future. Intellectual property infringement claims may also be asserted against our customers as a result of selling our products. As a consequence, our customers could assert indemnification claims against us. If any third party is successful in asserting an infringement claim against us, we could be required to acquire licenses, which may not be available on commercially reasonable terms, if at all, to continue selling certain products, to pay substantial monetary damages or to develop non-infringing technologies, none of which may be feasible. Both infringement and indemnification claims could be time-consuming and costly to defend or settle and would divert management’s attention and our financial resources away from our business. In addition, we may lack sufficient litigation defense resources, therefore, any one of these developments could place substantial financial and administrative burdens on us and our sales, profitability and financial resources may be adversely affected.

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

As of February 28, 2011, there were approximately 4.5 million shares of our common stock outstanding. Our executive officer, sole director and 10% stockholders beneficially own approximately 2.3 million of these shares. Accordingly, our common stock has a public float of approximately 2.2 million shares held by a relatively small number of public investors. In addition, we have a registration statement on Form S-8 in effect covering 133,334 shares of common stock issuable upon exercise of options under our 2002 Stock Option Plan and a registration statement on Form S-8 in effect covering 400,000 shares of common stock issuable upon exercise of options under our 2003 Stock Option Plan. Currently, options covering 9,275shares of common stock are outstanding under our 2002 Stock Option Plan. The shares of common stock issued upon exercise of these options will be freely tradable without restriction or further registration, except to the extent purchased by one of our affiliates.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. From January 1, 2010 through February 28, 2011, the high and low closing bid prices of a share of our common stock were $0.37 and $0.22, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

As a group, our executive officer, sole director, and 10% stockholders beneficially own or control approximately 64% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options exercisable within 60 days from February 28, 2011).  As a result, our executive officer, sole director, and 10% stockholders, acting as a group, have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transaction.  Some of these controlling stockholders may have interests different than yours.  For example, these stockholders may delay or prevent a change in control of I/OMagic Corporation, even one that would benefit our stockholders, or pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On July 6, 2009, we entered into a sub-lease for approximately 30% of our facility with a term of 18 months and an option to renew for an additional 22 months.  The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period was $160,578.  In addition to the base rent, the sub-tenant is required to pay its proportionate share of the monthly operating expenses related to the facility. The sub-tenant provided a notice of its intent to terminate the sub-lease in August 2010, but continues to sub-lease the space on a month-to-month basis on the same terms and conditions.

We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have no other leased or owned real property.

Item 3.  Legal Proceedings.

In addition to the matter described below, we may be involved in certain legal proceedings and claims which arise in the normal course of business.  Management does not believe that the outcome of any currently pending matters, other than the matter described below, will have a material effect on our financial condition, results of operations or cash flows.

On November 10, 2008, Circuit City Stores, Inc. and related parties, or collectively Circuit City, filed voluntary petitions in the United Stated Bankruptcy Court for the Eastern District of Virginia, Richmond Division, or the Court, for relief under chapter 11 of the United States Bankruptcy Code.

On December 5, 2008, we filed a claim against Circuit City seeking priority under Bankruptcy Code section 503(b)(9) in respect of $61,000 based on, among other things, various over deductions for returned merchandise, freight charges and vendor deductions totaling approximately $136,000. The Court reclassified our claim in its entirety as a general unsecured, non-priority claim.

The Court confirmed Circuit City’s bankruptcy plan on September 10, 2010. The plan became effective on November 1, 2010.

On November 8, 2010, Alfred H. Siegel, Trustee of the Circuit City Stores, Inc. Liquidating Trust, filed with the Court a Complaint to Recover Amounts Owing to the Estate and Objection to Claim against I/OMagic Corporation. The Trustee claims that we owe at least $75,000 for chargebacks and returns in connection with goods transacted between us and Circuit City and alleges breach of contract and unjust enrichment/quasi contract. The Trustee also alleges other customary causes of action and objects to the claim we filed against Circuit City on December 5, 2008. The Trustee also filed an action, which has been approved by the Court, to compel mediation.

On January 21, 2011, we filed an answer to Circuit City’s claim and reasserted our claim for recovery of various over deductions for returned merchandise, freight charges and vendor deductions which would offset the claim by the Trustee in its entirety. We intend to vigorously defend against the Trustee’s claims. However, given our precarious financial condition, in the event the Trustee prevails in its claim and we are required to pay the amount allegedly owed, we will suffer a material adverse effect on our financial condition and cash flows.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the OTCQB under the symbol “IOMG” since April 2010. Prior to that time, our common stock traded on the OTC Pink Sheets under the symbol “IOMG” since December 2008 and traded on the OTC Bulletin Board under the symbol “IOMG” since December 2002. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol “IOMC” since March 25, 1996. The table below shows for each fiscal quarter indicated the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC QB and the OTC Pink Sheets. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
2010:
First Quarter	$0.37	$0.35
Second Quarter	$0.35	$0.25
Third Quarter	$0.32	$0.25
Fourth Quarter	$0.29	$0.22

2009:
First Quarter	$0.50	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$1.00	$0.10
Fourth Quarter	$0.69	$0.25

Security Holders

As of February 28, 2011, we had 4,540,292 shares of common stock outstanding held of record by approximately 100 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements regarding the consumer electronics industry and our expectations regarding our future performance, liquidity and financial resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this report.

Overview

Liquidity Overview

As of February 28, 2011, we had cash on hand of only $368,000 and a credit facility limited to $1,500,000. We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

●	if our capital requirements or cash flow vary materially from our current projections;
●	if we are unable to timely collect our accounts receivable;
●	if we are unable to sell-through inventory currently in our sales channels as anticipated;
●	if we are unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

Inability to fund our operations may require us to substantially curtail our operations and may require that we seek protection under the United States Bankruptcy Code, which will likely result in a complete loss of any investment in shares of our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.  See “Risk Factors” and “—Liquidity and Capital Resources.”

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.

Performance Overview

During the past two years we have sold electronic data storage products and other consumer electronics products in the North American retail marketplace, which includes the United States and Canada.  During 2010 and 2009, all of our net sales were generated within the United States.

During 2010 and 2009 our product offerings were predominantly optical data storage products. Our optical data storage products included recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives. Our CD and DVD drives were primarily for use with desktop computers, notebooks, sub-notebooks and netbooks, collectively referred to as PCs. Our optical data storage products accounted for approximately 93% of our net sales in each of 2010 and 2009.

During 2010 and 2009, we also sold both mobile and desktop external magnetic data storage products primarily from existing inventory. Our mobile magnetic data storage products accounted for approximately 1% of our net sales in 2010 and 3% of our net sales in 2009, while our desktop magnetic data storage products accounted for approximately 4% of our net sales in 2010 and 3% of our net sales in 2009.

We also sold other consumer electronics products, which accounted for approximately 1% of our net sales in each of 2010 and 2009.

During 2010, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 91% of our net sales for 2010, or 62%, 15% and 14%, respectively. During 2009, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 88% of our net sales for 2009, or 49%, 29% and 10%, respectively.

We refer to our retailers and distributors collectively as our customers. We refer to the ultimate consumers of our products as end-users or consumers.

During 2009 and 2010, we liquidated our entire inventory of magnetic data storage products, and decided against developing new products for this product category, instead, focusing primarily on our optical data storage products. We experienced a very challenging year in 2010 and were unable to compete effectively in the market for data storage products. In addition, we were unable in 2010 to develop new data storage or other products that were accepted in the marketplace. We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

Units sold and average sales prices for standard definition optical DVD drives declined in each of 2009 and 2010. Demand for high definition Blu-ray drives has, however, increased.

We believe the decline in sales of standard definition optical DVD drives has caused extreme pricing pressure in the marketplace. As original equipment manufacturers strive to retain market share, it has become increasingly difficult for us to market and sell competitively priced optical data storage products.  In addition, lingering poor economic conditions during 2010 created a very competitive environment as consumers continued their price consciousness.

As a consequence, we are presently undergoing a significant transition away from data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and other non-electronic accessories for slates, tablets and smartphones, as well as High-Definition Multimedia Interface, or HDMI, devices, components and accessories.  We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

We market our products primarily under our I/OMagic® brand name, but from time to time, we market products under our Digital Research Technologies® or Hi-Val® brand names. We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

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

Rebates and sales incentives. Rebates and sales incentives offered to customers and end-users are an important aspect of our business and are instrumental in obtaining and maintaining market acceptance through competitive pricing in generating sales on a regular basis as well as stimulating sales of slow moving products. We focus on rebates and sales incentives costs as a proportion of our total sales to ensure that we meet our expectations of the costs of these programs and to understand how these programs contribute to our profitability or result in unexpected losses.

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

Our targeted inventory turnover rate for our combined sales models is 6 to 8 weeks of inventory, which equates to an annual inventory turnover rate of approximately 6.5 to 8.5 times. In 2010, our annualized inventory turnover was 2.5 times as compared to 3.7 times in 2009, representing a period-to-period decrease of 32% in 2010 as compared to a 3% increase in 2009. The decrease in inventory turnover in 2010 is primarily a result of the 43% decline in net sales from 2009 and an increase of consigned inventory sales as a percentage of our total net sales to 64% in 2010 as compared to 51% in 2009. Inventory turnover in our consigned inventory sales channels is much lower than our other sales models. Inventory turnover for our consigned inventory decreased by 43% to 2.3 times in 2010 from 4.0 times in 2009.

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

In evaluating our financial condition, we focus primarily on cash on hand, available trade lines of credit, available bank lines of credit and credit facilities, anticipated near-term cash receipts, and accounts receivable as compared to accounts payable. Cash on hand, together with our other sources of liquidity, is critical to funding our day-to-day operations. Funds available under our credit facility with Bay View Funding are also an important source of liquidity and a measure of our financial condition. We use our credit facility as a standard cash management procedure to purchase inventory and to fund our day-to-day operations without interruption during periods of slow collection of accounts receivable. Anticipated near-term cash receipts are also regarded as a short-term source of liquidity, but are not regarded as immediately available for use until receipt of funds actually occurs.

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

Currently, a majority of our net sales are on consignment, and for the years ended December 31, 2010 and 2009, sales under our consignment sales model accounted for 64% and 51% of our net sales, respectively.

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

Managing an appropriate level of consignment inventory is an important challenge. Inventory turnover rates for our consigned inventories decreased from 4.0 times in 2009 to 2.3 times in 2010. As noted above, the payment period for products sold on consignment is based on the day consigned products are sold by a customer, and the payment period for products sold on a standard terms basis is based on the day the product is sold initially to the customer, independent of the date of resale of the product. Accordingly, we generally prefer that higher-turnover inventory is sold on a consignment basis while lower-turnover inventory is sold on a standard terms basis. Management focuses closely on consignment sales to manage our cash flow to maximize liquidity as well as net sales. Close attention is directed toward our inventory turnover rates to ensure they are sufficiently frequent to maintain appropriate liquidity. If we identify a decline in inventory turnover rates for products in our consignment sales channels, we can implement price modifications more quickly and efficiently as compared to implementation of sales incentives in connection with our standard terms sales model. This affords us more flexibility to take action to attain our targeted inventory turnover rates.

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

Customers

Historically, a limited number of customers have accounted for a significant percentage of our net sales.  During 2010 and 2009, our six largest customers collectively accounted for approximately 97% and 96%, respectively, of our total net sales. We expect that sales of our products to a limited number of customers will continue to account for a majority of our sales in the foreseeable future.  We do not have long-term purchase agreements with any of our customers. If we were to lose any of our major customers or experience any material reduction in orders from any of them, and were unable to replace our sales to that customer, it could have a material adverse effect on our business and results of operations.

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

Going Concern Assumption

We have based our financial statements on the assumption that our operations will continue as a going concern.  As a result, we continue to depreciate fixed assets and show certain debts as long-term.  As of December 31, 2010, we had working capital of approximately $1,417,000 and cash and cash equivalents of $634,000 and had incurred cumulative net losses of $34,473,000. As of February 28, 2011, we had cash on hand of only $368,000.  See “—Liquidity and Capital Resources.”  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include negotiating extended payment terms with our suppliers, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

ASC 605 further states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller’s price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. Therefore, consignment sales are recognized when our customers sell our products to end-users, at which point the customer incurs an obligation to pay us.

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

Standard Terms

Under our standard terms sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 45 days for distributors and net 60 days for retailers from the transfer of title to the products to the customer.  We typically collect payment from a customer within 60 to 75 days from the transfer of title to the products to the customer. Transfer of title occurs and risk of ownership passes to the customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us.  A customer’s obligation to pay us for products sold to it under our standard terms is not contingent upon the resale of those products.  We recognize revenue for standard terms sales at the time title to products is transferred to the customer, net of an estimate for sales incentives, rebates and returns.

Consignment

Under our consignment sales model, a customer is obligated to pay us for products sold to it within a specified number of days following notification to us by the customer of the sale of those products through delivery of weekly or monthly sell-through reports.  A weekly or monthly sell-through report details sales of consigned products in the prior week or month, respectively.  The period for payment to us by customers relating to their sale of consigned products corresponding to the sell-through reports varies.  For sell-through reports generated weekly, we typically collect payment from a customer within 30 to 45 days of the receipt of those reports.  For sell-through reports generated monthly, we typically collect payment from a customer within 15 days of the receipt of those reports.  At the time of a customer’s sale of a product, title is transferred directly to the end-user.  Risk of theft or damage of a product, however, passes to a customer upon delivery of that product to the customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on a product sell-through report generated by a customer and delivered to us.  Except in the case of theft or damage, a customer’s obligation to pay us for products transferred under our consignment sales model is entirely contingent upon the sale of those products.  Products held by a customer under our consignment sales model are recorded as our inventory at offsite locations until their sale by the customer.  Because we retain title to products in our consignment sales channels until their sale by a customer, revenue is not recognized until the time of sale.  Accordingly, price modifications to inventory maintained in our consignment sales channels do not have an effect on the timing of revenue recognition.

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

In 2010, we sponsored approximately $25,000 in sales incentives, all of which were offset against gross sales. We had no sales incentives in 2009.

Market Development Funds and Cooperative Advertising Costs, Rebate Promotion Costs and Slotting Fees

Market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees are offset against gross sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 605-50 Revenue Recognition, Customer Payments and Incentives, because we do not receive an identifiable benefit. Market development funds and cooperative advertising costs and rebate promotion costs are each promotional costs.  Slotting fees are fees paid directly to customers for allocation of shelf-space in retail locations and new store opening fees are paid to assist in promoting the customer’s new store openings. In 2010, our market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees were $559,000 or 9% of gross sales, all of which were offset against gross sales, as compared to market development funds and cooperative advertising costs, rebate promotion costs, new store opening fees and slotting fees of $799,000, or 7% of gross sales, in 2009, all of which were offset against gross sales. Our accrued market development funds, cooperative advertising costs and cross-dock fees are offset against accounts receivable.

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

Inventory Obsolescence Allowance

Our warehouse supervisor, production supervisor and purchasing manager physically review our warehouse inventory for slow moving and obsolete products.  All products of a material amount are reviewed quarterly and all other products are reviewed annually.  We consider products that have not been sold within six months to be slow moving.  Products that are no longer compatible with current hardware or software are considered obsolete.  The potential for sale of slow moving and obsolete inventories is considered through market research, analysis of our customers’ current needs, and assumptions about future demand and market conditions.  The recorded cost of both slow-moving and obsolete inventories is then reduced to its lower of cost or market value based on current market pricing for similar products.  We utilize the Internet to provide indications of market value from competitors’ pricing, third party inventory liquidators and auction websites.  The recorded costs of our slow moving and obsolete products are reduced to current market prices when the recorded costs exceed such market prices.  All adjustments, which are included in cost of sales, establish a new cost basis for inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of such items while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow moving inventory is sold, we reduce the reserve by proceeds from the sale of the products. The allowance for obsolete and slow-moving inventory is offset against inventory. At December 31, 2010, we increased our inventory obsolescence reserve by $38,000, or 10% of our inventory on hand, as compared to $29,000, or 5% of our inventory on hand at December 31, 2009.

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

Lower-of-cost-or-market Reserve

Our component parts and our finished goods, both corporate and consigned inventories are reviewed by our Controller or our Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products.  If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis and the difference is charged to cost of  sales. At December 31, 2010, we increased our reserves for lower-of- cost-or-market by an aggregate of $133,000, of which $129,000 was attributable to our consigned inventory, representing 15% of the value of our consigned inventory, and $4,000 was attributable to our inventory on hand, representing 1% of the value of our inventory on hand. We had no reserves for lower-of-cost-or-market at December 31, 2009. Our inventory turnover for consigned inventory was 2.3 times in 2010 as compared to 4.0 times in 2009.

Litigation and Other Contingencies

We disclose material contingencies deemed to be reasonably possible and accrue loss contingencies when, in consultation with our legal advisors, we conclude that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 11 to our consolidated financial statements included elsewhere in this report.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards.  We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized.  Each quarter we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.

We recognize liabilities for uncertain tax positions based on a two-step process.  To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements.  If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes.  The actual liability for unrealized tax benefit in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits and materially affect our operating results.

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

●	The last two columns in each table show the results for each period as a percentage of net sales.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales for
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(in thousands)
Net sales	$5,925	$10,332	$(4,407)	(42.7)%	100.0%	100.0%
Cost of sales	4,405	6,916	2,511	36.3%	74.3%	66.9%
Gross profit	1,520	3,416	(1,896)	(55.5)%	25.7%	33.1%
Selling, marketing and advertising expenses	419	676	257	38.0%	7.1%	6.5%
General and administrative expenses	1,821	2,275	454	20.0%	30.7%	22.0%
Depreciation and amortization	51	53	2	3.8%	0.9%	0.5%
Operating income (loss)	(771)	412	(1,183)	(287.1)%	(13.0)%	4.0%
Other expense	7	4	(3)	(75.0)%	0.1%	-
Income (loss) from operations before provision for income taxes	(778)	408	(1,186)	(290.7)%	(13.1)%	3.9%
Provision for income taxes	1	1	-	-	-	-
Net income (loss)	$(779)	$407	$(1,186)	(291.4)%	(13.1)%	3.9%

Net Sales.  The $4,405,000 decrease in net sales in 2010 as compared to 2009 was primarily the result of a substantial decline in sales of our optical and magnetic data storage products resulting from intense pricing pressures and declines in sales of our other consumer electronics products.  We have discontinued sales of our magnetic data storage products.

Net sales of our optical data storage products decreased by $4,111,000, or 43%, to $5,546,000 in 2010 as compared to $9,657,000 in 2009, however, our average unit sales price for our optical data storage products increased to $59.88 in 2010, or 6%, from $56.74 in 2009 because we were unable to implement sales incentives to generate additional volume. Also contributing to the decrease in sales of our optical data storage products was pricing pressure primarily from original equipment manufacturers.  We sold a total of 93,000 optical data storage units in 2010 as compared to 170,000 units in 2009, a decrease of approximately 45%.

Net sales of our magnetic data storage products decreased by $412,000, or 61.5%, to $258,000 in 2010 as compared to $670,000 in 2009, and our average unit sales price for our magnetic data storage products decreased to $21.95 in 2010, or 29%, from $30.71 in 2009. The declines in sales of our magnetic data storage products and our average unit sales price are attributable to intense price competition experienced throughout 2010. We sold a total of 12,000 magnetic data storage units in 2010 as compared to 21,000 units in 2009, a decrease of approximately 43%.

Gross Profit. Our gross profit decreased $1,896,000, or 56%, to $1,520,000 in 2010 as compared to $3,416,000 in 2009. Our gross profit margin decreased to 26% in 2010 as compared to 33% in 2009. The decrease in gross profit is primarily attributable to the substantial decrease in net sales of our data storage products in 2010. The decrease in our gross profit margin is primarily attributable to higher product costs, which were 71% of net sales in 2010 as compared to 65% of net sales in 2009, as we were unable to receive more advantageous volume pricing from our suppliers and subcontract manufacturers due to our reduced purchase volumes. The decrease in our gross profit margin also resulted from obsolescence and valuation adjustments for consigned inventory which were nearly 4% of net sales in 2010 as compared to less than 1% of net sales in 2009.

Sales incentives and market development funds and cooperative advertising costs, rebate promotion costs and slotting fees decreased by $199,000 to $584,000, or 9% of gross sales, in 2010 as compared to $783,000, or 7% of gross sales, in 2009.

At December 31, 2010, we realized inventory valuation adjustments for lower-of- cost-or-market in an aggregate of $133,000, or approximately 4% of net sales in 2010 compared to less that 1% in 2009, of which $129,000, or 15% of our consigned inventories at December 31, 2010, was attributable to our consigned inventory and $4,000, or 1% of our inventory on hand at December 31, 2010, was attributable to our inventory on hand, all of which is included in cost of sales. We had no reserves for lower-of- cost-or-market at December 31, 2009.

Our inventory obsolescence, shrinkage and scrap expenses, which are included in cost of sales, totaled a recovery of $15,000 in 2010 as compared to a recovery of $29,000 in 2009. These recoveries result from our adjustment of the value of slow-moving and obsolete inventory.

Selling, Marketing and Advertising Expenses. The decrease in selling, marketing and advertising expenses of $257,000, or 38%, is primarily the result of our declining sales and due to decreases of $144,000 in shipping and handling expenses, $58,000 in outside sales commissions, $33,000 in wages and benefits, $18,000 in sales and customer expenses, $2,000 in trade show expenses, and $2,000 in travel expenses.

General and Administrative Expenses. The decrease in general and administrative expenses of $454,000 is primarily due to decreases of $118,000 in legal expenses, $89,000 in finance charges, $75,000 in audit fees, $55,000 in outside services expenses, $54,000 in facilities costs, $31,000 in insurance premiums,$19,000 in wages and benefits, $14,000 in travel and entertainment expenses, $8,000 in miscellaneous supplies and expenses, and $2,000 in financial relations expenses, all of which were partially offset by a decrease of $6,000 in recovery of bad debt and increases of $3,000 in system support expenses and $2,000 in bank charges.

Other Expense. Our other expense increased by approximately $3,000. This increase was due to a decrease of $3,000 in other income and an increase in other expenses of $6,000.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically been cash provided by operations and borrowings under our bank and trade credit facilities.  Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future. As of December 31, 2010, we had working capital of $1,417,000, an accumulated deficit of $34,473,000, cash and cash equivalents of $634,000 and net accounts receivable of $123,000. This compares to a working capital deficit of $2,053,00, an accumulated deficit of $33,693,000, cash and cash equivalents of $446,000 and net accounts receivable of $655,000 as of December 31, 2009. The change in working capital at December 31, 2010 as compared to a working capital deficit at December 31, 2009 primarily results from our reclassification of the accounts payable – related party in the amount of $4,134,000 from current liabilities to long-term liabilities. See “—Credit Facility—BTC USA” below.

As of February 28, 2011, we had cash on hand of only $368,000 and a credit facility limited to $1,500,000.  We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

●	if our capital requirements or cash flow vary materially from our current projections;
●	if we are unable to timely collect our accounts receivable;
●	if we are unable to sell-through inventory currently in our sales channels as anticipated;
●	if we are unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

If our net losses continue or increase, we could experience significant additional shortages of liquidity and our ability to purchase inventory and to operate our business may be significantly impaired, which could lead to further declines in our results of operations and financial condition. Inability to fund our operations may require us to substantially curtail our operations and may require that we seek protection under the United States Bankruptcy Code, which will likely result in a complete loss of any investment in shares of our common stock.

Our consolidated financial statements as of and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have limited working capital and substantial stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with our customers, subcontract manufacturers and suppliers to sell through our sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in our sales channels.

Cash Flows

The following table summarizes our cash flows for the periods presented:
	Year Ended December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$188,411	$22,381
Investing activities	(565)	(2,201)
Financing activities	−	−
Net increase in cash and cash equivalents	$187,846	$20,180

Cash provided by operating activities.  The $188,411 in cash provided by our operating activities for 2010 does not accurately reflect the underlying weakness we experienced in our business during 2010.  Moreover, the increase in cash provided by our operating activities for 2009 as compared to 2008 did not accurately reflect the strengthening in our business during 2009 as a result of the introduction of the new optical data storage products directed at the emerging netbook market.

Our business in 2010 was characterized in large part by substantial declines in sales for all of our product lines. However, we generated cash from our operating activities in 2010 and made only minimum payments to our related party supplier in 2010 and as of December 31, 2010, we owed the related party $4,194,000.  See “—Credit Facility—BTC USA” below. As our sales weakened during 2010, inventory management of our consigned inventory became more difficult and resulted in substantial reductions in the value of our inventory at December 31, 2010. In addition, at the end of 2010 and during the first quarter of 2011, we were required to replace a substantial portion of our consigned inventory with an enhanced model which also resulted in returns of older models. We increased our reserves for lower-of-cost-or- market in response these product replacements and returns.

We continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made minimal payments to our related party supplier in 2010 as compared to no payments to our related party supplier in 2009.  As of December 31, 2009, we owed the related party $4,388,000.  See “—Credit Facility—BTC USA” below.

Cash used in investing activities.  The change in cash used in our investing activities in 2010 resulted from an increase of $565 in equipment purchases.

Cash provided by financing activities.  We conducted no financing activities in either 2010 or 2009 as we did not borrow any funds under credit facilities during those periods. Our credit facility with Bay View Funding is a factoring relationship and therefore does not impact cash provided by or used in our financing activities.

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

There was no outstanding balance under the credit facility as of December 31, 2010 or as of the filing of this report.

Credit Facility — BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is one of our former directors.  We did not make any purchases under this arrangement during the years ended December 31, 2010 and 2009. As of December 31, 2010, there were $4,194,000 in trade payables outstanding under this arrangement. On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  We classified the payments due within one year as a current liability and classified the balance due as a long-term liability. I/OMagic and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Liquidity Impact of Consignment Sales Model

We retain most risks of ownership of our consignment inventory.  These products remain our inventory until their sale by our customers. For example, Staples returned a substantial amount of inventory in the first quarter of 2011 in exchange for updated product models. The return of this inventory resulted in significant inventory valuation adjustments caused by the declining value of the inventory, principally, our optical data storage products.  As a result, for the year ended December 31, 2010, adjustments for lower-of-cost-or-market were $129,000, which were included in cost of sales, as compared to no such adjustments for the year ended December 31, 2009. In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory.  If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products.  In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products.  If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.  During 2010 our inventory turnover for consigned inventory was 2.3 compared to inventory turnover for consigned inventory of 4.0 in 2009.

Backlog

Our backlog at December 31, 2010 and 2009 was $18,000 and $428,000, respectively. The substantial decrease in backlog is a function of customer inventory levels based on near-term inventory restocking requirements. Based on historical trends, we anticipate that our December 31, 2010 backlog may be reduced by approximately 10%, or approximately $2,000, to a net amount of $16,000 as a result of returns and reclassification of certain expenses as reductions to net sales. Our backlog may not be indicative of our actual sales beyond a rotating six-week cycle. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers. The shipment of these orders for non-consignment customers or the sell-through of our products by consignment customers causes recognition of the purchase commitments as revenue. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner, that customers will not cancel purchase orders, or that we will ultimately recognize as revenue the amounts reflected as backlog based upon industry trends, historical sales information, returns and sales incentives.

Impact of New Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board, or FASB, ratified the Emerging Issues Task Force final consensus on Issue No. 08-9, Milestone Method of Revenue Recognition. The guidance in this consensus allows milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating this new consensus.

In February 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends ASC Subtopic 855-10, Subsequent Events – Overall. ASU No. 2010-09 requires a Securities and Exchange Commission filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU No. 2010-09. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for our third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence, or VSOE, and verifiable objective evidence (now referred to as third-party evidence, or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for our first quarter of fiscal year 2011. However, early adoption is allowed. We are currently evaluating the impact of adopting this update on our consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The name, age and position held by our sole executive officer and director as of February 28, 2011 and his business experience is as follows:

Name	Age	Titles
Tony Shahbaz	48	Chairman of the Board, President, Chief Executive Officer, Acting Chief Financial Officer, Secretary and Sole Director

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

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2010 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2010 were complied with.

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

During 2010, our board of directors held no meetings.

Our board of directors has established Audit, Compensation and Nominating Committees. Each committee has a written charter that is to be reviewed and revised as appropriate.

Audit Committee

Our Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and reviews our financial statements for each interim period and for our year end.  Mr. Shahbaz was appointed to the Audit Committee effective December 15, 2008.  The Audit Committee held four meetings during 2010.  Mr. Shahbaz is neither a financial expert nor is Mr. Shahbaz “independent” as defined in NASD Marketplace Rule 4200(a)(15).  As a small company, it has been exceedingly difficult for us to attract an independent member of our board of directors who would qualify as an Audit Committee financial expert.  We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a suitable candidate. The Audit Committee operates pursuant to a charter approved by our board of directors and the Audit Committee, according to the rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our Compensation Committee does not presently have any members. The Compensation Committee did not hold any meetings during 2010.  The Compensation Committee is to operate pursuant to a charter approved by our board of directors and the Compensation Committee.

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

The Nominating Committee held no meetings during 2010.  The Nominating Committee is to operate pursuant to a charter approved by our board of directors and the Nominating Committee.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our principal executive officer and our principal financial officer (collectively, the “named executive officer”), for all services rendered in all capacities to us for the years ended December 31, 2010, 2009 and 2008.

Name and Principle Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
Tony Shahbaz(3)	2010	$198,500	$—	$—	$	—(5)	$198,500
President, Chief Executive Officer, Acting Chief	2009	$198,500	$32,000(4)	$13,582	$	—(5)	$244,082
Financial Officer and Secretary	2008	$198,500	$—	$24,594	$	—(5)	$223,094
_______________
(1)
Amounts shown do not reflect compensation actually received by the named executive officer.  Instead, the amounts shown are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the value of stock and stock option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.  The options were issued under our 2002 and 2003 Stock Option Plans and, as of the filing of this report, are expired.

(2)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for Mr. Shahbaz.
(3)	Mr. Shahbaz was appointed as Acting Chief Financial Officer effective December 15, 2008.
(4)
Amount represents cash bonus payable to Mr. Shahbaz pursuant to his employment agreement in respect of our quarterly net income in 2009.  This amount was accrued but unpaid as of December 31, 2009 and was paid in 2010.

(5)
Mr. Shahbaz is entitled to an automobile allowance in the amount of $1,200 per month under his Employment Agreement.  However, in lieu of this allowance, Mr. Shahbaz used until December 2006, an automobile we purchased in August 2005 for $84,597. In December 2006, we traded this automobile in against another automobile that Mr. Shahbaz uses. We purchased, for Mr. Shahbaz’s use, the second automobile for $68,035, not including the trade-in value of the first vehicle.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards made to the named executive officer during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officer as of December 31, 2010.

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

Compensation of Employee Director

Mr. Shahbaz was compensated as a full-time employee and officer but received no additional compensation for service as a board member during 2010.  Information regarding the compensation awarded to Mr. Shahbaz is included in the “Summary Compensation Table” above.

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

Our Articles also provide that a director of I/OMagic Corporation shall not be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent exemption from limitation or liability is not permitted under the Nevada Revised Statutes. Any amendment, modification or repeal of this provision by our stockholders would not adversely affect any right or protection of a director of I/OMagic Corporation in respect of any act or omission occurring prior to the time of the amendment, modification or repeal. Our Articles do not, however, eliminate or limit a director’s liability for any act or omission involving intentional misconduct, fraud or a knowing violation of law, or the payment of unlawful distributions to stockholders. Furthermore, they do not limit liability for claims against a director arising out of the director’s responsibilities under the federal securities laws or any other law. However, we have purchased directors’ and officers’ liability insurance to protect our directors and executive officers against liability under circumstances specified in the policy.

Section 2115 of the California General Corporation Law, or the California Code, provides that corporations such as I/OMagic Corporation that are incorporated in jurisdictions other than California and that meet various tests are subject to several provisions of the California Code, to the exclusion of the law of the jurisdiction in which the corporation is incorporated. We believe that as of December 31, 2010, we met the tests contained in Section 2115. Consequently, we are subject to, among other provisions of the California Code, Section 317 which governs indemnification of directors, officers and others. Section 317 generally eliminates the personal liability of a director for monetary damages in an action brought by or in the right of I/OMagic Corporation for breach of a director’s duties to I/OMagic Corporation or our stockholders except for liability:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 28, 2011, a total of 4,540,292 shares of our common stock were outstanding.  The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership of Class		Percent of Class
Tony Shahbaz	Common	2,339,759	(2)	51.5%
Steel Su	Common	573,461	(3)	12.6%
BTC Korea Co., Ltd.	Common	375,529		8.3%
Citrine Group Limited	Common	340,818	(4)	7.5%
All directors and executive officers as a group (1 person)	Common	2,339,759		51.5%
_______________
(1)
The address of Mr., Shahbaz, who is an executive officer and the sole director of I/OMagic Corporation, is c/o I/OMagic Corporation, 4 Marconi, Irvine, California 92618.  The address of BTC Korea Co., Ltd. is 160-5, Kajwa-Dong Seo-Ku, Incheon City, Korea.

(2)
Consists of: (i) 493,462 shares of common stock held individually by Mr. Shahbaz; (ii) 1,240,423 shares of common stock held by Susha, LLC, a California limited liability company, or Susha California; (iii) 566,668 shares of common stock held by Susha, LLC, a Nevada limited liability company, or Susha Nevada; and (iv) 39,206 shares of common stock held by King Eagle Enterprises, Inc., a California corporation. Mr. Shahbaz has sole voting and sole investment power over all of the shares held by Susha California, Susha Nevada and King Eagle Enterprises. Mr. Shahbaz and Behavior Tech Computer Corp. are equal owners of the membership interests in Susha California and Susha Nevada.

(3)
Consists of 406,794 shares of common stock held individually by Mr. Su and 166,667 shares of common stock held by Behavior Tech Computer (BVI) Corp. Mr. Su is the Chief Executive Officer of Behavior Tech Computer Corp. and has sole voting and sole investment power over the shares held by Behavior Tech Computer (BVI) Corp.

(4)
Consists of 340,818 shares of common stock held by Citrine Group Limited, a wholly owned subsidiary of Ritek Corporation.  Mr. Dar Cheng has sole voting and sole investment power over the shares held by Citrine Group Limited.  The address for Mr. Cheng is c/o Citrine Group Limited, No. 42, Kuanfu N. Road, 30316 R.O.C., HsinChu Industrial Park, Taiwan.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	9,275	$3.50	524,059
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

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

General

Other than as described below or elsewhere in this report, since January 1, 2009 there has not been a transaction or series of related transactions to which I/OMagic Corporation was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.  None of the below transactions were separately approved by our board of directors as they occurred prior to our adoption of our policies and procedures for approval of related party transactions.

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

BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis. We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is one of our former directors.  We did not make any purchases under this arrangement during the years ended December 31, 2010 and 2009. As of December 31, 2010, there were $4,194,000 in trade payables outstanding under this arrangement. On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  We classified the payments due within one year as a current liability and classified the balance due as a long-term liability. I/OMagic and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Item 14.  Principal Accounting Fees and Services.

The following table presents the aggregate fees paid by us for professional audit services rendered by Simon & Edward, LLP for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees	$118,988	$193,908
Audit-Related Fees	—	—
Tax Fees	3,000	3,482
All Other Fees	—	—
Total	$121,988	$197,390

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

Our Audit Committee has determined that all non-audit services provided by Simon & Edward, LLP were compatible with maintaining that firm’s audit independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2010 and 2009, all services performed by Simon & Edward, LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

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

We have audited the accompanying consolidated balance sheets of I/OMagic Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010.  Our audits also include the financial statement Schedule II.  I/OMagic Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/OMagic Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ SIMON & EDWARD, LLP

City of Industry, California
March 4, 2011

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$633,521	$445,675
Accounts receivable, net	122,552	654,582
Inventories	1,073,716	1,682,022
Prepaid expenses and other current assets	70,587	197,404
Total current assets	1,900,376	2,979,683
Property and Equipment, net	88,605	139,089
Other non-current assets	28,532	37,503
Total assets	$2,017,513	$3,156,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable, accrued expenses and other	$422,568	$570,107
Accounts payable - related party	60,000	4,388,253
Capital lease obligations – current portion	-	13,704
Accrued mail-in rebates	1,000	4,375
Total current liabilities	483,568	4,976,439
Long-Term Liabilities
Sub-lease deposit	9,703	9,703
Accounts payable – related party	4,133,553	-
Total long-term liabilities	4,143,256	9,703
Total liabilities	4,626,824	4,986,142
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(34,472,503)	(33,693,059)
Total stockholders’ deficit	(2,609,311)	(1,829,867)
Total liabilities and stockholders’ deficit	$2,017,513	$3,156,275

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Net sales	$5,925,357	$10,331,740
Cost of sales	4,405,295	6,916,337
Gross profit	1,520,062	3,415,403
Operating expenses
Selling, marketing, and advertising	418,937	675,956
General and administrative	1,821,660	2,275,014
Depreciation and amortization	51,049	52,830
Total operating expenses	2,291,646	3,003,800
Income (loss) from operations	(771,584)	411,603
Other income (expense)
Interest income (expense)	581	(1,169)
Currency transaction loss	-	(2,762)
Other income (expense)	(7,641)	284
Total other income (expense)	(7,060)	(3,647)
Income (loss) before provision for income taxes	(778,644)	407,956
Provision for income taxes	800	800
Net income (loss)	$(779,444)	$407,156
Basic and diluted income (loss) per share	$(0.17)	$0.09
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balances at December 31, 2008	4,540,292	$4,541	$31,842,567	$-	$(34,100,215)	$(2,253,107)
Share-based compensation expense	-	-	16,084	-	-	16,084
Net income	-	-	-	-	407,156	407,156
Balances at December 31, 2009	4,540,292	$4,541	$31,858,651	$-	$(33,693,059)	$(1,829,867)
Net loss	-	-	-	-	(779,444)	(779,444)
Balances at December 31, 2010	4,540,292	$4,541	$31,858,651	$-	$(34,472,503)	$(2,609,311)

See accompanying notes to these consolidated financial statements

I/OMAGIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(779,444)	$407,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,049	52,830
Allowance for doubtful accounts	-	(1,053)
Allowance for product returns	(210,880)	(8,607)
Reserve for sales incentives	1,994	(23,831)
Accrued point-of-sale rebates	49,953	(116,705)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(41,634)	(36,470)
Allowance for obsolete inventory	166,353	(292,177)
Share based compensation expense	-	16,084
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	732,597	571,679
Inventory	441,953	134,874
Prepaid expenses and other current assets	126,817	(95,709)
Other assets	8,971	4,425
Accounts payable, accrued expenses and other	(147,539)	(282,887)
Accounts payable – related party	(194,700)	(215,885)
Deferred revenue	-	(26,400)
Capital leases	(13,704)	(54,942)
Accrued mail-in rebates	(3,375)	(19,705)
Sub-lease deposit	-	9,703
Net cash provided by operating activities	188,411	22,380

Cash flows from investing activities
Restricted cash	-	-
Equipment additions	(565)	(2,200)
Net cash used in investing activities	(565)	(2,200)

Cash flows from financing activities
Net payments on line of credit	-	-
Net cash provided by financing activities	-	-
Net increase in cash and cash equivalents	187,846	20,180
Cash and cash equivalents at beginning of year	445,675	425,495
Cash and cash equivalents at end of year	$633,521	$445,675

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,169
Income taxes paid	$800	$800

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $779,000 in for the year ended December 31, 2010, as compared to net income of $407,000 for the year ended December 31, 2009. Prior to December 31, 2009, the Company had experienced net losses for the years ended December 31, 2008 and 2007, of $4,252,000 and $4,752,000, respectively, and experienced net losses in each of the prior seven years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At December 31, 2010, the Company had cash and cash equivalents of $634,000. As of February 28, 2011, the Company had cash and cash equivalents of only $368,000 and a credit facility limited to $1,500,000. As of those dates, the Company also had significant long-term liabilities.

Accordingly, the Company has limited liquidity and access to capital.  The Company has insufficient liquidity to fund its operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund the Company’s operations for a period significantly shorter than twelve months:

●	if our capital requirements or cash flow vary materially from our current projections;
●	if we are unable to timely collect our accounts receivable;
●	if we are unable to sell-through inventory currently in our sales channels as anticipated;
●	if we are unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

The Company’s inability to fund its operations may require the Company to substantially curtail its operations and may require that the Company seek protection under the United States Bankruptcy Code.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s independent registered public accounting firm has issued a report expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with its customers, subcontract manufacturers and suppliers to sell through the Company’s sales channels, negotiating suitable repayment terms for outstanding obligations owed to a related party supplier, seeking new equity capital and new vendor partnerships, timely collection of existing accounts receivable, and sell-through of inventory currently in the Company’s sales channels.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other, accounts payable-related parties and accrued mail-in rebates, the carrying amounts approximate fair value due to their short maturities.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

The Company’s inventories are stated at the lower-of-cost-or-market price.  The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  At December 31, 2010, the Company realized an aggregate of $133,000 for lower-of-cost-or-market adjustments, of which $129,000 was attributable to its consigned inventory, representing 15% of the value of its consigned inventory, and $4,000 was attributable to its inventory on hand, representing 1% of the value of its inventory on hand. These amounts were included in cost of sales for the year ended December 31, 2010. The Company had no such adjustments for the year ended December 31, 2009.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s warehouse supervisor, production supervisor and purchasing manager physically review the Company’s warehouse inventory for damaged inventory-related items on a monthly basis. Inventory-related items (such as sleeves, manuals or broken products no longer under warranty from the Company’s subcontract manufacturers and suppliers) that are considered obsolete or damaged are reviewed by these personnel together with the Company’s Controller or Chief Financial Officer. At the discretion of the Company’s Controller or Chief Financial Officer, these items are physically disposed of and the Company makes corresponding accounting adjustments resulting in inventory adjustments. In addition, on a monthly basis, the Company’s detail inventory report and its general ledger are reconciled by the Company’s Controller and any variances result in a corresponding inventory adjustment. At December 31, 2010, the Company increased its inventory obsolescence reserve by $38,000, or 10% of its inventory on hand, as compared to $29,000, or 5% of its inventory on hand at December 31, 2009.

The Company’s consignment inventory is reviewed by its Controller or its Chief Financial Officer to ensure that recorded costs are not impacted by current market prices for similar products. If it is determined that recorded costs exceed current costs or market values, the recorded costs are reduced to current market prices to establish a new cost basis. The Company’s inventory turnover for consigned inventory was 2.3 times in 2010 compared to inventory turnover of 4.0 times in 2009. At December 31, 2010, the Company increased its reserves for lower-of- cost-or-market by an aggregate of $133,000, of which $129,000 was attributable to the Company’s consigned inventory, representing 15% of the value of its consigned inventory, and $4,000 was attributable to the Company’s inventory on hand, representing 1% of the value of its inventory on hand. The Company had no reserves for lower-of-cost-or-market at December 31, 2009.

Property and Equipment

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for the Impairment of Long-Lived Assets

ASC subtopic 360-10-40, Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets, requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent the Company’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. For the year ended December 31, 2010, the Company did not recognize any impairment of long-lived assets in connection with ASC 360-10-40 based on its reviews.

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

ASC 605 further states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller’s price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. Therefore, consignment sales are recognized when the Company’s customers sell the Company’s products to end-users, at which point the customer incurs an obligation to pay the Company.

Revenue is recognized net of sales tax.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Vendor Consideration Received

The Company accounts for consideration received from its vendors in accordance with ASC subtopic 605-50, Revenue Recognition, Customer Payments and Incentives, because the Company did not receive an identifiable benefit, it reduces its product revenue for marketing promotions, market development funds and cooperative advertising costs.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses advertising costs as incurred. There were no direct advertising costs for the years ended December 31, 2010 and 2009. The Company incurs market development funds, cooperative advertising costs and cross-dock fees from time to time but does not allocate these expenses to advertising costs as the Company does not receive identifiable benefits from these expenses.

Shipping and Handling Costs

Shipping and handling costs incurred in a sales transaction to ship products to a customer are included in selling, marketing and advertising expenses.  For the years ended December 31, 2010 and 2009, shipping and handling costs were $183,000 and $327,000, respectively, or 3% of net sales for each of those periods. Amounts billed to customers for shipping and handling are included in revenues. For the years ended December 31, 2010 and 2009, shipping and handling costs billed to customers were nominal.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation and Other Contingencies

The Company discloses material contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, the Company concludes that a loss is probable and reasonably estimable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See “Note 11 – Commitments and Contingencies.”

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

For the year ended December 31, 2010 a total of 9,275 stock options outstanding were not included in the computations of diluted net loss per share because the effect would have been anti-dilutive.  For the year ended December 31, 2009, a total of 133,300, stock options and warrants outstanding were excluded from the computations of diluted net income per share because the exercise prices of the options were higher than the market price of the Company’s common stock.

Recently Issued Accounting Pronouncements

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends ASC Subtopic 855-10, Subsequent Events – Overall. ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU No. 2010-09. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (now referred to as third-party evidence, or “TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed. The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments at December 31, 2010 and 2009:

	2010			2009
	Carrying Value	Fair Value	Measurement Approach	Carrying Value	Fair Value
Cash and cash equivalents	$633,521	$633,521	Level 1	$445,675	$445,675
Accounts receivable	122,552	122,552	Level 1	654,582	654,582
Inventory	1,073,716	1,073,716	Level 1	1,682,022	1,682,022
Prepaid expenses and other current assets	70,587	70,587	Level 1	197,404	197,404
Accounts payable, accrued expenses and other	422,568	422,568	Level 1	570,107	570,107
Accounts payable - related party	4,193,553	4,193,553	Level 1	4,388,253	4,388,253
Capital lease obligations - current portion	-	-	Level 1	13,704	13,704
Accrued mail-in rebates	1,000	1,000	Level 1	4,375	4,375
Sub-lease deposit	9,703	9,703	Level 1	9,703	9,703

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

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of December 31, 2010, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

There were no changes in the Company’s valuation techniques during the year ended December 31, 2010.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – CONCENTRATION OF RISK

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances in several banks and a financial institution located in Southern California that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 per bank and by the Securities Investor Protection Corporation up to $500,000 per financial institution, including a maximum of $100,000 for cash.  As of December 31, 2010 and 2009, balances totaling $331,605 and $141,213, respectively, were uninsured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

As of December 31, 2010, the Company had a retailer, two distributors and a non-retail customer that collectively represented 89.2% of accounts receivable. The amounts due from the retailer, two distributors and non-retail customer were 33.7%, 26.1%, 18.9% and 10.5% of gross accounts receivable, respectively.

As of December 31, 2009, the Company had a retailer and two distributors that collectively represented 94.8% of accounts receivable. The amounts due from the retailer and two distributors were 41.7%, 33.5% and 19.6% of gross accounts receivable, respectively.

Retailers and Distributors

For the years ended December 31, 2010 and 2009, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 91% and 88% of the Company’s net sales for 2010 and 2009, respectively.

Related Parties

For the years ended December 31, 2010 and 2009, the Company purchased no inventory from a related party.

As of December 31, 2010 and 2009, there were $4,194,000 and $4,388,000, respectively, in trade payables outstanding to BTC USA, an affiliate of BTC, which is a stockholder of the Company.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Accounts receivable	$549,432	$1,282,029
Less: Allowance for doubtful accounts	-	-
Allowance for product returns	(94,823)	(305,703)
Reserve for sales incentives	(35,640)	(33,646)
Accrued point-of-sale rebates	(231,599)	(181,646)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(64,818)	(106,452)
Total	$122,552	$654,582

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

Inventory as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Component parts	$29,442	$48,176
Finished goods—warehouse	363,375	696,496
Finished goods—consigned	857,899	947,997
	1,250,716	1,692,669
Less:Allowance for obsolete and slow–moving inventory	(177,000)	(10,647)
Total	$1,073,716	$1,682,022

Consigned inventory is located at the stores and distribution centers of certain customers with which the Company has consignment agreements. The inventory is owned by the Company until sold by a customer.

The Company realized $129,000 of lower-of-cost-or-market adjustments to its consigned inventories, $4,000 of lower-of-cost-or-market adjustments of inventory on hand and reserved $44,000 for obsolete and slow-moving inventory for the year ended December 31, 2010, all of which were included in cost of sales, but realized no lower-of-cost-or-market adjustments to its inventories for the year ended December 31, 2009.

NOTE 7 – PROPERTY AND EQUIPMENT

Equipment as of December 31, 2010 and 2009, consisted of the following:

	2010	2009
Computer equipment and software	$277,163	$979,623
Warehouse equipment	112,343	138,065
Office furniture and equipment	191,338	281,155
Vehicles	68,035	74,742
Leasehold improvements	104,521	106,633
	753,400	1,580,218
Less:Accumulated depreciation	(664,795)	(1,441,129)
Total	$88,605	$139,089

The Company adjusted its fixed assets at June 30, 2010 to reflect fully depreciated assets that had been abandoned or are no longer used. These adjustments resulted in reducing the December 31, 2009 balances by $827,383 as indicated above. There were $565 and $2,200 of additions to fixed assets during the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – LINE OF CREDIT

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and 2009, consisted of the following:

	2010	2009

Trade accounts payable	$283,873	$365,074
Accrued compensation and related benefits	107,945	144,627
Other	30,750	60,406
Total	$422,568	$570,107

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCOUNTS PAYABLE – RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is a former director of the Company. The Company made no purchases under this arrangement during the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, there were $4,194,000 and $4,388,000, respectively, in trade payables outstanding under this arrangement. On July 20, 2010, the Company agreed to make a one-time payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  In accordance with the repayment schedule, the Company classified the payments due within one year as a current liability and the balance due in excess of one year as a long-term liability on its balance sheet. The Company and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Future minimum lease payments under this non-cancelable operating lease at December 31, 2010, were as follows:

Year Ending December 31,

2011	$392,604
2012	404,384
Total	$796,988

Rent expense was $257,320 and $261,716 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 6, 2009, the Company entered into a sub-lease for approximately 30% of its facility with a term of 18 months and an option to renew for an additional 22 months.  The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period is $160,578.  In addition to the base rent, the sub-tenant is required to pay its proportionate share of the monthly operating expenses related to the facility. The sub-tenant provided a notice of its intent to terminate the sub-lease in August 2010, but continues to sub-lease the space on a month-to-month basis on the same terms and conditions.

Capital Lease Obligations

The Company currently has no capital lease obligations.

Financial Agreements

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding on November 11, 2009. The Sale of Accounts and Security Agreement provides for an accounts receivable-based credit facility. As of December 31, 2010, no amounts were outstanding under the facility.

Service Agreements

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company’s common stock or a warrant to purchase shares of the Company’s common stock. During the years ended December 31, 2010 and 2009, the Company incurred expenses of $161,361 and $209,467, respectively, in connection with such arrangements. These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Employment Contract

The Company entered into an employment agreement with one of its officers on October 15, 2002, the initial term of which expired on October 15, 2007. The contract automatically renewed for one year and will continue to renew for successive one year periods unless expressly terminated by either party.  The agreement, which was effective as of January 1, 2002, calls for an initial salary of $198,500, and provides for certain expense allowances. In addition, the agreement provides for a quarterly bonus equal to 7% of the Company’s quarterly net income. For the year ended December 31, 2010, no bonus was accrued under this agreement. For the year ended December 31, 2009, a bonus of $32,000 was accrued under this agreement and was paid in 2010.

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010 and 2009, the Company incurred $262,154 and $377,616, respectively, related to its retail agreements with certain customers. These amounts are netted against revenue in the accompanying consolidated statements of operations.

The Company has obligations to one of its customers to provide “back-end” market development funds if the customer exceeds certain purchase thresholds. The Company reviews this commitment on a quarterly basis to determine the probability of the customer exceeding the thresholds. If in management’s opinion, the thresholds will be exceeded, additional accruals will be required to account for these “back-end” fees. As of December 31, 2010 and 2009, no such fees were incurred or accrued.

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

Legal Matters

In addition to the matter described below, the Company may be involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any currently pending matters, other than the matter described below, will have a material effect on the Company’s financial condition, results of operations or cash flows.

On November 10, 2008, Circuit City Stores, Inc. and related parties (collectively, “Circuit City”), filed voluntary petitions in the United Stated Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the “Court”) for relief under chapter 11 of the United States Bankruptcy Code.

On December 5, 2008, the Company filed a claim against Circuit City seeking priority under Bankruptcy Code section 503(b)(9) in respect of $61,000 based on, among other things, various over deductions for returned merchandise, freight charges and vendor deductions totaling approximately $136,000. The Court reclassified the Company’s claim in its entirety as a general unsecured, non-priority claim.

The Court confirmed Circuit City’s bankruptcy plan on September 10, 2010. The plan became effective on November 1, 2010.

On November 8, 2010, Alfred H. Siegel, Trustee of the Circuit City Stores, Inc. Liquidating Trust, filed with the Court a Complaint to Recover Amounts Owing to the Estate and Objection to Claim against the Company. The Trustee claims that the Company owes at least $75,000 for chargebacks and returns in connection with goods transacted between the Company and Circuit City and alleges breach of contract and unjust enrichment/quasi contract. The Trustee also alleges other customary causes of action and objects to the claim the Company filed against Circuit City on December 5, 2008. The Trustee also filed an action, which has been approved by the Court, to compel mediation.

On January 21, 2011, the Company filed an answer to Circuit City’s claim and reasserted the Company’s claim for recovery of various over deductions for returned merchandise, freight charges and vendor deductions which would offset the claim by the Trustee in its entirety. The Company intends to vigorously defend against the Trustee’s claims. However, given the Company’s precarious financial condition, in the event the Trustee prevails in its claim and the Company is required to pay the amount allegedly owed, the Company will suffer a material adverse effect on its financial condition and cash flows.

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts.

NOTE 12 – PREFERRED STOCK

In December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock.  The Series A preferred stock does not have any voting power but any holder thereof would be entitled to receive dividends on an equal basis with the holders of the Company’s common stock.  The Series B preferred stock has the same rights as the Series A preferred stock, except the Company would be obligated to redeem any issued shares that have been outstanding for two years.  At December 31, 2010 and 2009, no shares of Series A or Series B preferred stock were outstanding.

NOTE 13 – COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock Issued in Connection with the Exercise of Options

During the years ended December 31, 2010 and 2009, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

Warrants

The Company has no outstanding warrants as of December 31, 2010 and did not issue any warrants during the years ended December 31, 2010 and 2009.

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

A summary of option and warrant activity under the Plans for the years ended December 31, 2010 and 2009 is presented below:

Options and Warrants	Shares	Average Exercise Price	Remaining Contractural Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	286,824	$3.15	1.6	$-
Granted	-
Exercised	-
Forfeited	153,524	$3.47
Outstanding at December 31, 2009	133,300	$2.77	0.8	$-
Exercisable at December 31, 2009	133,300	$2.77	0.8
Vested or expected to vest at December 31, 2009	133,300	$2.77	0.8
Granted	-
Exercised	-
Forfeited	124,025	$2.71
Outstanding at December 31, 2010	9,275	$3.50	3.3	$-
Exercisable at December 31, 2010	9,275	$3.50	3.3
Vested or expected to vest at December 31, 2010	9,275	$3.50	3.3

Aggregate intrinsic value excludes those options that are not “in-the-money.” Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

There were no options exercised during the years ended December 31, 2010 and 2009.  When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

As of December 31, 2010 and 2009, there were no unrecognized compensation costs related to outstanding non-vested share-based compensation arrangements, including warrants.

The following table is a summary of the stock options and warrants as of December 31, 2010:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$3.50	9,275	9,275	3.25 years	$3.50	$3.50

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

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The components of the income tax provision for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current	$-	$2,000
Deferred	-	-
Total	$-	$2,000

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	December 31,
	2010	2009

Computed "expected" tax provision (benefit)	$(265,000)	$139,000
Income taxes resulting from expenses not deductible for tax purposes	2,000	4,000
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	263,000	(166,000)
State and local income taxes, net of tax benefit	-	25,000
Total	$-	$2,000

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Current deferred tax assets
Allowance for product returns	$168,000	$131,000
Allowance for sales incentives	15,000	14,000
Accrued compensation	26,000	23,000
Inventory	91,000	240,000
Other	106,000	137,000
Valuation allowance	(406,000)	(545,000)
Net current deferred tax assets	-	-

Long-term deferred tax assets
Net operating loss carryforward	$13,583,000	$15,344,000
Amortization of trademarks	-	1,446,000
State taxes effect of deferred tax assets	(777,000)	(959,000)
Valuation allowance	(12,806,000)	(15,831,000)
Net deferred tax assets	$-	$-

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2010 and 2009, the valuation allowance for deferred tax assets totaled approximately $13,212,000 and $16,376,000, respectively. For years ended December 31, 2010 and 2009, the net change in the valuation allowance was $2,205,000 (decrease) and $1,691,000 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $33,472,000 and $24,909,000, respectively, which expire through 2030 and 2020, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company is required to file federal and state income tax returns in the United States.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes.  The Company prepares an accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitations, or upon the occurrence of other events. With few exceptions, the Company is no longer subject to United States federal, state or local, or non-United States income tax examination by tax authorities for tax years before 2006.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized as liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. As of December 31, 2010, such interest and penalties were not material.

If an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s  net deferred tax assets and liabilities.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had no accrual for the payment of interest or penalties.

NOTE 15 – INCOME (LOSS) PER SHARE

The following table sets forth the changes to the computation of basic and diluted earnings per share for the years ending December 31, 2010 and 2009:

	2010	2009
Net income (loss) available to shareholders	$(779,444)	$407,156
Basic income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Basic income (loss) per share	$(0.17)	$0.09
Diluted income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292
Diluted income (loss) per share	$(0.17)	$0.09

I/OMAGIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company made no purchases from a related party. See “Note 10—Accounts Payable—Related Party.”

NOTE 17 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing this Annual Report on Form 10-K and has determined that there are no subsequent events that require disclosure.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Year	Additions Charged to Operations	Deductions from Reserve	Balance, End of Year

Allowance for doubtful accounts
December 31, 2010	$-	$-	$-	$-
December 31, 2009	$1,053	$-	$(1,053)	$-

Allowance for product returns
December 31, 2010	$305,703	$823,509	$(1,034,389)	$94,823
December 31, 2009	$314,310	$454,573	$(463,180)	$305,703

Reserves for sales incentives
December 31, 2010	$321,744	$701,913	$(691,600)	$332,057
December 31, 2009	$498,750	$1,162,777	$(1,339,783)	$321,744

Reserves for obsolete inventory
December 31, 2010	$10,647	$235,906	$(69,553)	$177,000
December 31, 2009	$302,824	$201,938	$(494,115)	$10,647

II-1

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of I/OMagic Corporation filed with the Secretary of State of Nevada on December 6, 2002 (6)
3.2	Amended and Restated Bylaws of I/OMagic Corporation dated July 25, 2002 (1)
10.1	Employment Agreement dated October 15, 2002 between I/OMagic Corporation and Tony Shahbaz (#) (2)
10.2	I/OMagic Corporation 2002 Stock Option Plan (#) (3)
10.3	I/OMagic Corporation 2003 Stock Option Plan (#) (5)
10.4	Standard Industrial/Commercial Single-Tenant Lease-Net dated July 1, 2003 between Laro Properties, L.P. and I/OMagic Corporation (4)
10.5	Form of Indemnification Agreement (7)
10.6	Sale of Accounts and Security Agreement dated October 24, 2008 between I/OMagic Corporation and Rexford Funding, LLC (8)
14.1	I/OMagic Corporation Code of Business Conduct and Ethics dated March 15, 2004 (6)
14.2	I/OMagic Corporation Code of Business Ethics for CEO and Senior Financial Officers dated March 15, 2004 (6)
14.3	Charter of the Audit Committee of the Board of Directors of I/OMagic Corporation dated March 15, 2004 (6)
23.1	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
_______________
(*)	Filed herewith.
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-27267).
(2)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-27267).
(3)	Incorporated by reference to Registrant’s definitive proxy statement for the annual meeting of stockholders held November 4, 2002.
(4)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-27267).
(5)	Incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of stockholders held December 18, 2003.
(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 000-27267).
(7)	Incorporated by reference to the Registrant’s registration statement on Form S-1/A No. 1 filed by the Registrant with the Securities and Exchange Commission on July 30, 2004 (Reg. No. 333-115208).
(8)	Incorporated by reference to the Registrant’s current report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 4, 2008 (File No. 000-27267).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

I/OMAGIC CORPORATION

By:	/s/ TONY SHAHBAZ
Tony Shahbaz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TONY SHAHBAZ	President and Chief Executive Officer (principal executive officer),	March 4, 2011
Tony Shahbaz	Acting Chief Financial Officer (principal accounting and financial officer), Secretary and Sole Director

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002