Form 10-Q
period 2011-03-31
I/OMAGIC CORP
filed 2011-04-28
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-27267

I/OMAGIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0773180
(State or other jurisdictionof incorporation or organization)	(I.R.S. EmployerIdentification No.)

4 Marconi, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of April 25, 2011, there were 4,540,292 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

 -i-

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Exhibits Filed with this Report

 -ii-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

I/OMAGIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets
Cash	$293,616	$633,521
Accounts receivable, net	173,030	122,552
Inventories, net	877,204	1,073,716
Prepaid and other current assets	44,652	70,587
Total current assets	1,388,502	1,900,376
Property and equipment, net	78,363	88,605
Other non-current assets	32,291	28,532
Total assets	$1,499,156	$2,017,513
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$253,837	$422,568
Accounts payable – related party	60,000	60,000
Accrued mail-in rebates	1,000	1,000
Total current liabilities	314,837	483,568
Long-term liabilities
Accounts payable – related party	4,118,553	4,133,553
Sub-lease deposit	9,703	9,703
Total long-term liabilities	4,128,256	4,143,256
Total liabilities	4,443,093	4,626,824
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(34,807,129)	(34,472,503)
Total stockholders’ deficit	(2,943,937)	(2,609,311)
Total liabilities and stockholders’ deficit	$1,499,156	$2,017,513

See accompanying notes to these consolidated financial statements.

I/OMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$983,670	$2,286,879
Cost of sales	678,659	1,635,194
Gross profit	305,011	651,685
Operating expenses
Selling, marketing and advertising	91,453	130,145
General and administrative	535,689	493,554
Depreciation and amortization	11,817	13,083
Total operating expenses	638,959	636,782
Income (loss) from operations	(333,948)	14,903
Other income (expense)
Other income (expense)	122	(864)
Total other income (expense)	122	(864)
Income (loss) before provision for income taxes	(333,826)	14,039
Provision for income taxes	800	800
Net income (loss)	$(334,626)	$13,239
Basic and diluted income (loss) per share	$(0.07)	$0.00
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292

See accompanying notes to these consolidated financial statements.

I/OMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(334,626)	$13,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,817	13,083
Allowance for product returns	(1,418)	(44,670)
Reserve for sales incentives	(27,905)	3,062
Accrued point-of-sale rebates	(125,076)	22,788
Accrued market development funds, cooperative advertising costs and cross-dock fees	(53,926)	29,311
Allowance for obsolete inventory	(147,000)	2,475
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	157,847	355,752
Inventories	343,512	(27,318)
Prepaid and other current assets	25,935	48,248
Other non-current assets	(3,759)	14,310
Accounts payable and other accrued expenses	(168,731)	(262,527)
Accounts payable - related party	(15,000)	(124,700)
Capital lease obligations	-	(12,513)
Accrued mail-in rebates	-	5,805
Net cash provided by (used in) operating activity	(338,330)	36,347
Cash flows from investing activities
Equipment additions	(1,575)	-
Net cash used in investing activities	(1,575)	-
Net increase (decrease) in cash	(339,905)	36,347
Cash at beginning of period	633,521	445,675
Cash at end of period	$293,616	$482,022

Supplemental disclosures of cash flow information:
Interest Paid	$-	$-
Income Taxes Paid	$800	$800

See accompanying notes to these consolidated financial statements.

I/OMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Nature of Business

I/OMagic Corporation, a Nevada corporation (“I/OMagic” or the “Company”), develops, manufactures through subcontractors or obtains from suppliers, and markets and sells data storage and other consumer electronics products. The Company sells its products in the United States to distributors and retailers (referred to collectively as the Company’s “customers”).

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $334,626 for the three months ended March 31, 2011, as compared to net income of $13,239 for the three months ended March 31, 2010. Additionally, the Company experienced a net loss of $779,000 for the year ended December 31, 2010, as compared to net income of $407,000 for the year ended December 31, 2009. Prior to December 31, 2009, the Company had experienced net losses for the years ended December 31, 2008 and 2007, of $4,252,000 and $4,752,000, respectively, and experienced net losses in each of the prior seven years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At March 31, 2011, the Company had cash of only $294,000. As of April 25, 2011, the Company had cash of only $244,000 and a credit facility limited to $1,500,000. As of those dates, the Company also had significant long-term liabilities.

Accordingly, the Company has limited liquidity and access to capital.  The Company has insufficient liquidity to fund its operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund the Company’s operations for a period significantly shorter than twelve months:

•	if the Company’s capital requirements or cash flow vary materially from its current projections;
•	if the Company is unable to timely collect its accounts receivable;
•	if the Company is unable to sell-through inventory currently in its sales channels as anticipated;
•	if the Company is unable to timely bring new successful products to market; or
•	if other unforeseen circumstances occur.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The report of the Company’s independent registered public accounting firm dated March 4, 2011 contained in the Company’s financial statements as of and for the year ended December 31, 2010 includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in I/OMagic.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of March 31, 2011 and December 31, 2010 consisted only of cash in the amount of $293,616 and $633,521, respectively.

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

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of March 31, 2011, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

There were no changes in the Company’s valuation techniques during the three months ended March 31, 2011.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – CONCENTRATION OF RISK

Product Concentration

During the three months ended March 31, 2011and 2010 the Company’s product offerings were predominantly optical data storage products accounting for approximately 91% and 93% of net sales, respectively.

The Company has experienced intense competition within the data storage product category during 2010 and through the first quarter of 2011. The Company believes it is unable to compete effectively in the market for data storage products. The Company expects sales of its data storage products will be significantly lower in 2011 as compared to 2010, and it ultimately may cease selling data storage products.

As a consequence, the Company is undergoing a significant transition away from data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and other non-electronic accessories for slates, tablets and smart phones, as well as High-Definition Multimedia Interface (HDMI) devices, components and accessories. The Company has thus far been unable to develop new products that have been accepted in the marketplace.

Accounts Receivable

As of March 31, 2011, the Company had a retailer and three distributors that collectively represented 92.0% of gross accounts receivable. At that date, the amounts due from the retailer and three distributors were 40.0%, 24.5%, 17.4% and 10.1% of gross accounts receivable, respectively.

As of March 31, 2010, the Company had a retailer and two distributors that collectively represented 90.6% of gross accounts receivable. At that date, the amounts due from the retailer and two distributors were 45.2%, 28.9% and 16.5% of gross accounts receivable, respectively.

As a result of the substantial amount and concentration of the Company’s accounts receivable, if any of its major customers fails to timely pay the Company amounts owed, the Company could suffer a significant decline in cash flow and liquidity which would negatively affect the Company’s ability to make payments under its credit facility with Bay View Funding and which, in turn, could adversely affect the Company’s ability to borrow funds to pay its liabilities, purchase inventory and sustain its operations.

Retailers and Distributors

During the three months ended March 31, 2011, the Company’s most significant retailer and distributor were Staples and Tech Data. Collectively, this retailer and distributor accounted for 83.2% of the Company’s net sales in the first three months of 2011. For the three months ended March 31, 2010, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these two distributors accounted for 93.3% of the Company’s net sales in the first three months of 2010.

Related Parties

The Company did not purchase inventory from a related party during the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, there were $4,178,553 and $4,193,553, respectively, in trade payables outstanding to BTC USA, an affiliate of Behavior Tech Computer Corp., which is a stockholder of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Accounts receivable	$391,585	$549,432
Less: Allowance for product returns	(93,405)	(94,823)
Reserves for sales incentives	(7,735)	(35,640)
Accrued point-of-sale rebates	(106,523)	(231,599)
Accrued market development funds, cooperative advertising costs and cross-dock fees	(10,892)	(64,818)
Total	$173,030	$122,552

NOTE 6 – INVENTORIES

Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Component parts	$30,432	$29,442
Finished goods—warehouse	292,170	363,375
Finished goods—consigned	584,602	857,899
	907,204	1,250,716
Less: Allowance for obsolete and slow-moving inventory	(30,000)	(177,000)
Total	$877,204	$1,073,716

Consigned inventory is located at the stores and distribution centers of certain customers with which the Company has consignment agreements. The inventory is owned by the Company until sold by a customer.

For the three months ended March 31, 2011, the Company did not realize any lower-of-cost-or-market adjustments to its consigned inventories, but reserved $30,000 for obsolete and slow-moving inventory, all of which were included in cost of sales. For the year ended December 31, 2010, the Company realized $129,000 of lower-of-cost-or-market adjustments to its consigned inventories, $4,000 of lower-of-cost-or-market adjustments of inventory on hand and reserved $44,000 for obsolete and slow-moving inventory, all of which were included in cost of sales.

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Computer equipment and software	$278,738	$277,163
Warehouse equipment	112,343	112,343
Office furniture and equipment	191,338	191,338
Vehicles	68,035	68,035
Leasehold improvements	104,521	104,521
	754,975	753,400
Less: Accumulated depreciation	(676,612)	(664,795)
Total	$78,363	$88,605

For the three months ended March 31, 2011 and 2010, depreciation and amortization expense was $11,817 and $13,083, respectively.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Trade accounts payable	$144,103	$283,873
Accrued compensation and related benefits	69,667	107,945
Other	40,067	30,750
Total	$253,837	$422,568

NOTE 10 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is a former director of the Company. The Company made no purchases under this arrangement during the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, there were $4,179,000 and $4,194,000, respectively, in trade payables outstanding under this arrangement. On July 20, 2010, the Company agreed to make a one-time payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  In accordance with the repayment schedule, the Company classified the payments due within one year as a current liability and the balance due in excess of one year as a long-term liability on its balance sheet. The Company and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements expiring through December 2012.  The Company has the right to extend the lease for one three-year period under the same terms and conditions, except that the base rent for each year during the option period is to increase at the rate of three percent per annum.

On July 6, 2009, the Company entered into a sub-lease for approximately 30% of its facility with a term of 18 months and an option to renew for an additional 22 months. The total amount of minimum rentals to be received under the sub-lease for the initial 18 month period is $160,578.  In addition to the base rent, the sub-tenant is required to pay its proportionate share of the monthly operating expenses related to the facility. The sub-tenant provided a notice of its intent to terminate the sub-lease in August 2010, but continues to sub-lease the space on a month-to-month basis on the same terms and conditions with an expected termination date of May 31, 2011.

Capital Lease Obligations

The Company currently has no capital lease obligations.

Financial Agreements

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding on November 11, 2009. The Sale of Accounts and Security Agreement provides for an accounts receivable-based credit facility. As of March 31, 2011, no amounts were outstanding under the facility.

Service Agreements

The Company periodically enters into various agreements for the provision of services from third parties including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified. These expenses are included in operating expenses in the accompanying consolidated statements of operations.

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

On January 21, 2011, the Company filed an answer to Circuit City’s claim and reasserted the Company’s claim for recovery of various over deductions for returned merchandise, freight charges and vendor deductions which would offset the claim by the Trustee in its entirety. The Company intends to vigorously defend against the Trustee’s claims. The Company is unable at this time to estimate the likely amount of any recovery or obligation in respect of the claims. However, given the Company’s precarious financial condition, in the event the Trustee prevails in its claim and the Company is required to pay the amount allegedly owed, the Company will suffer a material adverse effect on its financial condition and cash flows.

Other Contractual Obligations

During its normal course of business, the Company has made commitments under which it will or may be required to make payments in relation to certain transactions. These include lease, service and retail agreements and employment contracts. See “Note 11—Commitments and Contingencies” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 12 – PREFERRED STOCK

In December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock.  The Series A preferred stock does not have any voting power but any holder thereof would be entitled to receive dividends on an equal basis with the holders of the Company’s common stock.  The Series B preferred stock has the same rights as the Series A preferred stock, except the Company would be obligated to redeem any issued shares that have been outstanding for two years.  At March 31, 2011 and December 31, 2010, no shares of Series A or Series B preferred stock were outstanding.

NOTE 13 – STOCK-BASED COMPENSATION

Common Stock Issued in Connection with the Exercise of Options

During the three months ended March 31, 2011 and 2010, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

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

The following table is a summary of the stock options and warrants as of March 31, 2011:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$3.50	9,275	9,275	3.00 years	$3.50	$3.50

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

There were no options granted during the three months ended March 31, 2011 and 2010. No cash was received from the exercise of stock options for the three months ended March 31, 2011 and 2010. As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.

There was no share-based compensation expense for the three months ended March 31, 2011 and 2010. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of sales or operating expenses, depending on the job function of the employee.

NOTE 14 – INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of March 31, 2011 and December 31, 2010, the valuation allowance for deferred tax assets totaled approximately $13,897,000 and $13,212,000, respectively. For the three months ended March 31, 2011, the net change in the valuation allowance was $685,000 (increase).

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $34,157,000 and $25,594,000, respectively, which expire through 2030 and 2020, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized as liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The Company had no uncertain tax positions that would be required to be recorded for the three months ended March 2011 and 2010.

If an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had no accrual for the payment of interest or penalties.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability; and until such time, the Company does not expect to recognize any significant tax benefits in its future results of operations.

NOTE 15 – SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company’s headquarters in the United States. All sales for the three months ended March 31, 2011 were in the United States.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force final consensus on Issue No. 08-9, Milestone Method of Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company is currently evaluating this new consensus.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends Accounting Standards Codification (“ASC”) Subtopic 855-10, Subsequent Events – Overall. ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU No. 2010-09. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 17 – INCOME (LOSS) PER COMMON SHARE

The Company computes basic income (loss) per common share using net income (loss) and the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common shares is computed using net income (loss) and the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

The following table sets forth the changes to the computation of basic and diluted income (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net income (loss) available to shareholders	$(334,626)	$13,239
Basic income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Basic income (loss) per share	$(0.07)	$0.00
Diluted income (loss) per share:
Basic weighted average shares outstanding	4,540,292	4,540,292
Effective of dilutive stock options*	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292
Diluted income (loss) per share	$(0.07)	$0.00

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

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing this Quarterly Report on Form 10-Q and has determined that there are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2011 and the related notes and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements regarding the data storage and consumer electronics industries and our expectations regarding our future performance, liquidity and financial resources.  Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Overview

We sell data storage and other consumer electronics products.  We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers.  We refer to our retailers and distributors collectively as our customers.  We refer to the ultimate consumers of our products as end-users or consumers.  Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States.  During the first quarter of 2011 and all of 2010, all of our net sales were generated within the United States.

We market our products primarily under our I/OMagic® brand name, but from time to time, we also market products under our Digital Research Technologies® and Hi-Val® brand names.  We sell our data storage products primarily under our I/OMagic® brand name, bundling various hardware devices with different software applications to meet a range of consumer needs.

We do not directly manufacture any of the components incorporated into our products.  We subcontract the manufacturing of the majority of our products or source our products from suppliers in Asia, predominantly from China and Taiwan, which is intended to allow us to offer products at highly competitive prices.  Most of our subcontract manufacturers and suppliers have substantial product development resources and facilities, and are among the major component manufacturers and suppliers in their product categories, which we believe affords us substantial flexibility in offering new and enhanced products.

Liquidity Overview

As of April 25, 2011, we had cash of only $244,000 and a credit facility limited to $1,500,000.  We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less.  In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

•	if our capital requirements or cash flow vary materially from our current projections;
•	if we are unable to timely collect our accounts receivable;
•	if we are unable to sell-through inventory currently in our sales channels as anticipated;
•	if we are unable to timely bring new successful products to market; or
•	if other unforeseen circumstances occur.

Inability to fund our operations may require us to substantially curtail our operations and may require that we seek protection under the United States Bankruptcy Code, which will likely result in a complete loss of any investment in shares of our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has issued a report expressing substantial doubt about our ability to continue as a going concern.  See “—Liquidity and Capital Resources.”

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

Performance Overview

During the three months ended March 31, 2011and 2010 our product offerings were predominantly optical data storage products.  Our optical data storage products included recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives.  Our CD and DVD drives were primarily for use with desktop computers, notebooks, sub-notebooks and netbooks.  Our optical data storage products accounted for approximately 91% and 93% of our net sales during the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, we also sold external magnetic data storage products primarily from existing inventories.  Our magnetic data storage products accounted for approximately 3% and 4% of our net sales for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, we also provided technical rework services to an unrelated party which account for approximately 5% of our net sales.  We also sold other consumer electronics products, which accounted for approximately 1% of our net sales during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, our most significant retailer and distributor were Staples and Tech Data.  Collectively, this retailer and distributor accounted for 83%, or 72% and 11%, respectively, of our net sales for the three months ended March 31, 2011.  During the three months ended March 31, 2010, our most significant retailer and distributors were Staples, D&H Distributing and Tech Data.  Collectively, this retailer and these distributors accounted for 93.3%, or 60.9%, 17.3% and 15.1%, respectively, of our net sales for the three months ended March 31, 2010.

During the three months ended March 31, 2011, we liquidated our remaining inventory of magnetic data storage products and decided against developing new products for this product category, instead focusing primarily on our optical data storage products.

We continued to experience intense competition within the data storage product category during the three months ended March 31, 2011.  We believe that we are unable to compete effectively in the market for data storage products.  We expect sales of our data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling data storage products.

As a consequence, we are presently undergoing a significant transition away from data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and other non-electronic accessories for slates, tablets and smart phones, as well as High-Definition Multimedia Interface, or HDMI, devices, components and accessories.  We have been unable, however, in the three months ended March 31, 2011 to develop new products that have been accepted in the marketplace.

Critical Accounting Policies and Estimates

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations.  We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption, revenue recognition; product returns; vendor consideration received; accounts receivable and allowance for doubtful accounts; sales incentives; market development funds and cooperative advertising costs, rebate promotion costs and slotting fees; inventory obsolescence allowance; lower-of-cost-or-market reserve; litigation and other contingencies; and income taxes.  These significant accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 (Unaudited)

	Three Months Ended March 31,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010
	(in thousands)
Net sales	$984	$2,287	$(1,303)	(57.0)%	100.0%	100.0%
Cost of sales	679	1,635	956	58.5%	69.0%	71.5%
Gross profit	305	652	(347)	(53.2)%	31.0%	28.5%
Selling, marketing and advertising expenses	91	130	39	30.0%	9.2%	5.7%
General and administrative expenses	536	494	(42)	(8.5)%	54.5%	21.6%
Depreciation and amortization	12	13	1	7.7%	1.2%	0.6%
Operating income (loss)	(334)	15	(349)	(2,326.7)%	33.9%	0.7%
Other income (expense)	—	(1)	1	(100.0)%	—%	—%
Income (loss) from operations before provision for income taxes	(334)	14	(348)	(2,485.7)%	33.9%	0.6%
Income tax provision	1	1	—	—%	0.1%	—%
Net income (loss)	$(335)	$13	$(348)	(2,676.9)%	34.0%	(0.6)%

Net Sales.  Net sales decreased by $1,303,000, or 57%, to $984,000 in the first quarter of 2011 as compared to $2,287,000 in the first quarter of 2010.  The decrease in our net sales was primarily caused by a $1,294,000, or 59%, decrease in sales of our optical data storage products due to intense competition within the data storage product category.  Sales of our optical data storage products totaled $895,000, or 91% of our net sales for the first quarter of 2011, as compared to $2,189,000, or 93% of our net sales for the first quarter of 2010.  Sales of our magnetic data storage products totaled $35,000, or 3% of our net sales for the first quarter of 2011, as compared to $97,000, or 4% of our net sales for the first quarter of 2010.  Service revenues totaled $53,000, or 5% of our net sales in the first quarter of 2011.  Sales of our other consumer electronics products totaled approximately $1,000, or 1% of our net sales in the first quarter of 2011 and 2010.

The average unit net sales price of our optical data storage products for the first quarter of 2011 increased by 4% to $57.25 compared to $55.04 for the first quarter of 2010.  We sold approximately 16,000 optical data storage units in the first quarter of 2011 as compared to approximately 40,000 units in the first quarter of 2010, representing a decrease of approximately 60% as a result of intense competition within the data storage product category.

Our overall product return rate was 13.0% in the first quarter of 2011 compared to 9.4% in the first quarter of 2010.  The increase in our overall product return rate resulted from an increase in returns of our optical data storage products during the first quarter of 2011 as compared to the first quarter of 2010 as a result of an exchange of customer inventory due to a upgrade in technology.

Our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, decreased primarily as result of a substantial reduction and recapture of our point-of-sale rebate reserves equal to approximately 14% of our gross sales, all of which were applied against gross sales, in the first quarter of 2011, as compared to an expense of 10% of our gross sales in the first quarter of 2010.  The decrease in our point-of-sale rebate reserves resulted primarily from the significant decrease in net sales and the related methodology of calculating future expense reserves.  Additionally, we believe that our overall strategy for stimulating sales through sales incentives has not been effective and we are reviewing our promotions strategy to increase sales.

Gross Profit.  Gross profit decreased by $347,000, or 53%, to $305,000 in the first quarter of 2011 as compared to gross profit of $652,000 in the first quarter of 2010.  The decrease in gross profit primarily resulted from decreased net sales but was partially offset by increased operating margins on our optical data storage products due to higher average unit net sales prices as well as a substantial reduction and recapture of our point-of-sale rebate reserves which were partially offset by increases in material costs.  Our gross profit margin as a percentage of net sales increased to 31% in the first quarter of 2011 as compared 29% in the first quarter of 2010 as a result of higher average unit net sales prices and substantial reduction and recapture of our point-of-sale rebate reserves which were partially offset by increases in material costs.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $39,000, or 30%, to $91,000 in the first quarter of 2011 as compared to $130,000 in the first quarter of 2010.  This decrease was primarily due to decreases of $29,000 in shipping and handling costs which resulted from reduced sales, $17,000 in outside commissions related to lower sales and $2,000 in trade shows expenses, all of which were partially offset by increases of $6,000 in sales expenses and $3,000 in personnel costs.

General and Administrative Expenses.  General and administrative expenses increased by $42,000, or 8%, to $536,000 in the first three months of 2011 as compared to $494,000 in the first three months of 2010.  This increase was primarily due to increases of $20,000 in legal fees, $18,000 in personnel costs, $9,000 in travel and entertainment expenses, $9,000 in product design expenses, $6,000 in outside services costs, $3,000 in financial relations expenses, $2,000 in supplies expenses and $1,000 in facilities costs, all of which were partially offset by decreases of $12,000 in rent, $5,000 in bank charges, $3,000 in insurance costs, $3,000 in system support expenses, $1,000 in finance charges, $1,000 in taxes and $1,000 in miscellaneous expenses.

Depreciation and Amortization.  Depreciation and amortization decreased in the first quarter of 2011 as compared to the first quarter of 2010 as a result of some assets becoming fully depreciated from the previous period.

Other Income.  Other income decreased by $1,000, or 100%, in the first quarter of 2011 as compared to the first quarter of 2010 primarily as a result of miscellaneous income recognized in the first quarter of 2010 that did not recur in the same period in 2011.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically been cash provided by operations and borrowings under our bank and trade credit facilities.  Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future.  As of March 31, 2011, we had working capital of $1,074,000, an accumulated deficit of $34,807,000, cash of $294,000 and net accounts receivable of $173,000.  This compares to working capital of $1,417,000, an accumulated deficit of $34,473,000, cash of $634,000 and net accounts receivable of $123,000 as of December 31, 2010.

As of April 25, 2011, we had cash of only $244,000 and a credit facility limited to $1,500,000.  We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less.  In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

•	if our capital requirements or cash flow vary materially from our current projections;
•	if we are unable to timely collect our accounts receivable;
•	if we are unable to sell-through inventory currently in our sales channels as anticipated;
•	if we are unable to timely bring new successful products to market; or
•	if other unforeseen circumstances occur.

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

Our consolidated financial statements as of March 31, 2011 and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As discussed in this report and in Note 1 to our consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have limited working capital and substantial stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:
	For the Three Months Ended
	March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(338,330)	$36,347
Investing activities	(1,575)	−
Financing activities	−	−
Net increase (decrease) in cash	$(339,905)	$36,347

Cash provided by (used in) operating activities.  The increase in cash provided by our operating activities for the three months ended March 31, 2010 does not accurately reflect the weakening in our business during 2010 as a result of the increased competition in the marketplace for optical data storage products, our primary product category.

This weakening continued through the first quarter of 2011.  Our business during the first quarter of 2011 was characterized in large part by further substantial declines in sales of all of our product lines.  In addition, at the end of 2010 and during the first quarter of 2011, we were required to replace a substantial portion of our consigned inventory with an enhanced model which also resulted in returns of older models.  We increased our reserves for slow-moving and obsolete inventory in response these product replacements and returns.

During first quarter of 2011, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made minimal payments to our related party supplier as compared to no payments to our related party supplier in the first quarter of 2010.  As of March 31, 2011, we owed the related party $4,179,000.  See “—Credit Facility—BTC USA” below.

During the first quarter of 2010, we generated cash from our operating activities primarily as a result of collecting outstanding accounts receivable in accordance with our normal sales and collection cycles.  However, we made no payments to our related party supplier in the first quarter of 2010.  The reduction of $124,000 owed to our related party in the first quarter of 2010 arose solely due to offsets from products we returned to the related party.  See “—Credit Facility—BTC USA” below.

Cash used in our investing activities.  We purchased $1,575 in equipment in the first quarter of 2011.  We had no investing activities in the first quarter of 2010.

Cash provided by financing activities.  We had no financing activities in the first quarter of 2011 or 2010 as we did not borrow any funds under credit facilities during those periods.  Our credit facility with Bay View Funding is a factoring relationship and therefore does not impact cash provided by or used in our financing activities.

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

There was no outstanding balance under the credit facility as of March 31, 2011 or as of the filing of this report.

Credit Facility — BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA.  Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis.  We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory.  The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest.  The agreement may be terminated by either party upon 60 days’ prior written notice to the other party.  BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders.  Mr.  Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is one of our former directors.  We did not make any purchases under this arrangement during the three months ended March 31, 2011 and 2010.  As of March 31, 2011, there were $4,179,000 in trade payables outstanding under this arrangement.  On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  We classified the payments due within one year as a current liability and classified the balance due as a long-term liability.  I/OMagic and BTC USA are to reach agreement on or before September 1, 2011 on repayment of the balance owed.

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

Liquidity Impact of Consignment Inventory Model

We retain most risks of ownership of our consignment inventory.  These products remain our inventory until their sale by our customers.  The return of this inventory could result in significant inventory valuation adjustments caused by the declining value of the inventory from the time it is placed on consignment to the time it is returned.  For the three months ended March 31, 2011 and 2010, no lower-of-cost-or-market adjustments were made to our consigned inventories.  In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory.  If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products.  In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products.  If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 16—Recent Accounting Pronouncements” to our consolidated financial statements contained elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RICK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

ITEN 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

I/OMAGIC CORPORATION

Dated: April 28, 2011	By:	/s/ TONY SHAHBAZ
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