Form 10-Q
period 2011-09-30
I/OMAGIC CORP
filed 2011-11-14
CIK 1083663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of November 8, 2011, there were 4,540,292 shares of the issuer’s common stock issued and outstanding.

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

-i-

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Exhibits Filed with this Report

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

I/OMAGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets
Cash	$174,375	$633,521
Accounts receivable, net	34,826	122,552
Inventories, net	575,107	1,073,716
Prepaid and other current assets	45,087	70,587
Total current assets	829,395	1,900,376
Property and equipment, net	55,304	88,605
Other non-current assets	32,050	28,532
Total assets	$916,749	$2,017,513
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$495,545	$422,568
Accounts payable – related party	60,000	60,000
Accrued mail-in rebates	2,200	1,000
Total current liabilities	557,745	483,568
Long-term liabilities
Accounts payable – related party	4,088,553	4,133,553
Sub-lease deposit	-	9,703
Total long-term liabilities	4,088,553	4,143,256
Total liabilities	4,646,298	4,626,824
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Series B, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,540,292 and 4,540,292 shares issued and outstanding, respectively	4,541	4,541
Additional paid-in capital	31,858,651	31,858,651
Accumulated deficit	(35,592,741)	(34,472,503)
Total stockholders’ deficit	(3,729,549)	(2,609,311)
Total liabilities and stockholders’ deficit	$916,749	$2,017,513

See accompanying notes to these unaudited consolidated financial statements.

I/OMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$640,740	$1,311,459	$2,418,533	$4,934,586
Cost of sales	603,736	841,019	1,904,662	3,454,724
Gross profit	37,004	470,440	513,871	1,479,862
Operating expenses
Selling, marketing and advertising	84,137	94,124	271,069	319,542
General and administrative	396,871	462,437	1,337,471	1,388,480
Depreciation and amortization	11,260	12,877	34,876	39,010
Total operating expenses	492,268	569,438	1,643,416	1,747,032
Loss from operations	(455,264)	(98,998)	(1,129,545)	(267,170)
Other income (expense)
Other income (expense)	9,998	(4)	10,107	(574)
Total other income (expense)	9,998	(4)	10,107	(574)
Loss before income taxes	(445,266)	(99,002)	(1,119,438)	(267,744)
Provision for income taxes	—	—	800	800
Net loss	$(445,266)	$(99,002)	$(1,120,238)	$(268,544)
Basic and diluted net loss per share	$(0.10)	$(0.02)	$(0.25)	$(0.06)
Basic and diluted weighted-average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292

See accompanying notes to these unaudited consolidated financial statements.

I/OMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,120,238)	$(268,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,876	39,010
Allowance for product returns	(15,987)	(220,044)
Reserve for sales incentives	(16,196)	3,118
Accrued point-of-sale rebates	(133,998)	79,163
Accrued market development funds, cooperative advertising costs and cross-dock fees	(43,322)	(48,520)
Allowance for obsolete inventory	(56,000)	18,353
Changes in assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	297,229	677,472
Inventories	554,609	385,519
Prepaid and other current assets	21,982	141,927
Other non-current assets	-	(1,499)
Accounts payable and other accrued expenses	72,977	(347,431)
Accounts payable - related party	(45,000)	(179,700)
Capital lease obligations	-	(13,704)
Deposit - sublease	(9,703)	-
Accrued mail-in rebates	1,200	(3,485)
Net cash provided by (used in) operating activity	(457,571)	261,635
Cash flows from investing activities
Equipment additions	(1,575)	-
Net cash used in investing activities	(1,575)	-
Net increase (decrease) in cash	(459,146)	261,635
Cash at beginning of period	633,521	445,675
Cash at end of period	$174,375	$707,310

Supplemental disclosures of cash flow information:
Income Taxes Paid	$800	800

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

Liquidity and Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,120,238 for the nine months ended September 30, 2011, as compared to a net loss of $268,544 for the nine months ended September 30, 2010. Additionally, the Company experienced a net loss of $779,000 for the year ended December 31, 2010, as compared to net income of $407,000 for the year ended December 31, 2009. Prior to December 31, 2009, the Company had experienced net losses for the years ended December 31, 2008 and 2007, of $4,252,000 and $4,752,000, respectively, and experienced net losses in each of the prior seven years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At September 30, 2011, the Company had cash of only $174,375. As of November 8, 2011, the Company had cash of only $117,000 and a credit facility limited to $1,500,000. As of those dates, the Company also had significant long-term liabilities.

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

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of September 30, 2011 and December 31, 2010 consisted only of cash in the amount of $174,375 and $633,521, respectively.

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

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of September 30, 2011, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s unaudited consolidated financial statements.

There were no changes in the Company’s valuation techniques during the nine months ended September 30, 2011.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – CONCENTRATION OF RISK

Product Concentration

During the nine months ended September 30, 2011 and 2010 the Company’s product offerings were predominantly optical data storage products accounting for approximately 80% and 96% of net sales, respectively.

The Company experienced intense competition within the optical data storage product category during 2010 and through the first nine months of 2011. The Company believes it is unable to compete effectively in the market for optical data storage products. The Company expects sales of its optical data storage products will be significantly lower in 2011 as compared to 2010, and it ultimately may cease selling optical data storage products.

As a consequence, the Company is undergoing a significant transition away from optical data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and accessories for slates, tablets and smart phones, and other components and accessories. The Company has thus far been unable to develop new products that have been accepted in the marketplace.

Accounts Receivable

As of September 30, 2011, the Company had three retailers and one distributor that collectively represented 85.9% of gross accounts receivable. At that date, the amounts due from the three retailers and one distributor were 41.2%, 16.1%, 10.3% and 18.3% of gross accounts receivable, respectively.

As of September 30, 2010, the Company had a retailer and two distributors that collectively represented 94.2% of gross accounts receivable. At that same date, the amounts due from the retailer and two distributors were 49.0%, 25.1% and 20.1% of gross accounts receivable, respectively.

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

Retailers and Distributors

During the nine months ended September 30, 2011, the Company’s two most significant retailers were Staples and Micro Center. Collectively, these two retailers accounted for 71.9% of the Company’s net sales in the first nine months of 2011. During the nine months ended September 30, 2010, the Company’s most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92.1% of the Company’s net sales in the first nine months of 2010.

Related Parties

The Company did not purchase inventory from a related party during the nine months ended September 30, 2011. As of September 30, 2011 and December 31, 2010, there were $4,148,553 and $4,193,553, respectively, in trade payables outstanding to BTC USA, an affiliate of Behavior Tech Computer Corp., which is a stockholder of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2011 and December 31, 2010 consisted of the following:

		September 30,	December 31,
		2011	2010
		(unaudited)
Accounts receivable		$252,203	$549,432
Less:	Allowance for product returns	(78,836)	(94,823)
	Reserves for sales incentives	(19,444)	(35,640)
	Accrued point-of-sale rebates	(97,601)	(231,599)
	Accrued market development funds, cooperative advertising costs and cross-dock fees	(21,496)	(64,818)
Total		$34,826	$122,552

NOTE 6 – INVENTORIES

Inventories as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Component parts	$16,113	$29,442
Finished goods—warehouse	241,198	363,375
Finished goods—consigned	438,796	857,899
	696,107	1,250,716
Less: Allowance for obsolete and slow-moving inventory	(121,000)	(177,000)
Total	$575,107	$1,073,716

Consigned inventory is located at the stores and distribution centers of certain customers with which the Company has consignment agreements. The inventory is owned by the Company until sold by a customer.

For the nine months ended September 30, 2011, the Company realized lower-of-cost-or-market adjustments to its consigned inventories of $43,000, and reserved $78,000 for obsolete and slow-moving inventory, all of which were included in cost of sales. For the year ended December 31, 2010, the Company realized $129,000 of lower-of-cost-or-market adjustments to its consigned inventories, $4,000 of lower-of-cost-or-market adjustments of inventory on hand and reserved $44,000 for obsolete and slow-moving inventory, all of which were included in cost of sales.

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Computer equipment and software	$278,738	$277,163
Warehouse equipment	112,343	112,343
Office furniture and equipment	191,338	191,338
Vehicles	68,035	68,035
Leasehold improvements	104,521	104,521
	754,975	753,400
Less: Accumulated depreciation	(699,671)	(664,795)
Total	$55,304	$88,605

For the nine months ended September 30, 2011 and 2010, depreciation and amortization expense was $34,876 and $39,010, respectively.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Trade accounts payable	$340,455	$283,873
Accrued compensation and related benefits	107,498	107,945
Other	47,592	30,750
Total	$495,545	$422,568

NOTE 10 – ACCOUNTS PAYABLE—RELATED PARTY

In February 2003, the Company entered into a Warehouse Services and Bailment Agreement with BTC USA. Under the terms of the agreement, BTC USA agreed to supply and store at the Company’s warehouse up to $10,000,000 of inventory on a consignment basis. The Company was responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory. The agreement also provided the Company with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest. The agreement may be terminated by either party upon 60 days’ prior written notice to the other party. BTC USA is a subsidiary of Behavior Tech Computer Corp., one of the Company’s significant stockholders. Mr. Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is a former director of the Company. The Company made no purchases under this arrangement during the nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, there were $4,149,000 and $4,194,000, respectively, in trade payables outstanding under this arrangement. On July 20, 2010, the Company agreed to make a one-time payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  In accordance with the repayment schedule, the Company classified the payments due within one year as a current liability and the balance due in excess of one year as a long-term liability on its balance sheet. The Company is presently negotiating with BTC USA the terms for repayment of the balance owed.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements. On October 20, 2011, the Company executed an amendment to its lease providing for a new termination date of May 31, 2012; decreasing the Company’s obligation for space occupied to 22,000 square feet from 52,200 square feet; and decreasing the monthly lease payment to $14,300 from $33,365. However, should the landlord procure a new tenant for the facility prior to the expiration date, the landlord may require the Company to vacate the premises but the landlord must first provide the Company with not less than sixty days prior notice of its intent for the Company to vacate.

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

Financial Agreements

On October 29, 2008, the Company entered into a Sale of Accounts and Security Agreement dated as of October 24, 2008 with Rexford Funding, LLC, which was acquired by Bay View Funding on November 11, 2009. The Sale of Accounts and Security Agreement provides for an accounts receivable-based credit facility. As of September 30, 2011, no amounts were outstanding under the facility.

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

On September 16, 2011, the parties agreed to a settlement that offset Circuit City’s claim and the Company’s counter claim which resulted in no monetary obligation on the part of the Company.

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

NOTE 12 – PREFERRED STOCK

In December 2000, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A preferred stock and 1,000,000 shares are designated as Series B preferred stock.  The Series A preferred stock does not have any voting power but any holder thereof would be entitled to receive dividends on an equal basis with the holders of the Company’s common stock.  The Series B preferred stock has the same rights as the Series A preferred stock, except the Company would be obligated to redeem any issued shares that have been outstanding for two years.  At September 30, 2011 and December 31, 2010, no shares of Series A or Series B preferred stock were outstanding.

NOTE 13 – STOCK-BASED COMPENSATION

Common Stock Issued in Connection with the Exercise of Options

During the nine months ended September 30, 2011 and 2010, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

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

The following table is a summary of the stock options and warrants as of September 30, 2011:

Range of Exercise Prices	Stock Options and Warrants Outstanding	Stock Options and Warrants Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options and Warrants Outstanding	Weighted- Average Exercise Price of Options and Warrants Exercisable
$3.50	9,150	9,150	2.50 years	$3.50	$3.50

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

There were no options granted during the nine months ended September 30, 2011 and 2010. No cash was received from the exercise of stock options for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.

There was no share-based compensation expense for the nine months ended September 30, 2011 and 2010. There was no tax deduction for share-based compensation expense during those periods. When options are exercised, the Company’s policy is to issue new shares to satisfy share option exercises.

The Company expenses share-based compensation in cost of sales or operating expenses, depending on the job function of the employee.

NOTE 14 – INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of September 30, 2011 and December 31, 2010, the valuation allowance for deferred tax assets totaled approximately $14,221,000 and $13,212,000, respectively. For the nine months ended September 30, 2011, the net change in the valuation allowance was $1,009,000 (increase).

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $34,962,000 and $26,399,000, respectively, which expire through 2030 and 2020, respectively. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Company’s balance sheet. Interest and penalties related to unrecognized tax benefits are recognized as liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The Company had no uncertain tax positions that would be required to be recorded for the nine months ended September 30, 2011 and 2010.

If an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current or non-current income tax payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had no accrual for the payment of interest or penalties.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability; and until such time, the Company does not expect to recognize any significant tax benefits in its future results of operations.

NOTE 15 – SEGMENT INFORMATION

The Company currently operates in one business segment, consumer electronics. All fixed assets are located at the Company’s headquarters in the United States. All sales for the nine months ended September 30, 2011 were in the United States.

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

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, that amends Accounting Standards Codification (“ASC”) Subtopic 855-10, Subsequent Events – Overall. ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU No. 2010-09. The adoption of these provisions did not have a material impact on the Company’s unaudited consolidated financial statements.

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

The following table sets forth the changes to the computation of basic and diluted (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss available to shareholders	$(445,266)	$(99,002)	$(1,120,238)	$(268,544)
Basic loss per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Basic loss per share	$(0.10)	$(0.02)	$(0.25)	$(0.06)
Diluted loss per share:
Basic weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Effective of dilutive stock options*	-	-	-	-
Diluted weighted average shares outstanding	4,540,292	4,540,292	4,540,292	4,540,292
Diluted loss per share	$(0.10)	$(0.02)	$(0.25)	$(0.06)
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

NOTE 18 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing this Quarterly Report on Form 10-Q and has determined that other than the following there are no subsequent events that require disclosure.

On October 20, 2011, the Company executed an amendment to its lease providing for a new termination date of May 31, 2012; decreasing the Company’s obligation for space occupied to 22,000 square feet from 52,200 square feet; and decreasing the monthly lease payment to $14,300 from $33,365. However, should the landlord procure a new tenant for the facility prior to the expiration date, the landlord may require the Company to vacate the premises but the landlord must first provide the Company with not less than sixty days prior notice of its intent for the Company to vacate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and the related notes and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements regarding the data storage and consumer electronics industries and our expectations regarding our future performance, liquidity and financial resources.  Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Overview

We sell data storage and other consumer electronics products.  We sell our products through computer, consumer electronics and office supply superstores, wholesale clubs, distributors, and other major North American retailers.  We refer to our retailers and distributors collectively as our customers.  We refer to the ultimate consumers of our products as end-users or consumers.  Our network of retailers enables us to offer products to consumers across North America, including every major metropolitan market in the United States.  During the first nine months of 2011 and all of 2010, all of our net sales were generated within the United States.

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

Liquidity Overview

As of November 8, 2011, we had cash of only $117,000 and a credit facility limited to $1,500,000.  We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less.  In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

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

Performance Overview

During the nine months ended September 30, 2011 and 2010 our product offerings were predominantly optical data storage products.  Our optical data storage products included recordable compact disc, or CD, drives and recordable digital video or versatile disc, or DVD, drives.  Our CD and DVD drives were primarily for use with desktop computers, notebooks, sub-notebooks and netbooks.  Our optical data storage products accounted for approximately 80% and 96% of our net sales during the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011 and 2010, we also sold external data storage enclosures. Our data storage enclosures accounted for approximately 15% and 4% of our net sales for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, we also provided technical rework services to an unrelated party which accounted for approximately 2% of our net sales.  We also sold accessories for slates, tablets and smart phones, which accounted for approximately 2% of our net sales during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, our most significant retailer and distributor were Staples and Tech Data.  Collectively, this retailer and distributor accounted for 73% of our net sales for the nine months ended September 30, 2011, or 63% and 10%, respectively.  During the first nine months of 2010, our most significant retailer and distributors were Staples, Tech Data and D&H Distributing. Collectively, this retailer and these distributors accounted for 92% of our net sales for the first nine months of 2010, or 64%, 15% and 13%, respectively.

We continued to experience intense competition within the optical data storage product category during the nine months ended September 30, 2011.  We believe that we are unable to compete effectively in the market for optical data storage products.  We expect sales of our optical data storage products will be significantly lower in 2011 as compared to 2010, and we ultimately may cease selling optical data storage products.

As a consequence, we are presently undergoing a significant transition away from optical data storage products and toward new consumer electronics products, initially and predominantly Bluetooth devices and accessories for slates, tablets and smart phones, and other components and accessories.  We have been unable, however, in the nine months ended September 30, 2011 to develop new products that have been accepted in the marketplace.

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

•	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (Unaudited)

	Three Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010
	(in thousands)
Net sales	$641	$1,311	$(670)	(51.1)%	100.0%	100.0%
Cost of sales	604	841	237	28.2%	94.2%	64.1%
Gross profit	37	470	(433)	(92.1)%	5.8%	35.9%
Selling, marketing and advertising expenses	84	94	10	10.6%	13.1%	7.2%
General and administrative expenses	397	462	65	14.1%	61.9%	35.2%
Depreciation and amortization	11	13	2	15.4%	1.7%	1.0%
Operating loss	(455)	(99)	(356)	(359.6)%	(71.0)%	(7.6)%
Other income (expense)	10	--	10	--	1.6%	—%
Loss from operations before provision for income taxes	(445)	(99)	(346)	(349.5)%	(69.4)%	(7.6)%
Net loss	$(445)	$(99)	$(346)	(349.5)%	(69.4)%	(7.6)%

Net Sales.  Net sales decreased by $670,000, or 51%, to $641,000 in the third quarter of 2011 as compared to $1,311,000 in the third quarter of 2010.  The decrease in our net sales was primarily caused by a $773,000, or 62%, decrease in sales of our optical data storage products due to intense competition within the optical data storage product category, which was partially offset by increases of $72,000, or 121%, in sales of our external data storage enclosures and sales of $34,000 of our new accessories for slates, tablets and smart phones. Sales of our optical data storage products totaled $476,000, or 74% of our net sales for the third quarter of 2011, as compared to $1,249,000, or 95% of our net sales for the third quarter of 2010. Sales of our external data storage enclosure products totaled $132,000, or 20% of our net sales for the third quarter of 2011, as compared to $60,000, or 5% of our net sales for the third quarter of 2010.  We had no sales of our other consumer electronics products in the first nine months of 2011 as compared to approximately $3,000, or less than 1% of our net sales, in the third quarter of 2010.

The average unit net sales price of our optical data storage products for the third quarter of 2011 decreased by 32% to $39.93 as compared to $58.48 for the third quarter of 2010.  We sold approximately 11,000 optical data storage units in the third quarter of 2011 as compared to approximately 25,000 units in the third quarter of 2010, representing a decrease of approximately 56% as a result of intense competition within the optical data storage product category.

Our overall product return rate was 6.3% in the third quarter of 2011 compared to 2.8% in the third quarter of 2010. The increase in our overall product return rate is the result of our methodology for calculating product returns over an extended period of time, whereas our physical product returns decreased to 8.9% in the third quarter of 2011 from 12.5% in the third quarter of 2010.

Our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were approximately 15% of our gross sales, all of which were applied against gross sales, in the third quarter of 2011, as compared to an expense of 10% of our gross sales, all of which were applied against gross sales, in the third quarter of 2010.  The increase in our point-of-sale rebate reserves resulted primarily from sales incentives granted to assist our customers in selling optical storage products and our methodology of calculating future expense reserves.  Additionally, we believe that our overall strategy for stimulating sales through sales incentives has not been effective and we are reviewing our promotions strategy to increase sales.

Gross Profit.  Gross profit decreased by $433,000, or 92%, to $37,000 in the third quarter of 2011 as compared to gross profit of $470,000 in the third quarter of 2010.  The decrease in gross profit primarily resulted from decreased net sales and decreases in the operating margins on our optical data storage products due to lower average unit net sales prices and increases in material costs which were partially offset by substantial reduction and recapture of our point-of-sale rebate reserves. Our gross profit margin as a percentage of net sales decreased to 6% in the third quarter of 2011 as compared 36% in the third quarter of 2010 as a result of lower average unit net sales prices and increases in material costs which were partially offset by substantial reduction and recapture of our point-of-sale rebate reserves.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $10,000, or 11%, to $84,000 in the third quarter of 2011 as compared to $94,000 in the third quarter of 2010. This decrease was primarily due to decreases of $14,000 in personnel costs and $4,000 in outside commissions related to lower sales as compared to the third quarter of 2010, which were partially offset by increases of $3,000 in sales expenses, $2,000 in vendor training programs, $2,000 in travel and entertainment expenses and $1,000 in freight and shipping expenses.

General and Administrative Expenses.  General and administrative expenses decreased by $65,000, or 14%, to $397,000 in the third quarter of 2011 as compared to $462,000 in the third quarter of 2010.  This decrease was primarily due to decreases of $51,000 in personnel costs, $11,000 in outside services costs, $6,000 in system support expenses, $6,000 in audit fees, $4,000 in insurance costs, $3,000 in office supplies, $3,000 in repairs and maintenance costs, and $3,000 in legal fees, all of which were partially offset by increases of $7,000 in travel and entertainment expenses, $6,000 in rent, $4,000 in utilities costs, $4,000 in taxes, and $1,000 in financial relations expenses.

Depreciation and Amortization.  Depreciation and amortization decreased in the third quarter of 2011 as compared to the third quarter of 2010 as a result of some assets becoming fully depreciated from the previous period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 (Unaudited)

	Nine Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010
	(in thousands)
Net sales	$2,419	$4,935	$(2,516)	(51.0)%	100.0%	100.0%
Cost of sales	1,905	3,455	1,550	44.9%	78.8%	70.0%
Gross profit	514	1,480	(966)	(65.3)%	21.2%	30.0%
Selling, marketing and advertising expenses	271	320	49	15.3%	11.2%	6.5%
General and administrative expenses	1,337	1,388	51	3.7%	55.3%	28.1%
Depreciation and amortization	35	39	4	10.3%	1.4%	0.8%
Operating loss	(1,129)	(267)	(862)	(322.8)%	(46.7)%	(5.4)%
Other income (expense)	10	(1)	11	*	0.4%	—%
Loss from operations before income taxes	(1,119)	(268)	(851)	(317.5)%	(46.3)%	(5.4)%
Income tax provision	1	1	—	—%	—%	—%
Net loss	$(1,120)	$(269)	$(851)	(316.4)%	(46.3)%	(5.5)%
_______________
*	Not meaningful.

Net Sales.  Net sales decreased by $2,516,000, or 51%, to $2,419,000 in the first nine months of 2011 as compared to $4,935,000 in the first nine months of 2010. The decrease in our net sales was primarily caused by a decrease of $2,763,000, or 59%, in sales of our optical data storage products, a decrease of $7,000, or 100%, of magnetic data storage products, which have been discontinued, and a decrease of $ 5,000, or 100%, of our media and entertainment products, which also have been discontinued, all which were partially offset by increases of $154,000, or 74%, in sales of our external data storage enclosures, an increase of $58,000, or 100%, in our service revenues, and an increase of $47,000, or 100%, in our new accessories for slates, tablets and smart phones. Sales of our optical data storage products totaled $1,993,000, or 82% of our net sales for the first nine months of 2011, as compared to $4,717,000, or 96% of our net sales in the first nine months of 2010. Sales of our external data storage enclosures totaled $364,000, or 15% of our net sales in the first nine months of 2011, as compared to $209,000, or 4% of our net sales in the first nine months of 2010. Sales of our accessories for slates, tablets and smart phones that were introduced in the third quarter of 2011 were $47,000, or 2%, of our net sales in the first nine months of 2011.

The average unit net sales price of our optical drives for the first nine months of 2011 decreased by 27% to $44.77 as compared to $61.73 for the first nine months of 2010.  We sold approximately 42,000 optical data storage units in the first nine months of 2011 as compared to approximately 76,000 units in the first nine months of 2010, representing a decrease of approximately 45% as a result of intense competition within the optical data storage product category.

Our overall product return rate was 12.8% of our gross sales in the first nine months of 2011 as compared to 8.3% of our gross sales in the first nine months of 2010, primarily as a result of substantial returns of our optical data storage products in the second quarter of 2011 from an exchange of customer inventory due to an upgrade in technology, whereas our physical product returns decreased to 12.8% in the first nine months of 2011 from 15.5% in the first nine months of 2010. The decrease in our physical returns is primarily the result of decreased returns of our optical data storage drives. The overall product return rate is the result of our methodology for calculating product returns over an extended period of time.

Our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees, collectively as a percentage of gross sales, were equal to approximately 1% of our gross sales for the nine months of 2011, all of which were applied against gross sales, as compared to approximately 9% of our gross sales for the first nine months of 2010, all of which were applied against gross sales. The substantial decrease in our sales incentives, point-of-sale rebates, market development funds, cooperative advertising costs and cross-dock fees, rebate promotion costs and slotting fees resulted primarily from the significant decrease in net sales and the related methodology of calculating future expense reserves. Additionally, we believe that our overall strategy for stimulating sales through sales incentives has not been effective and we are reviewing our promotions strategy to increase sales.

Gross Profit. Gross profit decreased by $966,000, or 65%, to $514,000 in the first nine months of 2011 as compared to gross profit of $1,480,000 in the first nine months of 2010. The decrease in gross profit primarily resulted from lower sales and decreased operating margins on our optical data storage products. Our gross profit margin as a percentage of net sales decreased to 21% in the first nine months of 2011 as compared 30% in the first nine months of 2010 as a result of lower average unit net sales prices and increases in material costs which were partially offset by substantial reduction and recapture of our point-of-sale rebate reserves.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $49,000, or 15%, to $271,000 in the first nine months of 2011 as compared to $320,000 in the first nine months of 2010. This decrease was primarily due to decreases of $28,000 in shipping and handling costs related to lower sales volumes, $27,000 in outside commissions related to lower sales, $11,000 in personnel costs, and $2,000 in trade show expenses, all of which were partially offset by increases of $14,000 in sales expenses, $2,000 in vendor training program expenses, $2,000 in travel and entertainment expenses, and $1,000 in supplies.

General and Administrative Expenses. General and administrative expenses decreased by $51,000, or 4%, to $1,337,000 in the first nine months of 2011 as compared to $1,388,000 in the first nine months of 2010. This decrease was primarily due to decreases of $65,000 in personnel costs, $14,000 in facilities costs, $12,000 in outside services, $11,000 in system support, $9,000 in insurance costs, $9,000 in bank charges,  and $7,000 in audit fees, all of which were partially offset by increases of $24,000 in product design expenses, $20,000 in travel and entertainment expenses, $17,000 in legal fees, $7,000 in utilities expense, $4,000 in financial relations expenses, $2,000 in taxes, $1,000 in finance charges, and $1,000 in supplies.

Depreciation and Amortization. Depreciation and amortization expense decreased in the first nine months of 2011 as compared to the first nine months of 2010 as a result of some assets becoming fully depreciated from the previous period.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically been cash provided by operations and borrowings under our bank and trade credit facilities.  Our principal uses of cash have been to provide working capital, finance capital expenditures and to satisfy our debt service requirements.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash in the foreseeable future.  As of September 30, 2011, we had working capital of $272,000, an accumulated deficit of $35,593,000, cash of $174,000 and net accounts receivable of $35,000.  This compares to working capital of $1,417,000, an accumulated deficit of $34,473,000, cash of $634,000 and net accounts receivable of $123,000 as of December 31, 2010.

As of November 8, 2011, we had cash of only $117,000 and a credit facility limited to $1,500,000.  We also have significant long-term liabilities.  Accordingly, we have limited liquidity and access to capital.  We have insufficient liquidity to fund our operations for the next twelve months or less.  In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:

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

Our unaudited consolidated financial statements as of September 30, 2011 and our consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our unaudited consolidated financial statements included elsewhere in this report, we have incurred significant recurring losses, have limited working capital and substantial stockholders’ deficits, have serious liquidity concerns and may require additional financing in the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The unaudited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(457,571)	$261,635
Investing activities	(1,575)	−
Financing activities	−	−
Net increase (decrease) in cash	$(459,146)	$261,635

Cash provided by (used in) operating activities.  The increase in cash used in our operating activities for the nine months ended September 30, 2011 reflects the weakening in our business during 2011 as a result of the increased competition in the marketplace for optical data storage products, our primary product category.

Our business during the first nine months of 2011 was characterized in large part by further substantial declines in sales across our optical data storage product line. In addition, at the end of 2010 and during the first nine months of 2011, we were required to replace a substantial portion of our consigned inventory with an enhanced model which also resulted in returns of older models. We increased our reserves for slow-moving and obsolete inventory in response these product replacements and returns.

During first nine months of 2011, we continued the successful collection of outstanding accounts receivable in accordance with our normal sales and collection cycles and we made minimal payments to our related party supplier as compared to a reduction in the amount owed to the related party supplier in the first nine months of 2010 of $179,700, which included $124,700 from offsets for products we returned to the related party and two payments totaling $55,000 made in accordance with the repayment schedule agreed to in July 2010.  As of September 30, 2011, we owed the related party $4,149,000.  See “—Credit Facility—BTC USA” below.

Cash used in our investing activities.  We purchased $1,575 in equipment in the first nine months of 2011. We had no investing activities in the first nine months of 2010.

Cash provided by financing activities.  We had no financing activities in the first nine months of 2011 or 2010 as we did not borrow any funds under credit facilities during those periods.  Our credit facility with Bay View Funding is a factoring relationship and therefore does not impact cash provided by or used in our financing activities.

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

If we terminate the Agreement prior to the end of any renewal term, we will be subject to an early termination fee equal to Bay View Funding’s average monthly commission and/or deficiency charges for the preceding nine month period, or the entire period from the date of the Agreement if the preceding period is less than six months, multiplied by the number of months remaining in the applicable renewal term.

Our obligations under the Agreement are secured by our accounts receivable and all proceeds thereof and, with respect thereto, all chattel paper, commercial tort claims, deposit accounts, documents, general intangibles, goods, letters of credit, letter of credit rights and all supporting obligations.

There was no outstanding balance under the credit facility as of September 30, 2011 or as of the filing of this report.

Credit Facility — BTC USA

In February 2003, we entered into a Warehouse Services and Bailment Agreement with BTC USA.  Under the terms of the agreement, BTC USA agreed to supply and store at our warehouse up to $10,000,000 of inventory on a consignment basis.  We were responsible for insuring the consigned inventory, storing the consigned inventory for no charge, and furnishing BTC USA with weekly statements indicating all products received and sold and the current level of consigned inventory.  The agreement also provided us with a trade line of credit of up to $10,000,000 with payment terms of net 60 days, without interest.  The agreement may be terminated by either party upon 60 days’ prior written notice to the other party.  BTC USA is a subsidiary of Behavior Tech Computer Corp., one of our significant stockholders.  Mr.  Steel Su, who is the Chief Executive Officer of Behavior Tech Computer Corp., is one of our former directors.  We did not make any purchases under this arrangement during the nine months ended September 30, 2011 and 2010.  As of September 30, 2011, there were $4,149,000 in trade payables outstanding under this arrangement.  On July 20, 2010, we agreed to make a payment of $50,000 and monthly payments each in the amount of $5,000 over the next 23 months to BTC USA.  We classified the payments due within one year as a current liability and classified the balance due as a long-term liability.  We are presently negotiating with BTC USA the terms for repayment of the balance owed.

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

Liquidity Impact of Consignment Inventory Model

We retain most risks of ownership of our consignment inventory.  These products remain our inventory until their sale by our customers.  The return of this inventory could result in significant inventory valuation adjustments caused by the declining value of the inventory from the time it is placed on consignment to the time it is returned.  For the nine months ended September 30, 2011 and 2010, no lower-of-cost-or-market adjustments were made to our consigned inventories.  In addition, the turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory.  If this inventory turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products.  In addition, as a result of our products’ short life-cycles, which generate lower average selling prices as the cycles mature, low inventory turnover levels may force us to reduce prices and accept lower margins to sell consigned products.  If we fail to select high turnover products for our consignment inventory model, our sales, profitability and financial resources will likely decline.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 16—Recent Accounting Pronouncements” to our unaudited consolidated financial statements contained elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Not applicable.

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
____________________
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

I/OMAGIC CORPORATION

Dated: November 11, 2011	By: /s/ TONY SHAHBAZ
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
____________________
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